Form 10KSB
period 1997-09-30
NOTIFY CORP
filed 1997-12-29
CIK 1031980

================================================================================
                    U.S. SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                                  FORM 10-KSB

                (Mark one)
                  [X]Annual Report Under Section 13 or 15(d)
                      of the Securities Exchange Act of 1934
                      For the Fiscal Year Ended September 30, 1997

                                      or

                  [_]Transition Report Under Section 13 or 15(d)
                      of the Securities Exchange Act of 1934

                       Commission File Number 000-23025

                              NOTIFY CORPORATION
                (Name of small business issuer in its charter)

                               ----------------

                 CALIFORNIA                                      77-0382248
       (State or other jurisdiction of              (I.R.S. Employer Identification No.)
       incorporation or organization)
       1054 S. DE ANZA BLVD. SUITE 105
            SAN JOSE, CALIFORNIA                                   95129
  (Address of principal executive offices)                       (Zip Code)

                   Issuer's telephone number: (408) 777-7920

Securities registered under Section 12(b) of the Exchange Act:

                                     Units
                                 Common Stock
                               Class A Warrants

  Check whether the issuer (1) has filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes
[X]  No [_]

  Check if no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [_]

  State issuer's revenues for its most recent fiscal year. $3,735,773.

  The aggregate market value of the voting and non-voting common equity held by non-affiliates of the Registrant, based upon the closing sale price of the Common Stock on December 18, was approximately $5,699,789. Shares of Common Stock held by officers and directors and their affiliated entities have been excluded in that such persons may be deemed to be affiliates. This determinatin of affilate status is not necessarily conclusive for other purposes.

  The number of shares outstanding of Registrant's common stock, $0.001 par value at December 26, 1997 was 3,547,237 shares.

  Portions of the Company's proxy statement for its Annual Meeting of Shareholders to be held on February 25, 1997 is incorporated herein by reference.

  Transitional Small Business Disclosure Format (check one):  Yes [_]   No [X]


================================================================================

                                    PART I

ITEM 1. DESCRIPTION OF BUSINESS.

  Notify Corporation (the "Company") was incorporated in the State of California in August 1994. The Company is engaged in the development, manufacture, marketing and sale of computer telephony products for the business, Small Office Home Office ("SOHO") and residential marketplaces. In recent years, the number of individuals and businesses relying on their telephone company service provider to provide them with services such as voice mail and CENTREX, a business-oriented service which eliminates the need for on-premise telephone switching equipment, has increased dramatically. The Company's products are designed to enhance the convenience and utility of these services by providing customers with features which are either not available or not included in standard service packages. The Company's MessageAlert product increases the timeliness and ease of message retrieval for voice mail subscribers by providing a visual indication that a message has been received. The Company's Centrex Auto Attendant product gives business and SOHO customers a cost-effective means of ensuring that incoming calls are properly routed even when a human attendant is not available. The Company's planned Caller-ID products will incorporate MessageAlert features with support for various telephone company provided Caller-ID services.

PRODUCTS

 MessageAlert

  The MessageAlert is a visual indicator for telephone company provided voice mail (a "voice message waiting indicator", or "VMWI"). Telephone companies typically use one of two signaling standards to alert voice mail subscribers that they have a message waiting: stutter dial tone signaling and "CLASS" signaling, which enables detection of a voice mail message without taking the line off-hook.

  The MessageAlert is the only battery powered stutter and CLASS compatible VMWI on the market. The Company has applied for a patent on the MultiSense Technology incorporated in it which enables it to work with both signaling standards. The MessageAlert is marketed by the Company and certain telephone companies under the name "MessageAlert" and by certain other telephone companies under their own names. In addition, the Company markets a version of the MessageAlert, "MessageAlert PBX," which is specifically adapted for PBX environments.

 Centrex Auto Attendant

  Small businesses which use CENTREX services generally must maintain a human attendant to answer incoming calls, or the calls will go unanswered or they will be transferred into the business' general voice mail mailbox. The Centrex Auto Attendant is a stand-alone unit which provides the CENTREX customer with automatic call answer and transfer capability 24 hours a day. The Centrex Auto Attendant provides nine minutes of recorded announcement time, special after hours or holiday announcements, and nine main menu items. Each main menu item supports nine selections which can be either a transfer to a telephone number or announcement. The Centrex Auto Attendant also provides extension dialing, name directory services, call statistics and operator assistance. The unit has a battery back-up that will last up to three days. The Centrex Auto Attendant is programmable by a local or remote touch tone telephone and has password protection for all administrative programming. The current Centrex Auto Attendant model supports one incoming CENTREX line. Multiple units may be used for multiple inbound lines. Future models of the Centrex Auto Attendant will support two and four lines.

 Caller-ID

  The Company is currently developing a family of Caller-ID products. The Company's Caller-ID products will incorporate the MessageAlert visual message waiting indication technology and support for combinations of telephone company services such as voice mail, Caller-ID, call waiting Caller-ID and deluxe call waiting.

SALES, MARKETING AND DISTRIBUTION

  The Company's domestic and international marketing and sales activities for the MessageAlert to date have been focused on direct sales to large telephone companies. The MessageAlert is being either private labeled or joint marketed by GTE Communication Systems Corporation, Pacific Bell, BellSouth Corporation, Ameritech Corporation, Century Telephone Enterprises Inc., Commonwealth Telephone Company, Puerto Rico Telephone Company, Standard Telephone Company and Aliant Communications, Inc. Except with respect to Pacific Bell, the Company's relationship with these companies has not been reduced to a formal agreement or contract and none of these companies is obligated to purchase any product from the Company. The Company manufactures product based on purchase orders and forecasts of purchases received from Regional Bell Operating Companies ("RBOCs") and Local Exchange Carriers ("LECs"). The Company believes large telephone companies typically do business in this manner and does not intend to seek long-term contractual commitments from its telephone company customers. Sales to RBOCs and LECs constituted 86% and 69% of revenue for the fiscal years ended September 30, 1997 and 1996, respectively. In addition, one customer accounted for 70% of sales for the fiscal year ended September 30, 1997, and three customers accounted for 30%, 18% and 16% of sales in the fiscal year ended September 30, 1996.

  The Company is marketing the Centrex Auto Attendant to the same group of large telephone companies it has targeted for the MessageAlert product. The Company believes that having established itself as a qualified supplier or joint marketing partner with respect to the MessageAlert product will help shorten the sales cycle with respect to the Centrex Auto Attendant. In particular, the Company believes the Centrex Auto Attendant and the MessageAlert product can be marketed together by the telephone companies to the business market.

  The Company believes its success, if any, will be largely dependent on its ability to either sell its products to or enter into joint marketing arrangements with the seven RBOCs and approximately 20 large LECs in the United States. In particular, the Company believes that its MessageAlert product can be sold profitably only if it is sold to or in conjunction with the RBOCs and LECs. The Company also expects to rely significantly on the RBOCs and LECs as a channel for its Centrex Auto Attendant product. To date, the Company has sold its products to three RBOCs and seven LECs. A failure by the Company to develop significantly enhanced relationships with the RBOCs and LECs would have a materially adverse effect on the Company's business and operating results.

  The Company is marketing its products outside North America by using sales representatives from various countries. The Company has entered into a sales representative agreement covering France and another covering the United Kingdom, Germany, Netherlands, Spain, Sweden, and Switzerland.

TECHNICAL AND MARKETING SUPPORT

  The Company has developed product collateral and marketing programs for the Centrex Auto Attendant and MessageAlert products. These marketing programs include collateral material, advertising and trade shows, and are supplemented with public relations campaigns. The Company intends to establish channel marketing programs consisting of collateral material, training and incentive programs for the reseller sales force.

  The Company provides back-up technical support to large telephone companies and resellers. All technical support is performed by the Company's support personnel. In the future, the Company's support organization will provide both sales and technical support. Sales support consists of sales and marketing training at the Company's home office training facility for its own sales force and those of authorized resellers.

RESEARCH AND DEVELOPMENT

  The Company has incurred $745,063 and $537,902 in research and development expenses in fiscal 1997 and 1996, respectively. The Company has had limited internal engineering resources and uses contract engineering resources for a significant portion of its research and development. The Company believes that its future depends significantly on its ability to continue to enhance its existing products and to develop new products, and the Company intends to continue to incur substantial research and development costs. The Company expects that its research and development efforts will be focused in four areas: cost reduction and feature enhancement of the MessageAlert product; the enhancement of the Centrex Auto Attendant platform to handle two- and four-port trunk line connections; expansion of the MessageAlert architecture to create a combination Caller-ID/visual message waiting indicator product; and completion of a remote telephone access to e-mail product.

MANUFACTURING

  The Company primarily uses domestic contract manufacturing to minimize resources devoted to manufacturing and to maximum flexibility and response time. At times, the Company uses offshore turnkey manufacturing when production volume makes it a cost-effective alternative. To the extent possible, the Company uses standard parts and components for its products although certain components are custom designed and/or are available only from a single source or limited sources.

GOVERNMENTAL REGULATION AND INDUSTRY STANDARDS

  The Company's products must comply with a variety of regulations and standards including regulations and standards set by the Federal Communications Commission, Underwriters Laboratories, National Registered Testing Laboratories, and Bell Communications Research. As the Company enters international markets it will be required to comply with whatever governmental regulations and industry standards exist in those markets. In addition, the U.S. telecommunications market is evolving rapidly in part due to recently enacted laws revamping the telecommunications regulatory structure. Additional legislative or regulatory changes are possible. A failure by the Company to comply with existing regulations and standards or to adapt to new regulations and standards could have a material adverse effect on the Company's business and operating results.

COMPETITION

  The Company currently has several direct competitors in the market for VMWIs. Voicewaves, Inc. produces VoiceLite, a line-powered, stutter tone only VMWI. The Company believes that the product does not have FCC approval and is not marketed or resold by any large telephone company. Consumerware, Inc. produces VoiceMail Lite, a battery powered, stutter tone only VMWI. The Company believes the retail store unit of Southwestern Bell Communications is the only telephone company which markets the VoiceMail Lite. SNI Innovation, Inc. produces VisuAlert, a dual standard VMWI which requires an AC adapter. The Company believes that no large telephone company is reselling or marketing the VisuAlert product. AASTRA TELECOM of Canada produces Call Answer Lite, a dual standard VMWI which requires an AC Adapter. The Company believes that no domestic large telephone company is reselling or marketing the Call Answer Lite product but that AASTRA TELECOM does have a marketing agreement with Bell Canada. The Company believes competition in the VMWI market is based on support of signaling standards, type of power source, other features, price and quality. The Company believes it competes favorably with respect to all of these factors.

  Certain manufacturers of competing VMWI products have greater financial, technical and marketing resources than the Company. In addition, there are several companies with substantially greater technical, financial and marketing resources than the Company which could produce competing products. These companies include telephone equipment manufacturers such as CIDCO Incorporated, Intelidata, Inc., Northern Telecom Limited, Lucent Technologies Inc. and Philips Consumer Communication L.P.

  The Company has two direct competitors in the market for auto-attendant products. Both Bogen Communications and Cobotyx Corporation, Inc. produce auto-attendant products which have basic call answering and call routing features but are missing features such as multiple levels of menus, pre-recorded system prompts, interactive voice response for configuration, name directory functionality and call statistics. The Company believes competition in the auto-attendant market is based on features (including ease of use, availability of a name directory, amount of recording time and number of menu levels), price and quality. The Company believes it competes favorably with respect to all of these factors.

  The Company also faces indirect competition from manufacturers of PC-based call management systems. These systems are designed to provide voice mail capability, auto-attendant features, and CENTREX-style functionality on a PC platform. Such systems are typically significantly more expensive than the Centrex Auto Attendant with prices ranging from $5,000 and up. The cost of such systems is based on the price of the PC and whatever additional hardware and software is required. There are many companies that provide PC-based call management systems including Active Voice Corporation, Altigen Communications, and Voice Systems Research, Inc. The Company believes that by combining its Centrex Auto Attendant with a purchase of CENTREX services, a business can achieve similar or better call management services than from a PC-based system at a substantially lower up-front cost.

  The Company expects that to the extent that the market for either of its products develops, competition will intensify and new competitors will enter the market. As the Company progresses into the Caller-ID market, it is likely to experience competition from additional companies such as Consumerware, Inc. and intensified competition from existing competitors such as CIDCO Incorporated and AASTRA TELECOM. There can be no assurance that the Company will be able to compete successfully against existing and new competitors as the market for its products evolves and the level of competition increases. A failure to compete successfully against existing and new competitors would have a materially adverse effect upon the Company=s business and results of operations.

PROPRIETARY RIGHTS

  The Company relies on a combination of patent and trade secret law, nondisclosure agreements and technical measures to establish and protect its proprietary rights in its products. The Company has a design patent issued on the MessageAlert design. The MessageAlert design is unique in that it provides a visual message waiting indicator light packaged in the form of a 3M Post-it(R) Note holder. In addition, the Company filed a patent application in July 1996 relating to the MultiSense technology used in the MessageAlert product. The Company's MultiSense technology automatically detects and reacts to either stutter or CLASS signaling. The Company intends to continue to apply for patents, as appropriate, for its future technologies and products.

  There are few barriers to entry into the market for the Company's products, and there can be no assurance that any patents applied for by the Company will be granted or that the scope of the Company's patent or any patents granted in the future will be broad enough to protect against the use of similar technologies by the Company's competitors. There can be no assurance, therefore, that any of the Company's competitors, some of whom have far greater resources than the Company, will not independently develop technologies that are substantially equivalent or superior to the Company's technology. Further, the Company intends to distribute its products in a number of foreign countries. The laws of those countries may not protect the Company's proprietary rights to the same extent as the laws of the United States.

  The Company may be involved from time to time in litigation to determine the enforceability, scope and validity of any proprietary rights of the Company or of third parties asserting infringement claims against the Company. Any such litigation could result in substantial costs to the Company and diversion of efforts by the Company's management and technical personnel.

  The Company has entered into a non-exclusive license agreement with Active Voice Corporation ("Active Voice") pursuant to which the Company has paid an up-front fee and will continue to pay ongoing per unit royalties on sales of its MessageAlert product in exchange for certain rights with respect to a patent issued to Active Voice covering stutter dial tone detection.

  The Company recently received notification from another company to the effect that such other company has a federal trademark registration for the mark "Notify" and alleging that the Company's use of the mark

"Notify" in connection with the sale of its products and in its Internet domain name constitutes an infringement of such company's trademark rights. The Company does not believe that the dispute will have a material adverse effect on the Company's business, results of operations or financial condition. However, there can be no assurance that the matter can be resolved without litigation, without the payment of damages or amounts in settlement of the claim, or without a change of the Company's name.

EMPLOYEES

  As of September 30, 1997, the Company employed thirteen persons of whom two were engaged in research and development, two in manufacturing, six in sales, marketing, and customer support, and three in general administration and finance. The Company contemplates increasing its staff at a pace consistent with the Company's business and growth. None of the Company's employees is currently represented by a labor union. The Company considers its relations with its employees to be good.

  The Company's success, if any, will be dependent on its ability to attract and retain highly skilled technical personnel as well as marketing and sales personnel. If the Company is unable to hire the necessary personnel, the development of new products and enhancements to current products would likely be delayed or prevented. Competition for highly-skilled technical, managerial, sales, and marketing personnel is intense. There can be no assurance that the Company will be successful in retaining its key personnel and in attracting and retaining the personnel it requires for expansion.

RISK FACTORS

  Limited Operating History; History of Losses; Working Capital Deficit; Anticipation of Negative Cash Flow; No Assurance of Future Profitability. The Company commenced operations in August 1994 and through January 1996 was engaged primarily in research and development. For the fiscal year ended September 30, 1996, the Company incurred a net loss of $1,657,219. As of September 30, 1997, the Company had an accumulated deficit of $3,466,191 and working capital of $5,329,729. The Company anticipates having a negative cash flow from operating activities in future quarters and years. The Company incurred a net loss of $1,382,910 for fiscal 1997 and expects to incur further operating losses in future quarters and years and until such time, if ever, as there is a substantial increase in orders for the Company's products and product sales generate sufficient revenue to fund its continuing operations. There can be no assurance that sales of the Company's products will ever generate significant revenue, that the Company will ever generate positive cash flow from its operations or that the Company will attain or thereafter sustain profitability in any future period. See "--Sales, Marketing and Distribution."

  Possible Fluctuations in Quarterly Results. The Company anticipates that it may experience significant fluctuations in operating results in the future. Fluctuations in operating results may result in volatility in the price of the Company's Securities. Operating results may fluctuate as a result of many factors, including the Company's level of research and development and sales and marketing activities, announcements by the Company and its competitors, volume and timing of orders received, if any, during the period, the timing of commercial introduction of future products and enhancements or competitive products and the impact of price competition on the Company's average selling prices. Almost all of these factors are beyond the Company's control.

  For example, during the third and fourth quarters of fiscal 1997, the Company recorded revenue of approximately $2.8 million primarily as the result of one customer conducting a particularly large marketing program using the Company's MessageAlert product during that quarter. Though the Company anticipates that the customer will run similar programs in the future, the customer is not committed to doing so and the timing of any such additional programs is uncertain.

  Notwithstanding the difficulty in forecasting future sales, the Company generally must undertake its research and development and sales and marketing activities and other commitments months or years in advance.

Accordingly, any shortfall in product revenues in a given quarter may materially adversely affect the Company's financial condition and results of operations due to the inability to adjust expenses during the quarter to match the level of product revenues, if any, for the quarter. Due to these and other factors, the Company believes that quarter to quarter comparisons of its results of operations are not necessarily meaningful and should not be relied upon as indications of the future performance.

  Uncertainty of Product Acceptance. The Company sold its first MessageAlert in January 1996 and its first Centrex Auto Attendant in December 1996. To date, the Company has received only limited revenue from the sale of these products. While the Company believes that its products are commercially viable, developing products for the consumer and business marketplaces is inherently difficult and uncertain. The Company does not believe its sales to date are sufficient to determine whether or not there is meaningful consumer or business demand for its products. The Company intends to devote significant resources to its sales and marketing efforts and to promote consumer and business interest in its products. There can be no assurance that such efforts will be successful or that significant market demand for the Company's products will ever develop. See"--Products."

  Dependence on Limited Number of Potential Customers; Need to Develop Marketing Channels. The Company believes its success, if any, will be largely dependent on its ability to either sell its products to or enter into joint marketing arrangements with the seven Regional Bell Operating Companies and approximately 20 large Local Exchange Carriers in the United States. In particular, the Company believes that its MessageAlert product can be sold profitably only if it is sold to or in conjunction with the RBOCs and LECs. The Company also expects to rely significantly on the RBOCs and LECs as a channel for its Centrex Auto Attendant product. To date, the Company has sold its products to three RBOCs and seven LECs. Qualifying its product and developing the marketing relationships necessary to make these sales took substantially longer than the Company originally anticipated. RBOCs and LECs tend to be hierarchical organizations characterized by distributed decision-making authority and an institutional reluctance to take risks. Selling a product to or entering into a marketing relationship with an RBOC or LEC is generally a lengthy process requiring multiple meetings with numerous people in the organization. A failure by the Company to develop significantly enhanced relationships with the RBOCs and LECs would have a materially adverse effect on the Company's business and operating results.

  Sales to RBOCs and LECs constituted 86% and 69% of revenue for the fiscal years ended September 30, 1997 and 1996, respectively. In addition, one customer accounted for 70% of sales for the fiscal year ended September 30, 1997, and three customers accounted for 30%, 18% and 16% of sales in the fiscal year ended September 30, 1996.

  The Company also intends to develop other distribution channels for its products including certain Competitive Local Exchange Carriers ("CLECs"). Development of these channels will require the expenditure of time and effort by the Company's management. Because the Company's marketing efforts have been largely focused on the RBOCs and LECs, its management has had only limited experience in selling the Company's products through these channels. There can be no assurance that the Company will be able to implement such a marketing and distribution program or that any marketing efforts undertaken by or on behalf of the Company will be successful. See "--Sales, Marketing and Distribution."

  Risk of Product Defects. The Company's products incorporate a combination of reasonably sophisticated computer chip design, electric circuit design and telephony technology. The Company has devoted substantial resources to researching and developing each of these elements. In order to reduce the manufacturing costs, limit the power consumption and otherwise enhance the operation of its products, the Company has from time to time redesigned its products. The Company expects that in the future it will engage in similar redesigns of its products. In addition, the Company is in the process of developing new, similarly complex products. Though the Company extensively tests its products before marketing them, any new, redesigned or current product may contain design flaws which are undetected by the Company's testing procedures. For example, in August 1996, the Company recalled 6,500 of an earlier version of its MessageAlert product as a result of a design flaw and, in November

1996, the Company recalled 14,000 of its MessageAlert product, also as a result of a design flaw. The direct cost to re-work and repair the defective products in these instances was approximately $29,000 and $13,000, respectively. In addition, the Company relies on subcontractors to manufacture and assemble its products. Though the Company has quality control procedures designed to detect manufacturing errors, there can be no assurance that the Company will identify all defective products. The Company believes that reliable operation will be an important purchase consideration for both its consumer and business customers. A failure by the Company to detect and prevent a design flaw or a widespread product defect could materially adversely affect the sales of the affected product and the Company's other products and materially adversely affect the Company's business, financial condition and operating results. See "--Products" and "--Manufacturing."

  Competition. The Company believes the market for its products is highly competitive and that competition is likely to intensify. In the market for visual message waiting indicators, the Company competes with Voicewaves, Inc., Consumerware, Inc., SNI Innovation, Inc. and AASTRA TELECOM. Certain of these companies have greater financial, technical and marketing resources than the Company. In addition, there are several companies with substantially greater technical, financial and marketing resources than the Company which could produce competing products. These companies include telephone equipment manufacturers such as CIDCO Incorporated, Intelidata, Inc., Northern Telecom, Inc., and Lucent Technologies, Inc. In the market for auto-attendant products, the Company competes directly with Bogen Communications, Inc. and Cobtyx Corporation, Inc. In addition, the Company competes with alternative products such as PC-based auto-attendant and voice mail products offered by companies such as Active Voice Corporation, Altigen Communications, and Voice Systems Research Corporation. The Company expects that to the extent that the market for its products develops, competition will intensify and new competitors will enter the market. There can be no assurance that the Company will be able to compete successfully against existing and new competitors as the market for its products evolves and the level of competition increases. A failure to compete successfully against existing and new competitors would have a materially adverse effect upon the Company's business and results of operations. See "--Competition."

  Dependence on Key Personnel. The Company's success depends to a significant extent upon certain key management employees, including its Chairman, President and Chief Executive Officer, Mr. Paul F. DePond, its Vice President of Operations, Gaylan Larson and its Chief Financial Officer, Gerald W. Rice. The Company has obtained three-year key-man term life insurance on Mr. DePond in the amount of $2,000,000 and has entered into employment agreements with him along with Mr. Larson and Mr. Rice. The loss of their services or those of any of the Company's other key employees would have a materially adverse effect on the Company. The Company's success, if any, will also be dependent on its ability to attract and retain highly skilled technical personnel as well as marketing and sales personnel. If the Company is unable to hire the necessary personnel, the development of new products and enhancements to current products would likely be delayed or prevented. Competition for highly-skilled technical, managerial, sales, and marketing personnel is intense. There can be no assurance that the Company will be successful in retaining its key personnel and in attracting and retaining the personnel it requires for expansion. See "--Employees."

  Risks of Limited Protection for Company's Intellectual Property and Proprietary Rights and Infringement of Third Parties' Rights. The Company regards various features and design aspects of its products as proprietary and relies primarily on a combination of patent and trademark laws and employee and third-party nondisclosure agreements to protect its proprietary rights. The Company has been issued one patent covering the design of it MessageAlert products, has applied for a patent covering the MultiSense technology used in its MessageAlert product and intends to continue to apply for patents, as appropriate, for its future technologies and products. There are few barriers to entry into the market for the Company's products, and there can be no assurance that any patents applied for by the Company will be granted or that the scope of the Company's patent or any patents granted in the future will be broad enough to protect against the use of similar technologies by the Company's competitors. There can be no assurance, therefore, that any of the Company's competitors, some of whom have far greater resources than the Company, will not independently develop technologies that are substantially equivalent or superior to the Company's technology. Further, the Company intends to distribute its products in a number of foreign countries. The laws of those countries may not protect the Company's proprietary rights to the same extent as the laws of the United States. See "--Competition."

  The Company may be involved from time to time in litigation to determine the enforceability, scope and validity of any proprietary rights of the Company or of third parties asserting infringement claims against the Company. Any such litigation could result in substantial costs to the Company and diversion of efforts by the Company's management and technical personnel. See "-- Proprietary Rights."

  Potential Trademark Litigation; Potential Name Change. The Company recently received a letter (the "Letter") from counsel to Airmedia, Inc. ("Airmedia") stating that Airmedia owns a federal trademark registration for the mark "Notify" and alleging that the Company's use of the mark "Notify" in connection with the sale of its products and in its Internet domain name constitutes an infringement of Airmedia's trademark rights. The Letter demands that the Company immediately cease using the mark "Notify" and any similar trademark or trade name. The Company has confirmed that Airmedia owns federal trademark registrations for the mark "Notify" and for several other marks using the term "Notify."

  The Company has been using the trade name "Notify Corporation" since December 1995 without previous challenge, and the Company's products are not marketed under any "Notify" brand. The Company intends to respond to the Letter by denying any infringement and denying any possibility of damage to Airmedia. The Company does not believe that the dispute will have a material adverse effect on the Company's business, results of operations or financial condition. However, there can be no assurance that the matter can be resolved without litigation, without the payment of damages or amounts in settlement of the claim, or without a change of the Company's name. See "--Proprietary Rights" and "Legal Proceedings."

  Dependence on Single Supplier; No Contracts or Agreements. Certain key components used in the Company's products are currently available only from single or limited sources. The Company does not have long term supply contracts with these or any other component vendors and purchases all of its components on a purchase order basis. No assurance can be given that component shortages will not occur or that the Company will be able to obtain the components it needs in a timely manner and on a commercially reasonable basis. In particular, the microcontroller which forms the core of the Company's MessageAlert product is manufactured only by Microchip Technology, Inc. From time to time, the semiconductor industry has experienced extreme supply constraints. An inability of the Company to obtain sufficient quantities of microcontrollers from Microchip Technology, Inc. would have a materially adverse effect on the Company's business and operating results.

  The Company subcontracts the manufacture of its board level assemblies to third parties, and there can be no assurance that these subcontractors will be able to support the manufacturing requirements of the Company. An inability to obtain sufficient quantities of sole-source components or subassemblies, or to develop alternative sources as required in the future, could result in delays or reductions in product shipments or could force the Company to redesign its products, either of which could materially adversely effect the Company's business and operating results. See "--Manufacturing."

  Compliance with Government Regulations and Industry Standards. The Company's products must comply with a variety of regulations and standards including regulations and standards set by the Federal Communications Commission, Underwriters Laboratories, National Registered Testing Laboratories, and Bell Communications Research. As the Company enters international markets it will be required to comply with whatever governmental regulations and industry standards exist in those markets. In addition, the U.S. telecommunications market is evolving rapidly in part due to recently enacted laws revamping the telecommunications regulatory structure. Additional legislative or regulatory changes are possible. A failure by the Company to comply with existing regulations and standards or to adapt to new regulations and standards could have a material adverse effect on the Company's business and operating results. See "--Governmental Regulation and Industry Standards."

  Risks Associated with Planned Growth. The Company plans to significantly expand its operations during fiscal year 1998, which could place a strain on its limited personnel, financial, management and other resources. In order to manage its planned growth, the Company will need to expand its product development and sales and marketing capabilities and personnel. In addition, the Company will need to adapt its financial planning, accounting systems and management structure to accommodate such growth if it occurs. A failure by the Company to properly anticipate or manage its growth, if any, could adversely affect its business, operating results and financial condition. In the last quarter of fiscal 1996, the Company over-estimated its growth rate and, as a result, built up excessive inventories of certain products and components. There can be no assurance that the Company will not experience similar or more severe difficulties in the future.

  Shares Available for Future Sale; Registration Rights. Future sales of Common Stock by existing shareholders pursuant to Rule 144 under the Securities Act of 1933, as amended (the "Securities Act"), or otherwise, could have an adverse effect on the price of the Company's securities. Pursuant to an agreement entered into in connection with a 1997 bridge financing (the "Bridge Financing", and the warrants issued in connection therewith, the "Bridge Warrants") the Company agreed to register for resale 425,000 Bridge Warrants and the underlying securities upon expiration of the one-year restriction on transferability to which the Bridge Financing investors have agreed. 2,160,000 outstanding shares of Common Stock and options and warrants to purchase Common Stock are "restricted securities" within the meaning of Rule 144 under the Securities Act. Pursuant to Rule 144, substantially all of these restricted shares are eligible for resale commencing 90 days following August 28, 1997, the effective date of the Company's initial public offering (the "IPO") of its Units, consisting of one share of Common Stock and one warrant to purchase one share of Common Stock at an exercise price of $6.50 ("Class A Warrant") subject to the restrictions on transferability relating to the 1,374,545 shares of Common Stock or Warrants to purchase shares of Common Stock placed in an Escrow in connection with the IPO. However, all the holders of the shares of Common Stock outstanding prior to the IPO and all the holders of options or warrants to purchase shares of Common Stock have agreed not to sell or otherwise dispose of any securities of the Company for a period of thirteen months from August 28, 1997 without the prior written consent of the underwriter of the Company's IPO. The holder of an option to purchase 160,000 Units at a price per Unit of $7.00 (the "Unit Purchase Option") has certain demand and "piggy-back" registration rights covering its securities. The exercise of such rights could involve substantial expense to the Company. Sales of Common Stock, or the possibility of such sales, in the public market may adversely affect the market price of the Company's securities.

  Effect of Outstanding Options and Warrants. The Company has outstanding 1,600,000 Warrants to purchase 1,600,000 shares of Common Stock for $6.50 per share (subject to adjustment in certain circumstances). In addition, the Company has outstanding 425,000 Bridge Warrants to purchase 425,000 shares of Common Stock, the Unit Purchase Option to purchase an aggregate of 320,000 shares of Common Stock assuming exercise of the underlying warrants, additional warrants to purchase 212,786 shares of Common Stock and 200,000 shares of Common Stock reserved for issuance under the Company's 1997 Stock Plan, under which no options were outstanding as of September 30, 1997. Holders of such options and warrants may exercise them at a time when the Company would otherwise be able to obtain additional equity capital on terms more favorable to the Company. Moreover, while these options are outstanding, the Company's ability to obtain financing on favorable terms may be adversely affected.

  Possible Volatility of Stock Price. The Company believes factors such as quarterly fluctuations in financial results and announcements of new technology or products or regulatory developments in the telephone industry may cause the market price of the Company's securities to fluctuate, perhaps substantially. These fluctuations, as well as general economic conditions, such as recessions or high interest rates, may adversely affect the market price of the Company's securities.

  Possible Delisting of Securities from The Nasdaq Stock Market. While the Company's Units, Common Stock and Warrants are currently listed on the Nasdaq SmallCap Market there can be no assurance that the Company will continue to meet the criteria for continued listing. Nasdaq has recently adopted more stringent financial requirements for listing on Nasdaq. With respect to continued listing, such new requirements are (i) either at least $2,000,000 in tangible assets, a $35,000,000 market capitalization or net income of at least $500,000 in two of the three prior years, (ii) at least 500,000 shares in the public float valued at $1,000,000 or more, (iii) a minimum Common Stock bid price of $1.00, (iv) at least two active market makers, and (v) at least 300 holders of the Common Stock. If the Company is unable to satisfy Nasdaq's maintenance requirements, its securities may be delisted from Nasdaq. In such event, trading, if any, in the Units, Common Stock and Warrants would thereafter be conducted in the over-the-counter market in the so-called "pink sheets" or the NASD's "Electronic Bulletin Board." Consequently, the liquidity of the Company's securities could be impaired, not only in the number of securities which could be bought and sold, but also through delays in the timing of transactions and lower prices for the Company's securities than might otherwise be attained.

  Risk of Low-Price ("Penny") Stocks. If the Company's securities were to be delisted from Nasdaq, they could become subject to Rule 15g-9 under the Securities Exchange Act of 1934, as amended (the "Exchange Act"), which imposes additional sales practice requirements on broker-dealers which sell such securities to persons other than established customers and "accredited investors" (generally, individuals with a net worth in excess of $1,000,000 or annual incomes exceeding $200,000, or $300,000 together with their spouses). For transactions covered by this rule, a broker-dealer must make a special suitability determination for the purchaser and have received the purchaser's written consent to the transaction prior to sale. Consequently, the rule may adversely affect the ability of broker-dealers to sell the Company's securities.

  Commission regulations define a "penny stock" to be any non-Nasdaq equity security that has a market price (as therein defined) of less than $5.00 per share or with an exercise price of less than $5.00 per share, subject to certain exceptions. For any transaction involving a penny stock, unless exempt, the rules require delivery, prior to any transaction in a penny stock, of a disclosure schedule prepared by the Commission relating to the penny stock market. Disclosure is also required to be made about commissions payable to both the broker-dealer and the registered representative and current quotations for the securities. Finally, monthly statements are required to be sent disclosing recent price information for the penny stock held in the account and information on the limited market in penny stocks.

  The foregoing penny stock restrictions will not apply to the Company's securities if such securities are listed on Nasdaq and have certain price and volume information provided on a current and continuing basis or if the Company meets certain minimum net tangible assets or average revenue criteria. There can be no assurance that the Company's securities will qualify for exemption from these restrictions. In any event, even if the Company's securities were exempt from such restrictions, it would remain subject to
Section 15(b)(6) of the Exchange Act, which gives the Commission the authority to prohibit any person that is engaged in unlawful conduct while participating in a distribution of a penny stock from associating with a broker-dealer or participating in a distribution of a penny stock, if the Commission finds that such a restriction would be in the public interest. If the Company's securities were subject to the rules on penny stocks, the market liquidity for the Company's securities could be severely adversely affected.

ITEM 2. DESCRIPTION OF PROPERTY.

  The Company's principal executive offices are located at 1054 South DeAnza Boulevard, Suite 105, San Jose, California 95129. The facilities consist of approximately 3,700 square feet of office space pursuant to a lease that expires March 31, 1999. The Company will either renew its lease and acquire more space if available or enter into a lease for new premises in the local area.

ITEM 3. LEGAL PROCEEDINGS.

  The Company is not a party to any litigation. The Company has, however, received a claim that the Company is infringing on another Company's trademark rights. See "Business--Proprietary Rights" and "Business--Risk Factors-- Potential Trademark Litigation; Potential Name Change".

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

  No matters were submitted to a vote by security holders during the fourth quarter of fiscal 1997.

                                    PART II

ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

(a)1. Market for Common Equity.

  Since August 28, 1997, the effective date of the Company's initial public offering, the Company's Common Stock, Class A Warrants and Units consisting of one share of Common Stock and one Class A Warrant were listed on the Nasdaq SmallCap Market under the symbols NTFY, NTFYW and NTFYU, respectively.

  The quarterly high and low sales prices of the Company's Common Stock since August 28, 1997, the effective date of the Company's initial public offering, are as follows:

   QUARTER ENDED                                                    HIGH   LOW
   September 30, 1997............................................. $4.500 $3.875

  The quarterly high and low sales prices of the Company's Class A Warrants since August 28, the effective date of the Company's initial public offering, are as follows:

   QUARTER ENDED                                                    HIGH   LOW
   September 30, 1997............................................. $1.250 $1.000

  The quarterly high and low sales prices of the Company's Units since August 28, the effective date of the Company's initial public offering, are as follows:

   QUARTER ENDED                                                     HIGH    LOW
   September 30, 1997............................................. $5.500 $5.000

  These quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission, and may not represent actual transactions.

  Shareholders. As of December 26, 1997, there were approximately 65 holders of record of the Company's Common Stock and Class A Warrants.

  Dividends. The Company has never declared or paid any cash dividends on its Common Stock. The Company currently anticipates that it will retain all future earnings for the expansion and operation of its business and does not anticipate paying cash dividends in the foreseeable future.

  2. Recent Sales of Unregistered Securities.

  The following is a summary of the transactions by Registrant during the fiscal year ended September 30, 1997 involving sales of Registrant's securities that were not registered under the Securities Act of 1933, as amended (the "Securities Act"):

  (1) In January 1997, the Company completed a restructuring of an aggregate of $932,125 principle amount of convertible promissory notes issued and sold to certain investors in June 1996 (the "Convertible Shareholder Notes") and warrants to purchase shares of Common Stock of the Company also issued and sold to certain investors in June 1996 (the "Shareholder Warrants"). Holders of an aggregate of $732,125 in principal amount of the Convertible Shareholder Notes converted their Convertible Shareholder Notes into Common Stock of the Company at a price per share of $4.55 and exchanged their accompanying Shareholder Warrants for warrants to purchase an aggregate of 48,272 shares of the Company's Common Stock at a price of $0.25 per share. Holders of the remaining $200,000 principal amount of Convertible Shareholder Notes agreed to defer repayment of the notes until the earlier of the closing of the IPO or until April 30, 1997 and exchanged their Shareholder Warrants for warrants to purchase an aggregate of 7,920 shares of Common Stock at an exercise price of $5.05 per share.

The sale and issuance of these securities was exempt from the registration requirements of the Securities Act pursuant to Section 3(a)(9) thereof.

  (2) In February 1997, the Company issued to its Chief Executive Officer a 10% subordinated promissory note with principal amount of $65,000 and warrants to purchase 11,535 shares of the Company's Common Stock at a price per share of $3.00 for an aggregate purchase price of $65,000. The sale and issuance of these securities was exempt from the registration requirements of the Securities Act pursuant to Section 4(2) thereof.

  (3) In March 1997, the Company issued and sold 17 bridge units ("Bridge Units") at $50,000 per unit in the Bridge Financing. Each Bridge Unit consisted of a one-year $50,000 promissory note bearing 10% interest (the "Bridge Notes") and Bridge Warrants to purchase 25,000 shares of Common Stock at a purchase price of $3.00 per share. The Bridge Warrants automatically converted into warrants with identical terms as the Class A Warrants, and the promissory note became due upon the closing of the IPO. All of the purchasers of the Bridge Units were "accredited investors" as that term is defined in Regulation D of the Securities Act. The sale and issuance of these securities was exempt from the registration requirements of the Securities Act pursuant to Rule 506 of Regulation D promulgated thereunder.

  (4) In April 1997, the Company issued to one of its directors a 10% subordinated promissory note with a principal amount of $200,000 and warrant to purchase 2,970 shares of the Company's Common Stock at a price per share of $5.00 for an aggregate purchase price of $200,000. The sale and issuance of these securities was exempt from the registration requirements of the Securities Act pursuant to Section 4(2) thereof.

  (5) In August 1997, the Company issued to an investment partnership a 10% promissory note with a principal amount of $175,000. The issuance of the note was exempt from the registration requirements of the Securities Act pursuant to Section 4(2) thereof.

  The sale and exchange of the above securities were deemed to be exempt from registration under the Securities Act as indicated. The recipients of securities in each such transaction represented their intention to acquire the securities for investment only and not with a view to or for sale in connection with any distribution thereof and appropriate legends were attached to the share certificates issued in such transactions. All recipients had adequate access to information about the Registrant.

(b) Use of Proceeds

  The Company completed its IPO pursuant to a Registration Statement on Form SB-2 (No. 333-23369) declared effective on August 28, 1997 and issued 1,600,000 of its Units to the public at a price of $5.00 per Unit. The Units consisted of one share of the Company's Common Stock and one Class A Warrant to purchase one share of the Company's Common Stock at an exercise price of $6.50 per share. The underwriter for the IPO was D.H. Blair Investment Banking Corp. The offering has been terminated and all Units have been sold. The Company incurred expenses of approximately $1,846,000, of which $800,000 represented underwriting discounts and commissions and $1,046,000 represented other expenses. The net proceeds of the IPO to the issuer after total expenses was $6,153,000.

  The Company used an aggregate of $1,606,000 of the net proceeds of the IPO to repay indebtedness, of which indebtedness $211,000 represented repayment of indebtedness to Michael Ballard, a director of the Company and $106,000 represented repayment of indebtedness to Paul DePond, President and Chief Executive Officer of the Company. The Company used an aggregate of $145,000 of the net proceeds from the IPO for working capital, $75,000 for product development, $49,000 for sales and marketing and $279,000 for additional inventory. This use of the proceeds of the IPO does not reflect a material change in the use of proceeds described in the prospectus filed as a part of the Registration Statement filed in connection with the IPO.

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION.

  THIS MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS CONTAINS CERTAIN FORWARD-LOOKING STATEMENTS CONCERNING THE COMPANY'S BUSINESS AND OPERATIONS. SUCH STATEMENTS INVOLVE RISKS AND UNCERTAINTIES THAT COULD CAUSE ACTUAL RESULTS TO DIFFER DUE TO A VARIETY OF RISK FACTORS SET FORTH HEREIN AND FROM TIME TO TIME IN THE COMPANY'S FILINGS WITH THE SECURITIES AND EXCHANGE COMMISSION. FOR A LIST OF RISK FACTORS WHICH SHOULD BE CONSIDERED BY PROSPECTIVE PURCHASERS OF THE COMPANY'S SECURITIES SEE
ITEM 1 "BUSINESS--RISK FACTORS".

OVERVIEW

  The Company was founded in August 1994 to develop, manufacture, market and sell computer telephony products for the business, SOHO and residential markets. From inception until January 1996, the Company was engaged primarily in research and development. In January 1996, the Company shipped the first version of its MessageAlert product and in December 1996 shipped its first Centrex Auto Attendant product. Substantially all of the Company's revenue has been derived from sales of its MessageAlert product.

  The Company completed its IPO in September 1997, with net proceeds of approximately $6.2 million. Prior to the IPO, the Company's working capital requirements were met through the sale of equity and debt securities and, to a lesser extent, product revenue and the Company's line of credit. The Company has sustained significant operating losses in every fiscal period since inception and expects to incur substantial quarterly operating losses in the future. The Company's limited operating history makes the prediction of future operating results difficult if not impossible. Accordingly, although the Company experienced significant growth in revenue in the fiscal year ended September 30, 1997, such growth should not be considered to be indicative of future revenue growth. Future operating results will depend on many factors, including the demand for the Company's products, the level of product and price competition, the ability of the Company to expand its existing and to create new distribution channels, and the ability of the Company to develop and market new products and control costs. There can be no assurance that the Company's revenue will grow or be sustained in future periods or that the Company will ever achieve profitability.

RESULTS OF OPERATIONS

Revenue

  To date, substantially all of the Company's revenue has been derived from the sale of its MessageAlert products. Revenue consists of gross revenue less product returns. Revenue for the fiscal year ended September 30, 1997 increased to $3,735,773 from $308,067 for the fiscal year ended September 30, 1996. Sales to RBOCs and LECs constituted 86% and 69% of revenue for the fiscal year ended September 30, 1997 and the fiscal year ended September 30, 1996, respectively. In addition, one customer accounted for 70% of sales in fiscal 1997, and three customers accounted for 30%, 18% and 16% of sales in the fiscal year ended September 30, 1996.

  During the third and fourth quarters of fiscal 1997, the Company recorded revenue of approximately $2.8 million primarily as the result of one customer conducting a particularly large marketing program using the Company's MessageAlert product during that quarter. Though the Company anticipates that the customer will run similar programs in the future, the customer is not committed to doing so and the timing of any such additional programs is uncertain.

Cost of Sales

  Cost of sales consists primarily of the cost to manufacture the Company's products. Cost of sales increased to $2,760,380 in the fiscal year ended September 30, 1997 from $428,112 in the fiscal year ended September 30,

1996. These increases were the result of increased sales of the Company's products. As a result of achieving certain manufacturing efficiencies from greater sales volumes in fiscal 1997, the Company's gross margin improved to 26% in fiscal 1997 from negative 39% in fiscal 1996.

Research and Development

  Research and development expense consists principally of personnel costs, supply expenses and equipment depreciation. Research and development expense increased to $745,063 for the fiscal year ended September 30, 1997 from $537,902 for the fiscal year ended September 30, 1996. This increase was primarily the result of hiring additional engineers and outside consultants and spending on new product development.

  The Company expects that research and development expenses will increase significantly in future quarters, as the Company attempts to develop new products and enhance its current products. See "Business--Research and Development."

Sales and Marketing

  Sales and marketing expense consists primarily of personnel, consulting and travel costs and sales commissions related to the Company's sales and marketing efforts. Sales and marketing expenses increased to $666,930 for the fiscal year ended September 30, 1997 from $549,916 for the fiscal year ended September 30, 1996. These increases were attributable primarily to the additional commissions paid to sales personnel.

  The Company anticipates that sales and marketing expenses will increase significantly in future quarters as the Company hires additional sales personnel and attempts to expand its existing and create new distribution channels. See "Business--Sales, Marketing and Distribution."

General and Administrative

  General and administrative expense consists of general management and finance personnel costs, occupancy costs and legal expenses for the Company. General and administrative expenses increased to $633,584 for the fiscal year ended September 30, 1997 from $440,089 for the fiscal year ended September 30, 1996. These increases were primarily the result of hiring additional personnel and the commencement of salary payments to certain founders who previously had not been paid salaries. The Company expects that it will need to hire additional accounting and financial personnel in order to support anticipated growth and comply with the reporting and investor relations obligations of a public company.

Income Taxes

  There was no provision for federal or state income taxes in fiscal 1997 or 1996 as the Company incurred net operating losses. The Company expects to incur a net operating loss in future quarters and years. As of September 30, 1997, the Company had federal and state net operating loss carryforwards of approximately $3,140,000. The net loss carryforwards and certain research and development tax credit carryforwards will expire in tax years 2002 and 2012, if not utilized. Utilization of the net operating losses and credits may be subject to a substantial annual limitation due to ownership change limitations provided by the Internal Revenue Code of 1986, as amended (the "Code"), and similar state provisions. The annual limitation may result in the expiration of net operating losses and credits carryforwards before full utilization. For financial reporting purposes, deferred tax assets primarily related to the net operating carryforwards recognized under Financial Accounting Standard No. 109, "Accounting for Income Taxes," have been fully offset by a valuation allowance.

Release of Escrow Securities

  In connection with the IPO, certain securityholders of the Company placed 1,247,786 shares of Common Stock of the Company (the "Escrow Shares") and warrants to purchase 126,759 shares of Common Stock of the Company (the "Escrow Warrants" and, together with the Escrow Shares, the "Escrow Securities") in escrow. The Escrow Shares and Escrow Warrants are subject to cancellation and will be contributed to the capital of the Company if the Company does not attain certain earnings levels or the market price of the Company's Common Stock does not achieve certain levels.

  In the event any Escrow Securities owned by securityholders of the Company who are officers, directors, consultants or employees of the Company are released from escrow, compensation expense will be recorded for financial reporting purposes. Therefore, in the event the Company attains any of the earnings or stock price thresholds required for the release of the Escrow Securities, the release will be treated, for financial reporting purposes, as compensation expense of the Company. Accordingly, the Company will, in the event of the release of the Escrow Securities, recognize during the period that the earnings or stock price thresholds are met a substantial noncash charge to earnings that would increase the Company's loss or reduce or eliminate earnings, if any, at such time. The amount of this charge will be equal to the aggregate market price of such Escrow Securities at the time of release from escrow. Although the amount of compensation expense recognized by the Company will not affect the Company's total shareholders' equity or cash flow, it may have a depressive effect on the market price of the Company's securities.

LIQUIDITY AND CAPITAL RESOURCES

  Prior to the IPO, the Company financed its operations primarily through sales of equity and debt securities and bank lines of credit. In the fiscal years ended September 30, 1997 and 1996, the Company's net cash used in operating activities equaled $1,298,708 and $2,034,658, respectively. The Company anticipates that it will have a negative cash flow from operating activities in future quarters and years.

  In September 1997, the Company completed its IPO which consisted of the sale of 1.6 million Units, each consisting of one share of Common Stock of the Company and one Class A Warrant to purchase one share of Common Stock of the Company at an exercise price of $6.50. The net proceeds of the IPO, after deducting the underwriting discounts and commissions and other expenses of the IPO was approximately $6.2 million.

  In March 1997, the Company completed the Bridge Financing which consisted of the sale of $850,000 principal amount of Bridge Notes bearing interest at an annual rate of 10% and Bridge Warrants to purchase an aggregate of 425,000 shares of Common Stock. The net proceeds of the Bridge Financing of approximately $735,000 were utilized by the Company to repay certain indebtedness and for working capital purposes including general and administrative expense and expenses of the IPO. The Company repaid the principal and accrued interest on the Bridge Notes with a portion of the proceeds of the IPO. The Company recognized a non-recurring charge of approximately $130,000 representing the aggregate amount of unamortized debt discount and debt issuance costs associated with the Bridge Financing at the time of repayment. See Note 3 of Notes to Financial Statements.

  The Company believes that the proceeds from the IPO, together with existing sources of liquidity, will satisfy the Company's anticipated cash needs through at least the next 12 months. Thereafter, if cash generated from operations is insufficient to satisfy the Company's liquidity requirements, the Company may attempt to sell additional equity or convertible debt securities or obtain credit facilities.

                         PART II--FINANCIAL INFORMATION

Item 7. Financial Statements.

                               NOTIFY CORPORATION
                         INDEX TO FINANCIAL STATEMENTS

                                                                            PAGE
                                                                            ----
   Report of Ernst & Young LLP, Independent Auditors....................... F-2
   Audited Financial Statements
   Balance Sheet........................................................... F-3
   Statements of Operations................................................ F-4
   Statement of Shareholders' Equity (Net Capital Deficiency).............. F-5
   Statements of Cash Flows................................................ F-6
   Notes to Financial Statements........................................... F-8

               REPORT OF ERNST & YOUNG LLP, INDEPENDENT AUDITORS

The Board of Directors and Shareholders
Notify Corporation

  We have audited the accompanying balance sheet of Notify Corporation as of September 30, 1997, and the related statements of operations, shareholders' equity (net capital deficiency), and cash flows for the years ended September 30, 1997 and 1996. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

  We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statements presentation. We believe that our audits provide a reasonable basis for our opinion.

  In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Notify Corporation at September 30, 1997, and the results of its operations and its cash flows for the years ended September 30, 1997 and 1996, in conformity with generally accepted accounting principles.

                                                          /s/ Ernst & Young LLP

San Jose, California
October 17, 1997

                               NOTIFY CORPORATION

                                 BALANCE SHEETS

                               SEPTEMBER 30, 1997

ASSETS
Current assets:
  Cash and cash equivalents........................................ $5,030,331
  Accounts receivable, net of allowance for doubtful accounts of
   $19,314.........................................................    436,905
  Inventories......................................................  1,095,578
  Other current assets.............................................     13,029
                                                                    ----------
Total current assets...............................................  6,575,843
Property and equipment, net........................................    113,739
Other assets.......................................................     21,029
                                                                    ----------
                                                                    $6,710,611
                                                                    ==========
LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
  Line of credit................................................... $   36,665
  Accounts payable.................................................    715,354
  Other accrued liabilities........................................    229,762
  Royalties payable................................................     64,333
  Note payable to shareholder......................................    200,000
                                                                    ----------
Total current liabilities..........................................  1,246,114
Commitments
Shareholders' equity:
  Preferred stock, $0.001 par value, 5,000,000 shares authorized,
   none issued and outstanding.....................................        --
  Common stock, $0.001 par value, 15,000,000 shares authorized,
   3,547,214 shares issued and outstanding in 1997.................      3,547
  Additional paid-in capital.......................................  8,942,916
  Notes receivable from shareholders...............................    (15,775)
  Accumulated deficit.............................................. (3,466,191)
                                                                    ----------
Total shareholders' equity.........................................  5,464,497
                                                                    ----------
                                                                    $6,710,611
                                                                    ==========

                               NOTIFY CORPORATION

                            STATEMENTS OF OPERATIONS

                                                      YEARS ENDED SEPTEMBER 30,
                                                     --------------------------
                                                        1997          1996
                                                     -----------  ------------
Product sales....................................... $ 3,735,773  $    308,067
Cost of sales.......................................   2,760,380       428,112
                                                     -----------  ------------
Gross profit (loss).................................     975,393      (120,045)
Operating costs and expenses:
  Research and development..........................     745,063       537,902
  Sales and marketing...............................     666,930       549,916
  General and administrative........................     633,584       440,089
                                                     -----------  ------------
Total operating costs and expenses..................   2,045,577     1,527,907
                                                     -----------  ------------
Loss from operations................................  (1,070,184)   (1,647,952)
Interest expense....................................    (199,133)       (9,267)
Other income and expense, net.......................      16,761        23,544
                                                     -----------  ------------
Net loss before extraordinary item..................  (1,252,556)   (1,657,219)
Extraordinary item--loss from early extinguishment
 of bridge notes....................................    (130,354)          --
                                                     -----------  ------------
Net loss............................................ $(1,382,910) $(1,657,219)
                                                     ===========  ============
Net loss per share before extraordinary item........ $     (2.20) $     (3.87)
                                                     ===========  ============
Net loss per share.................................. $     (2.43) $     (3.87)
                                                     ===========  ============
Weighted average shares used in computing net loss
 per share..........................................     568,932       428,764
                                                     ===========  ============
Pro forma net loss per share........................ $     (1.53) $     (2.12)
                                                     ===========  ============
Weighted average shares used in computing pro forma
 net loss per share.................................     901,202       781,306
                                                     ===========  ============

                               NOTIFY CORPORATION

           STATEMENT OF SHAREHOLDERS' EQUITY (NET CAPITAL DEFICIENCY)

                                                                                                                TOTAL
                                                                                     NOTES                  SHAREHOLDERS'
                             PREFERRED STOCK         COMMON STOCK      ADDITIONAL  RECEIVABLE                EQUITY (NET
                          ----------------------  -------------------   PAID-IN       FROM     ACCUMULATED     CAPITAL
                            SHARES      AMOUNT     SHARES     AMOUNT    CAPITAL   SHAREHOLDERS   DEFICIT     DEFICIENCY)
                          ----------  ----------  ---------  --------  ---------- ------------ -----------  -------------
Balances at September
 30, 1995...............   1,000,000  $  100,000    848,804  $ 42,865  $       --   $(19,800)  $  (426,062)  $ (302,997)
Issuance of Series B
 convertible preferred
 stock for cash at $0.50
 per share..............   3,500,000   1,750,000         --        --          --         --            --    1,750,000
Repurchases of common
 stock..................          --          --    (32,590)   (1,646)         --      2,500            --          854
Repayments of notes
 receivable from
 shareholders...........          --          --         --        --          --     12,800            --       12,800
Issuances of common
 stock at $0.05 per
 share in exchange for
 note receivable and
 cash...................          --          --     68,911    17,400          --    (13,150)           --        4,250
Net loss................          --          --         --        --          --         --    (1,657,219)  (1,657,219)
                          ----------  ----------  ---------  --------  ----------   --------   -----------   ----------
Balance at September 30,
 1996...................   4,500,000   1,850,000    885,125    58,619          --    (17,650)   (2,083,281)    (192,312)
Repayments of notes
 receivable from
 shareholders...........          --          --         --        --          --      4,075            --        4,075
Issuances of common
 stock to employees.....          --          --     33,057    12,200          --     (9,200)           --        3,000
Repurchases of common
 stock from shareholder.          --          --    (27,722)   (7,000)         --      7,000            --           --
Issuances of common
 stock pursuant to
 conversion of
 convertible promissory
 notes and accrued
 interest...............          --          --    165,694   761,476          --         --            --      761,476
Issuance of bridge
 warrants...............          --          --         --   116,875          --         --            --      116,875
Conversion of no par
 common stock to $0.001
 par common stock.......          --          --         --  (941,114)    941,114         --            --           --
Issuance of common
 shares pursuant to
 initial public offering
 (net of expenses)......          --          --  1,600,000     1,600   6,152,533         --            --    6,154,133
Conversion of preferred
 A and preferred B
 shares to common shares
 pursuant to initial
 public offering........  (4,500,000) (1,850,000)   891,060       891   1,849,109         --            --           --
Option purchased by
 underwriter............          --          --         --        --         160         --            --          160
Net loss................          --          --         --        --          --         --    (1,382,910)  (1,382,910)
                          ----------  ----------  ---------  --------  ----------   --------   -----------   ----------
Balance at September 30,
 1997...................          --  $       --  3,547,214  $  3,547  $8,942,916   $(15,775)  $(3,466,191)  $5,464,497
                          ==========  ==========  =========  ========  ==========   ========   ===========   ==========

                               NOTIFY CORPORATION

                            STATEMENT OF CASH FLOWS

                                                           YEARS ENDED SEPTEMBER 30,
                                                          -------------------------
                                                             1997         1996
CASH FLOWS USED IN OPERATING ACTIVITIES                   -----------  -----------
Net loss................................................. $(1,382,910) $(1,657,219)
Adjustments to reconcile net loss to net cash used in
 operating activities:
  Depreciation and amortization..........................      38,038       23,132
  Deferred financing charges and accretion related to
   bridge notes..........................................     232,375           --
  Conversion of accrued interest on convertible notes to
   common stock..........................................      29,351           --
  Changes in operating assets and liabilities:
    Accounts receivable..................................    (302,223)    (130,814)
    Inventory............................................    (515,649)    (560,080)
    Other current assets.................................     (25,293)      (3,156)
    Accounts payable.....................................     598,557       93,051
    Other accrued liabilities............................      29,046      200,428
                                                          -----------  -----------
Net cash used in operating activities....................  (1,298,708)  (2,034,658)
                                                          -----------  -----------
CASH FLOWS USED IN INVESTING ACTIVITIES
Expenditures for property and equipment..................     (58,874)     (88,566)
                                                          -----------  -----------
CASH FLOWS PROVIDED BY FINANCING ACTIVITIES
Proceeds from issuance of preferred stock................          --    1,450,000
Proceeds from issuance of common stock...................       3,000        5,104
Proceeds from issuance of convertible notes payable......     125,000      807,125
Net proceeds from bridge notes...........................     734,500           --
Repayment of bridge note payable.........................    (850,000)          --
Advances under line of credit............................      44,000       50,000
Repayments under line of credit..........................     (57,335)          --
Proceeds from notes payable to shareholders..............     265,000           --
Payments on notes payable to shareholders................    (295,000)     (45,000)
Payments of notes receivable from shareholders...........       4,075       12,800
Proceeds from promissory note............................     175,000           --
Repayment of promissory note.............................    (175,000)          --
Proceeds from initial public offering, net...............   6,154,133           --
Proceeds from purchase of underwriter warrant............         160           --
                                                          -----------  -----------
Net cash provided by financing activities................   6,127,533    2,280,029
                                                          -----------  -----------
Net increase in cash and cash equivalents................   4,769,951      156,805
Cash and cash equivalents at beginning of period.........     260,380      103,575
                                                          -----------  -----------
Cash and cash equivalents at end of period............... $ 5,030,331  $   260,380
                                                          ===========  ===========
NONCASH FINANCING ACTIVITIES
Common stock issued for notes receivable from
 shareholders............................................ $     9,200  $    13,150
                                                          ===========  ===========
Conversion of convertible notes payable to preferred
 stock................................................... $        --  $   300,000
                                                          ===========  ===========
Conversion of convertible preferred stock to common
 stock................................................... $ 1,850,000           --
                                                          ===========  ===========
Common stock retired for notes receivable from
 shareholders............................................ $     7,000  $     2,500
                                                          ===========  ===========
Conversion of convertible stock payable and accrued
 interest to common stock................................ $   761,476  $        --
                                                          ===========  ===========
Value ascribed to warrants issued in conjunction with
 private placement....................................... $   116,875  $        --
                                                          ===========  ===========
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Cash paid for interest................................... $    71,140  $     8,817
                                                          ===========  ===========

                              NOTIFY CORPORATION

                         NOTES TO FINANCIAL STATEMENTS

                              September 30, 1997

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

ORGANIZATION AND BUSINESS

  Notify Corporation (the "Company") develops, manufactures and markets computer telephony products.

STOCK SPLIT

  In January 1997, the board of directors approved a reverse stock split of one-for-5.05 of all outstanding shares of common stock and changed the conversion ratio of preferred stock to one share of common stock for every
5.05 preferred shares. All common share and per share information included in the accompanying financial statements has been retroactively adjusted to give effect to the stock split as well as the change in the preferred stock conversion ratio. Additionally, in conjunction with the Company's public offering described below, the Company converted its no par common stock to common stock with par value of $0.001 per share.

CASH AND CASH EQUIVALENTS

  The Company considers all highly liquid investments with a maturity of three months or less when purchased to be cash equivalents. The Company is exposed to credit risk in the event of default by the financial institutions to the extent of amounts recorded on the balance sheet.

INVENTORIES

  Inventories are stated at the lesser of actual cost, on a first-in, first-out basis, or fair value and consist of the following:

                                                                   SEPTEMBER 30,
                                                                       1997
                                                                   -------------
   Raw materials..................................................  $  509,277
   Work-in-process................................................     255,607
   Finished goods.................................................     330,694
                                                                    ----------
                                                                    $1,095,578
                                                                    ==========

PROPERTY AND EQUIPMENT

  Property and equipment is stated at cost and depreciated or amortized on a straight-line basis of the lesser of the estimated useful lives of the asset or the lease term. The estimated useful lives range from three to five years.

REVENUE RECOGNITION

  Product sales are recognized upon product shipment. In fiscal 1997, one customer accounted for 70% of sales. In fiscal 1996, three customers accounted for 30%, 18% and 16% of sales.

INCOME TAXES

  The Company follows Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes" ("SFAS 109"). Under SFAS 109, the liability method is used to account for income taxes. Under this method, deferred tax assets and liabilities are measured using the enacted tax rates and laws that will be in effect when the differences are expected to reverse.

                              NOTIFY CORPORATION

                              SEPTEMBER 30, 1997

1.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

USE OF ESTIMATES

  The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

CONCENTRATION OF CREDIT RISK

  The Company sells its products primarily to regional bell operating companies and local exchange carriers in the United States. The Company performs on-going credit evaluations and generally requires no collateral. The Company maintains reserves for credit losses, and such losses have been within management's expectations. As of September 30, 1997, one customer accounted for 74% of accounts receivable.

NOTES PAYABLE

  The carrying amounts of the Company's note payable approximates its fair value. The fair value of the Company's note payable is estimated using discounted cash flow analysis, based on the Company's incremental borrowing rates for similar types of borrowing arrangements.

STOCK OPTIONS

  The Company accounts for its stock option plan in accordance with provisions of the Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" ("APB 25"). In 1995, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation" ("SFAS 123"), that provides an alternative to APB 25. The Company will continue to account for its employee stock plans in accordance with the provisions of APB 25 with footnote disclosures of the material impact of SFAS 123. The number of stock options granted in fiscal year ended 1997 are not material, therefore, the effect of applying the SFAS 123 fair value based method to the Company's option grants would not result in pro forma net loss materially different from historical amounts reported. Therefore, such pro forma information specified in SFAS 123 are not separately presented herein. Future pro forma net income results may be materially different from actual amounts reported.

NET LOSS PER SHARE

  Net loss per share is computed using the weighted-average number of shares of common stock outstanding. Common stock equivalent shares from convertible preferred stock, convertible notes payable and warrants are not included as the effect is antidilutive. In accordance with Securities and Exchange Commission Staff Accounting Bulletins, common stock and common stock equivalent shares issued by the Company at prices below the initial public offering price during the period beginning one year prior to the initial public offering have been included in the calculation as if they were outstanding for all periods presented (using the treasury stock method and the estimated initial public offering price). The weighted-average number of common shares used in the net loss per share calculation was reduced by the common stock placed in escrow in connection with the Company's initial public offering (see Note 5).

  Pro forma net loss per share has been computed as described above and also gives effect, pursuant to SEC policy, to convertible preferred stock issued more than 12 months prior to the initial public offering date that automatically converted upon completion of the offering.

                              NOTIFY CORPORATION

                              SEPTEMBER 30, 1997

1.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

RECENTLY ISSUED ACCOUNTING STANDARDS

  In February 1997, the Financial Accounting Standards Board issued Statement No. 128, "Earnings per Share" ("SFAS 128") which is required to be adopted for periods ending after December 15, 1997. At that time, the Company will be required to change the method currently used to compute loss per share. The impact of SFAS 128 is not expected to have an effect on previously reported loss per share information.

  In June 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income" ("SFAS 130"). The statement established standards for the reporting and display of comprehensive income and its components. Comprehensive income is defined as the change in equity of a business enterprise during a period from transactions and other events and circumstances from nonowner sources. It includes all changes in equity during a period except those resulting from investments by owners and distributions to owners. This standard will require that an enterprise display an amount representing total comprehensive income for the period. SFAS 130 will be effective for fiscal year 1998. The Company does not expect the adoption of SFAS 130 to have a significant impact on the Company=s reported results of operations.

2. PROPERTY AND EQUIPMENT

  Property and equipment consists of the following:

                                                                   SEPTEMBER 30,
                                                                       1997
                                                                   -------------
   Furniture and office equipment.................................   $175,856
   Leasehold improvements.........................................      2,246
                                                                     --------
                                                                      178,102
   Less accumulated depreciation and amortization.................    (64,363)
                                                                     --------
                                                                     $113,739
                                                                     ========

3. FINANCING ARRANGEMENTS

PRIVATE PLACEMENT

  In March 1997, the Company completed a private placement of an aggregate of $850,000 principal amount of notes ("bridge notes") and 425,000 warrants ("bridge warrants") in which it received net proceeds of approximately $735,000 (after expenses of issuance). The bridge notes were repaid, together with interest which accrued at the rate of 10% per annum, upon the closing of the public offering discussed below. Each bridge warrant automatically converted upon the closing date of the public offering into one Class A warrant which is identical in all respects to the Class A warrant sold in the public offering, except that purchasers of the bridge notes that acquired the bridge warrants have agreed not to exercise their warrants for a period of one year from the closing date of the public offering and not to sell publicly their warrants except as provided in certain lock-up provisions which expire one year after the closing date of the public offering. The fair value of the bridge warrants, amounting to approximately $117,000, together with the cost of the issuance of bridge notes, approximately $115,000, were treated as additional interest expense over the term of the bridge notes. Upon repayment of the notes, the unamortized portion of the value ascribed to the warrants and the debt issuance costs of approximately $130,000 were recorded as an extraordinary item.

                              NOTIFY CORPORATION

                              SEPTEMBER 30, 1997
3. FINANCING ARRANGEMENTS (continued)

OTHER FINANCIAL ARRANGEMENTS

  During fiscal 1997 and 1996, the Company received proceeds of $932,125 from the issuance of convertible notes and warrants including $150,000 of proceeds received from two directors. The notes accrued interest at the rate of 8% per annum and were due and payable in June 1997 unless earlier converted. In January 1997, the Company restructured certain convertible notes whereby holders of an aggregate of $732,125 in principal amount of convertible notes converted their notes and accrued interest into 165,694 shares of common stock of the Company at a price per share of approximately $4.55 and exchanged their warrants for new warrants to purchase an aggregate of 48,272 shares of the Company's common stock at a price of $0.25 per share. Holders of the remaining $200,000 in principal of convertible notes were repaid from proceeds of the Company's public offering and retain warrants to purchase an aggregate of 7,920 shares of common stock at an exercise price of $5.05 per share.

  During February 1997, the Company issued a $65,000 promissory note to a shareholder which accrued interest at the rate of 10% and was repaid from the proceeds of the Company's public offering. The shareholder also received a warrant to purchase 11,535 shares of common stock of the Company at $3.00 per share.

  In April 1997, the Company issued a $200,000 promissory note to a shareholder which accrues interest at 10% per annum and is due and payable in October 1997. In conjunction with this promissory note, the Company also issued the shareholder a warrant to purchase 2,970 shares of the Company's common stock at an exercise price of $5.00.

  The Company maintains a credit facility with a financial institution which allows for maximum borrowings of up to $50,000 at an interest rate of 9.5% per annum. The loan agreement terminates upon the repayment of all principal and interest due. As of September 30, 1997, the Company had borrowings of approximately $36,665 outstanding under this facility.

  In August 1997, the Company issued to an investment partnership a 10% promissory note with a principal amount of $175,000 which was repaid from the proceeds of the Company's public offering.

4. COMMITMENTS

  The Company currently occupies a facility under an operating lease which expires in March 1999 and contains renewal options to extend the lease term for one two-year period. Future minimum payments under this lease for the year ended September 30, 1998 and 1999 are $91,000 and $48,000, respectively.

  Rent expense totaled $73,000 and $44,000 for the years ended September 30, 1997 and 1996, respectively.

5. SHAREHOLDERS' EQUITY

INITIAL PUBLIC OFFERING OF UNITS AND RELATED MATTERS

  In August 1997, the Company completed an offering to the public (the "Offering") of 1,600,000 units at $5.00 per unit. Each unit consisted of one share of common stock, $0.001 par value and one Class A warrant. The proceeds of the offering were approximately $6,200,000, net of issuance costs. Each Class A warrant entitles the holder to purchase one share of common stock at an exercise price of $6.50, subject to adjustment, at any

                              NOTIFY CORPORATION

                              SEPTEMBER 30, 1997

5. SHAREHOLDERS' EQUITY (continued)

time through the fifth anniversary of the offering. Commencing one year from the date of the offering, the warrants are subject to redemption by the Company, at $0.05 per warrant, under certain circumstances, on 30 days written notice. Additionally, the Company agreed to grant to an underwriter an option to purchase, for nominal consideration, up to 160,000 units exercisable at $7.00 per unit during a two-year period that commences three years from the date of the offering.

WARRANTS

  In August 1997, the Company issued a warrant that entitles an officer of the Company to purchase 24,752 shares of common stock at an exercise price of $5.00 per share. This warrant is exercisable any time and expires in April 2002.

  At September 30, 1997, warrants issued in connection with various financings, including 2,025,000 Class A warrants, were outstanding to purchase 2,237,786 shares of the Company's common stock (including 123,554 and 29,702 warrants held by three directors and two employees, respectively) at prices ranging from $0.25 to $6.50 per share. These warrants are exercisable at any time and expire at dates ranging from April 2000 to April 2002.

1997 STOCK OPTION PLAN

  In January 1997, the Company adopted the Notify Corporation 1997 Stock Plan (the "Plan") which provides for the granting of stock options to employees, officers, consultants and directors of the Company. Stock options are granted with terms of up to 10 years. A total of 200,000 shares of the Company's common stock are reserved for issuance under the Plan. During fiscal 1997, the Company granted 17,500 options at $4.75 per share. Under the terms of these option grants, 25% of the options vest upon the first anniversary of the date of grant and an additional 1/36 of the unvested shares vest ratably over the following 36 months. None of the options granted are exercisable as of September 30, 1997. The options had a weighted-average remaining contractual life of approximately 9.75 years as of September 30, 1997.

ESCROW SECURITIES

  In connection with the Offering, holders of the Company's common and preferred stock agreed to place 1,247,786 of their shares into escrow, and holders of certain warrants agreed to place warrants to purchase 126,759 shares of common stock into escrow. The securities will be released to the holders in the event specified levels of pretax income of the Company for the years ended September 30, 1998 to 2003 are achieved, or the market price of the Company's common stock attains specified targets during a 36-month period commencing from the effective date of the registration statement relating to the Company's public offering. Any securities remaining in escrow on September 30, 2003 will be forfeited, which securities will then be contributed to the Company's capital. The pretax income levels are subject to proportionate adjustment upon the issuance of certain securities subsequent to the Company's initial public offering.

  In the event that the foregoing earnings or market price levels are attained and the escrowed securities released, the Securities and Exchange Commission has adopted the position that the release of escrowed securities to officers, directors, employees and consultants of the Company will be compensatory and, accordingly, will result in compensation expense for financial reporting purposes. The expense will equal the fair value of the escrowed securities on the date of release and will result in a material charge to operations.

                              NOTIFY CORPORATION

                              SEPTEMBER 30, 1997
6. RELATED PARTY TRANSACTIONS

  The Company has an ongoing business relationship with a literature and product fulfillment company owned by a director of the Company. The Company uses this fulfillment company on a project by project basis to facilitate the distribution of its products. The Company paid to this fulfillment company $97,835 and $4,349 during fiscal 1997 and 1996, respectively.

7. INCOME TAXES

  There were no provisions for federal or state income taxes for 1997 and 1996 as the Company incurred operating losses and there can be no assurance that the Company will realize the benefit of the net operating loss carryforwards.

  Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company's deferred tax assets for federal and state income taxes are as follows:

                                                              SEPTEMBER 30,
                                                           --------------------
                                                              1997       1996
                                                           ----------  --------
   Deferred tax assets:
     Net operating loss carryforwards..................... $1,279,000  $800,000
     Research credit carryforwards........................     35,000    10,000
     Other temporary differences..........................     75,000    45,000
                                                           ----------  --------
     Total differed tax assets............................  1,389,000   855,000
                                                           ----------  --------
   Valuation allowance.................................... (1,389,000) (855,000)
                                                           ----------  --------
   Net deferred tax assets................................ $       --  $     --
                                                           ==========  ========

Realization of deferred tax assets is dependent on future earnings, the timing and amount of which are uncertain. Accordingly, a valuation allowance, in an amount equal to the net deferred tax asset has been established to reflect these uncertainties. The change in the valuation allowance was a net increase of $534,000 and $432,000 for fiscal years 1997 and 1996, respectively.

  As of September 30, 1997, the Company had net operating loss carryforwards of approximately $3,140,000 for federal and California tax purposes, which will expire in years 2002 through 2012. As of September 30, 1997, the Company also had research and development tax credit carryforwards of approximately $20,000 and $23,000, respectively, for federal and California tax purposes. The credits will expire in 2011 through 2012, it not utilized. Utilization of net operating loss and tax credit carryforwards may be subject to a substantial annual limitation due to the ownership change limitations provided by the Internal Revenue Code of 1986, as amended, and similar state provisions. The annual limitation may result in the expiration of net operating loss and tax credit carryforwards before full utilization.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

  None.

                                   PART III

  The information required in Items 9-12 is hereby incorporated by reference from the Company's definitive proxy statement for the Annual Meeting of Shareholders to be held on February 25, 1998.

  Item 13. Exhibits and Reports on Form 8-K.

  (a) Exhibits

    3.1*   Restated Articles of Incorporation of Registrant.
    3.3*   Bylaws of Registrant, as amended to date.
   10.1*+  Employment Agreement dated as of March 1, 1997 between the Company and Paul DePond (as amended).
   10.2*+  Employment Agreement dated as of March 1, 1997 between the Company and Gaylan Larson (as amended).
   10.3*+  Employment Agreement dated as of March 1, 1997 between the Company and Gerald Rice (as amended).
   10.4*   Escrow Agreement by and between Registrant, the American Stock
           Transfer & Trust Company and certain security holders of the
           Registrant (as amended).
   10.5*+  Registrant's 1997 Stock Plan.
   10.6*   Form of Lock-up Agreement (as amended).
   10.7*   Lease between Registrant and C.C. Poon.
   10.8*+  Nonexclusive Technology License Agreement between Registrant and
           Active Voice Corporation dated April 30, 1997.
   10.9*   Form of Warrant Agreement.
   10.10*  Form of Underwriter's Unit Purchase Option.
   11.1    Statement Regarding the Computation of Per Share Loss.
   23.1    Consent of Independent Auditors (see page F-2).
   24.1    Power of Attorney (see page III-2).
   27.1    Financial Data Schedule.

--------
* Incorporated by reference to exhibits filed in response to Item 27, "Exhibits," of the Company's Registration Statement on Form SB-2 (File No. 333-23369), declared effective on August 28, 1997.
+ Confidential treatment has been granted with respect to portions of this exhibit.
+  The item listed is a compensatory plan.

  (b) Reports on Form 8-K.

  During the quarter ended September 30, 1997, the Company filed its Current Report on Form 8-K dated September 2, 1997 relating to a notice of trademark infringement by Airmedia, Inc.

                                     III-1

                                  SIGNATURES

  Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, duly authorized, in the City of San Jose, California, on the 29th day of December, 1997.

                                          NOTIFY CORPORATION

        December 29, 1997                            /s/ Paul F. DePond
Dated: ____________________               By: _________________________________
                                             Paul F. DePond
                                             President and Chief Executive
                                             Officer

                               POWER OF ATTORNEY

  KNOW ALL MEN BY THESE PRESENTS that each person whose signature appears below constitutes and appoints Paul F. DePond, Gerald W. Rice and Henry P. Massey, Jr. and each of them, as his true and lawful attorneys-in-fact and agents, with full power of substitution and resubstitution, for him and in his name, place and stead, in any and all capacities, to sign any and all amendments to this Report on Form 10-KSB, and to file the same with all exhibits thereto, and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorneys- in-fact and agents, and each of them, full power and authority to do and perform each and every act and thing requisite and necessary to be done in and about the premises, as fully to all intents and purposes as he might or could do in person, hereby ratifying and confirming all that said attorneys-in-fact and agents, or either of them, or their or his substitute or substitutes, may lawfully do or cause to be done by virtue hereof.

  In accordance with the requirements of the Securities Exchange Act of 1934, this Report was signed by the following persons in the capacities indicated below and on the dates stated.


         SIGNATURE                   TITLE                        DATE
         ---------                   -----                        ----
      /s/ Paul DePond        President, Chief Executive     December 22, 1997
___________________________   Officer and Chairman
        Paul DePond           (Principal Executive
                              Officer)

      /s/ Gerald Rice        Chief Financial Officer        December 22, 1997
___________________________   (Principal Financial and
        Gerald Rice           Accounting Officer)

     /s/ Gaylan Larson       Vice President, Operations     December 22, 1997
___________________________   and Director
       Gaylan Larson

    /s/ Michael Ballard      Director                       December 22, 1997
___________________________
      Michael Ballard

                             Director
___________________________
       Barry Bellue

     /s/ Michael Smith       Director                       December 22, 1997
___________________________
       Michael Smith

                                     III-2

                                 EXHIBIT INDEX

 EXHIBIT
   NO.                               DESCRIPTION
 -------                             -----------
  3.1*    Restated Articles of Incorporation of Registrant.
  3.3*    Bylaws of Registrant, as amended to date.
 10.1*+   Employment Agreement dated as of March 1, 1997 between the Company and Paul DePond (as amended).
 10.2*+   Employment Agreement dated as of March 1, 1997 between the Company and Gaylan Larson (as amended).
 10.3*+   Employment Agreement dated as of March 1, 1997 between the Company and Gerald Rice (as amended).
 10.4*    Escrow Agreement by and between Registrant, the American Stock
          Transfer & Trust Company and certain security holders of the
          Registrant (as amended).
 10.5*+   Registrant's 1997 Stock Plan.
 10.6*    Form of Lock-up Agreement (as amended).
 10.7*    Lease between Registrant and C.C. Poon.
 10.8*+   Nonexclusive Technology License Agreement between Registrant and
          Active Voice Corporation dated April 30, 1997.
 10.9*    Form of Warrant Agreement.
 10.10*   Form of Underwriter's Unit Purchase Option.
 11.1     Statement Regarding the Computation of Per Share Loss.
 23.1     Consent of Independent Auditors (see page F-2).
 24.1     Power of Attorney (see page III-2).
 27.1     Financial Data Schedule.

--------
* Incorporated by reference to exhibits filed in response to Item 27, "Exhibits," of the Company's Registration Statement on Form SB-2 (File No. 333-23369), declared effective on August 28, 1997.
+ Confidential treatment has been granted with respect to portions of this exhibit.
+  The item listed is a compensatory plan.