Form 10QSB
period 1997-12-31
NOTIFY CORP
filed 1998-02-13
CIK 1031980

                                United States

                     Securities and Exchange Commission

                           Washington, D.C.  20549

                                 FORM 10-QSB

                                 (MARK ONE)

[ X ] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the Period Ended December 31, 1997
                                       or
[   ] Transition Report Pursuant to Section 13 of 15(d) of the Securities
Exchange Act of 1934
For the Transition Period From ____________ to ______________

                       Commission File number  000-23025

============================================================================
                               NOTIFY CORPORATION

             (Exact name of Registrant as specified in its charter)

             CALIFORNIA                           77-0382248
     (State of Incorporation)                  (I.R.S. Employer
                                              Identification No.)

                         1054 South De Anza Blvd. #105
                              San Jose, CA  95129
                    (Address of principal executive offices)

                                 (408) 777-7920
                        (Registrant's telephone number)
============================================================================

Check whether the Registrant (1) has filed all reports required to be filed by
Section 13 of 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                         Yes               No          X
                             ----------           -----------

     As of January 30, 1998 there were 3,540,165 shares of Common Stock outstanding.

   INDEX
   -----

PART I.  FINANCIAL INFORMATION (unaudited)

   Item 1.  Balance Sheet as of December 31, 1997......................   3

            Statements of Operations for the three-month periods
             ended December 31, 1997 and 1996..........................   4

            Statements of Cash Flows for the three-month periods
             ended December 31, 1997 and 1996..........................   5

            Notes to the Financial Statements..........................   6

   Item 2.  Management's Discussion and Analysis of Financial Condition
            and Results of Operations..................................   7

PART II.  OTHER INFORMATION

   Item 1.  Legal Proceedings..........................................   9

   Item 2.  Changes in Securities and Use of Proceeds..................   9

          (d)   Use of Proceeds........................................   9

   Item 6.  Exhibits and Reports on Form 8-K...........................   9

SIGNATURES.............................................................   9

PART I.  FINANCIAL INFORMATION (unaudited)

     Item 1. Financial Statements:

                               NOTIFY CORPORATION
                                 BALANCE SHEET

                                                     December 31,
                                                        1997
                                                  ----------------
ASSETS                                               (Unaudited)
Current assets:
    Cash and cash equivalents                         $ 4,357,171
    Accounts receivable                                   308,946
    Inventories                                           723,510
    Prepaid assets                                         12,134
                                                   ---------------
Total current assets                                    5,401,761

Property and equipment, net                               109,549
Other assets                                              233,815
                                                   ---------------
    Total assets                                      $ 5,745,125
                                                   ===============

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
    Line of credit                                    $    24,165
    Accounts payable                                      429,538
    Accrued liabilities                                   154,162
                                                   ---------------
Total current liabilities                                 607,865

Shareholders' equity:
    Common stock                                            3,547
    Additional paid-in capital                          8,930,968
    Retained earnings                                  (3,797,255)
                                                   ---------------
Total shareholders equity                               5,137,260
                                                   ---------------
    Total liabilities and shareholders' equity        $ 5,745,125
                                                   ===============

See accompanying notes to unaudited financial statements

                              NOTIFY CORPORATION
                            STATEMENTS OF OPERATIONS

                                                                         THREE MONTHS
                                                                       ENDED DECEMBER 31,
                                                                  1997                     1996
                                                          ------------------       ------------------
                                                              (Unaudited)              (Unaudited)

Product sales                                                     $1,063,026                $ 396,294
Cost of sales                                                        766,037                  351,079
                                                          ------------------       ------------------
Gross profit                                                         296,989                   45,215

Operating expenses:
     Research & development                                          327,621                  149,415
     Sales and marketing                                             146,629                  153,400
     General and administrative                                      213,074                  138,786
                                                          ------------------       ------------------
Total operating expenses                                             687,324                  441,601
                                                          ------------------       ------------------

Loss from operations                                                (390,335)                (396,386)

Other income and expense, net                                        (59,271)                  19,583
                                                          ------------------       ------------------
Net loss                                                          $ (331,064)               $(415,969)
                                                          ==================       ==================

Basic and diluted net loss per share                                  $(0.14)                  $(0.93)
                                                          ==================       ==================

Weighted average shares outstanding                                2,297,606                  448,897
                                                          ==================       ==================

Pro forma net loss per share                                                                   $(0.51)
                                                                                   ==================

Pro forma weighted average shares outstanding                                                 814,204
                                                                                   ==================

See accompanying notes to unaudited financial statements

                               NOTIFY CORPORATION
                            STATEMENTS OF CASH FLOWS


                                                                         THREE MONTHS
                                                                       ENDED DECEMBER 31,
                                                                     1997            1996
                                                               ------------------------------
                                                                          (Unaudited)
Cash Flows used in operating activities:
Net loss                                                          $ (331,064)      $(415,969)
 Adjustments to reconcile net loss to cash used in
    Operating activities:
       Depreciation and amortization                                  11,885           9,480
       Changes in operating assets and activities:
       Accounts receivable                                           127,959          17,541
       Inventories                                                   372,069         168,074
       Other assets                                                 (211,891)         (9,499)
       Accounts payable                                             (285,816)         (8,621)
       Accrued liabilities                                          (139,933)        (86,760)

                                                                 ------------------------------
Net cash used in operating activities                               (456,791)       (325,754)
                                                                 ------------------------------

Cash flows used in investing activities:
   Expenditures for property & equipment                              (7,695)              -

Cash flows provided by (used in) financing activities:
   Proceeds from issuance of preferred stock                               -           3,000
   Proceeds from issuance of convertible notes payable                               125,000
   Advances under line of credit                                     (12,500)         50,000
   Payments on repurchase of unvested stock                             (354)              -
   Proceeds from exercise of warrants                                      5               -
   Payments on note payable to shareholder                          (200,000)         (5,000)
   Repayments of notes receivable from shareholders                    4,175             325

                                                                 ------------------------------
Net cash provided by (used in) financing activities                 (208,674)        173,325
                                                                 ------------------------------

Net decrease in cash and cash equivalents                           (673,160)       (152,429)
Cash and cash equivalents at beginning of period                   5,030,331         260,380

                                                                 ------------------------------
Cash and cash equivalents at end of period                        $4,357,171       $ 107,951
                                                                 ==============================


Supplemental disclosure of cash flow information:
Cash paid for interest                                            $   11,708       $   3,948

See accompanying notes to unaudited financial statements

NOTIFY CORPORATION

NOTES TO THE FINANCIAL STATEMENTS, (UNAUDITED)

     1.   BASIS OF PRESENTATION

     The accompanying unaudited financial statements of Notify Corporation (the "Company"), have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instruction for Form 10-QSB Item 310b and Article 10 of regulation S-X. The balance sheet as of December 31, 1997, and the statements of operations for the three-month periods ended December 31, 1997 and 1996 and the statements of cash flows for the three-month periods ended December 31, 1997 and 1996 are unaudited but include all adjustments (consisting only of normal recurring adjustments) which the Company considers necessary for a fair presentation of the financial position at such date and the operating results and cash flows for those periods. Although the Company believes that the disclosures in these financial statements are adequate to make the information presented not misleading, certain information normally included in financial statements and related footnotes prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission. The accompanying financial statements should be read in conjunction with the financial statements and notes thereto included in the Company's annual report and Form 10-KSB for the year ended September 30, 1997.

     Results for any interim period are not necessarily indicative of results for any other interim period or for the entire year.

     2.   NET LOSS PER SHARE

     Net loss per share is computed using the weighted-average number of shares of common stock outstanding during the periods presented. Potential common shares are excluded from the computation as their effect is antidilutive. In 1997, the Financial Accounting Standards Board issued Statement No. 128, Earnings per Share. Statement 128 replaced the previously reported primary and fully diluted earnings per share with basic and diluted earnings per share. Unlike primary earnings per share , basic earnings per share excludes any dilutive effects of options, warrants, and convertible securities. All earnings per share amounts for all periods have been presented, and where necessary, restated to conform to the Statement 128 requirements. The weighted average number of common shares used in the net loss per share calculation was reduced by the common stock, and common stock equivalent shares placed in escrow in connection with the Company's initial public offering.

     Pro forma net loss per share has been computed as described above and also gives effect to the conversion of preferred stock that converted to common stock upon completion of the Company's initial public offering.

     3.   USE OF ESTIMATES

     The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions. These assumptions affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from these estimates.

     4.   CASH EQUIVALENTS

     Cash equivalents consist mainly of money market funds and commercial paper which are highly liquid financial instruments that are readily convertible to cash. The Company has not incurred losses related to these instruments. As of December 31, 1997, the Company had no material investments in debt or equity securities.

NOTIFY CORPORATION

     5.   INVENTORIES

     Inventories consist principally of raw materials and subassemblies, which are stated at lower of cost (first-in, first-out) or market.

                                                                             December 31, 1997
                                                                         ------------------------
          Raw Materials                                                                  $214,498
          Work In Process                                                                  61,773
          Finished Goods                                                                  447,239
                                                                         ------------------------
                                                                                         $723,510
                                                                         ========================

     6.    INCOME TAXES

     Due to the Company's loss position, there was no provision for income taxes for the three months ended December 31, 1997 and 1996.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS:

     The following discussion should be read in conjunction with the unaudited financial statements and notes thereto included in Part I - Item 1 of this Quarterly Report and the audited financial statements and notes thereto and Management's Discussion and Analysis of Financial Condition and Results of Operations contained in the Company's Annual Report and Form 10-KSB for the year ended September 30, 1997.

RESULTS OF OPERATIONS

     In the first quarter of fiscal 1998, substantially all of the Company's revenue was derived from the sale of its MessageAlert products. Revenue consists of gross revenue less product returns. Revenue for the first quarter of fiscal 1998 increased to $1,063,026 from $396,294 for the first quarter of fiscal 1997. The first quarter revenue was up from the previous year's first quarter due to stronger telephone company promotions utilizing the Company's products. Sales to telephone companies consisted of 61% and 78% of revenue for the first quarter of fiscal 1998 and for the first quarter of fiscal 1997, respectively. In addition, two customers accounted for 67% and 24% of sales in the first quarter of fiscal 1998 and three customers accounted for 31%, 19% and 13% of sales in the first quarter of fiscal 1997.

     A substantial portion of the Company's revenue continues to be derived from the sale of products in connection with telephone company promotional programs. As the timing and size of these programs is uncertain, the Company anticipates it will continue to experience substantial variances in quarterly revenue.

     Cost of sales consists primarily of the cost to manufacture the Company's products. Cost of sales increased to $766,037 in the first quarter of fiscal 1998 from $351,079 for first quarter of fiscal 1997. These increases were the result of increased sales of the Company's products. As a result of achieving certain manufacturing efficiencies from greater sales volumes the Company's gross margin improved to 28% in the first quarter of fiscal 1998 from 11% in the first quarter of fiscal 1997.

     Research and development expense consists primarily of personnel costs, contract engineering expense, development tooling, and supply expenses.
Research and development expense increased to $327,621 for the first quarter of fiscal 1998 from $149,415 for first quarter of fiscal 1997. The increase was primarily the result of hiring additional engineers and outside consulting and spending on new product development. The Company expects that the investment in research and development will continue at, or near, the current level for the remainder of 1998.

NOTIFY CORPORATION

     Sales and marketing expense consists primarily of personnel, travel costs and sales commissions related to the Company's sales and marketing efforts. Sales and marketing costs remained consistent at $146,629 for the first quarter of fiscal 1998 compared to $153,400 for the first quarter of fiscal 1997.

     General and administrative expense consists of general management and finance personnel costs, occupancy expense, accounting expense and legal expense. General and administrative expenses increased to $213,074 for the first quarter of fiscal 1998 from $138,786 for the first quarter of fiscal 1997. The increases were primarily the result of additional legal, accounting and printing expense and increases in executive salaries.

LIQUIDITY AND CAPITAL RESOURCES

     The Company completed its initial public offering (IPO) in August 1997, receiving net proceeds of approximately $6.2 million. Cash used in operating activities has increased to $456,791 for first quarter of fiscal 1998 from $325,754 for the first quarter of fiscal 1997. The increases were due to settlement of vendor debt following the completion of the IPO and increased spending in research and development activities.

IMPACT OF THE YEAR 2000 ISSUE

     The Year 2000 Issue is the result of computer programs being written using two digits rather than four to define the applicable year. Computer programs that have date sensitive software may recognize a date using "00" as the year 1900 rather than the year 2000. To be in "Year 2000 compliance" a computer program must be written using four digits to define years. The Company's current adjunct and software products are largely independent of other operating environments and therefore, not affected by the Year 2000 Issue. All products currently in development are being designed to be in Year 2000 compliance.

The Company is identifying Year 2000 dependencies in its systems and is investigating the need for changes to its internal information systems to make them Year 2000 compliant. The Company will initiate formal communications with all of its significant suppliers and financial institutions, and will be communicating with its large customers to determine the extent to which the Company is vulnerable to those third parties failing to remediate their own Year 2000 issues. The cost of the Year 2000 project is not expected to have a material effect on the Company's financial condition or results of operations. While the Company currently expects that the Year 2000 will not pose significant operational problems, delays in the implementation of new information systems, or a failure of its vendors, customer and financial institutions could have material adverse consequences, including delays in the delivery or sale of products.

FORWARD LOOKING STATEMENTS

     Statements in this report regarding product development and introductions and future business activities are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, and are subject to the safe harbors created thereby. Actual results could differ materially from these forward-looking statements as a result of the following factors: business conditions and growth in the telecommunications industry and general economics, both domestic and international; lower than expected customer orders and timing of actual orders; the timing and extent to which telephone companies adopt, initiate and promote programs involving the Company's products; competition from other suppliers of telephony adjunct devices; changes in product mix or distribution channels; technological difficulties and resource constraints encountered in developing new products; and additional factors discussed from time to time in the Company's public reports filed with the Securities and Exchange Commission.

NOTIFY CORPORATION

PART II.  OTHER INFORMATION

ITEM 1.   LEGAL PROCEEDINGS

POTENTIAL TRADEMARK LITIGATION

     The Company received a letter in September 1997 from counsel to Airmedia, Inc. ("Airmedia") stating that Airmedia owns a federal trademark registration for the mark "Notify" and alleging that the Company's use of the mark "Notify" in connection with the sale of its products and in its Internet domain name constitutes an infringement of Airmedia's trademark rights. The Company has come to an agreement with Airmedia to change the name of the Company to NOTIFY TECHNOLOGY CORPORATION and for the Company to refrain from using the mark "Notify" in connection with the sale of its product in exchange for Airmedia to withdraw its claim of infringement. This name change is being presented to the shareholders of the Company for ratification at the Annual Shareholder Meeting to be held on February 25, 1998.

ITEM 2.   CHANGES IN SECURITIES AND USE OF FUNDS

(d)  USE OF PROCEEDS

     The Company completed its IPO pursuant to a Registration Statement on Form SB-2 (No. 333-23369) declared effective on August 28, 1997 and issued 1,600,000 of its Units to the public at a price of $5.00 per Unit. The net proceeds of the IPO to the Company after total expenses was $6,153,000.

     In the first fiscal quarter of 1998, the Company used an aggregate of $1,453,000 of the net proceeds of the IPO of which $211,000 represented repayment of indebtedness to Michael Ballard, a director of the Company. In addition, the Company used an aggregate of $657,000 of the net proceeds from the IPO for working capital for general corporate purposes including royalties, administrative expense and salaries; $187,000 for remaining IPO costs; $251,000 for product development; and $147,000 for sales and marketing. This use of the proceeds of the IPO does not reflect a material change in the use of proceeds described in the prospectus filed as a part of the Registration Statement filed in connection with the IPO.


ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K

        (a)   Exhibit 11.1  Statement Regarding the Computaiton of Per Share
                            Loss

              Exhibit 27.1  Financial Data Schedule

        (b)   None -



                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                            NOTIFY CORPORATION



                            /s/ Gerald W. Rice
                            Chief Financial Officer
                            (Principal Financial and Accounting Officer)