Form 10QSB
period 1998-03-31
NOTIFY CORP
filed 1998-05-14
CIK 1031980

                                 United States

                       Securities and Exchange Commission

                            Washington, D.C.  20549

                                  FORM 10-QSB

                                   (MARK ONE)

[ X ] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the Period Ended March 31, 1998
                                       or
[   ] Transition Report Pursuant to Section 13 of 15(d) of the Securities
Exchange Act of 1934 For the Transition Period
From ____________ to ______________

                       Commission File number  000-23025

============================================================================

                         NOTIFY TECHNOLOGY CORPORATION

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

                                 (408) 777-7920
                        (Registrant's telephone number)
                 NOTIFY CORPORATION (Registrant's former name)
============================================================================

Check whether the Registrant (1) has filed all reports required to be filed by
Section 13 of 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                               Yes               No   X

     As of March 31, 1998 there were 3,540,226 shares of Common Stock outstanding.

         INDEX
         -----

PART I.  FINANCIAL INFORMATION (unaudited)

         Item 1.  Balance Sheet as of March 31, 1998.....................3

                  Statements of Operations for the three-month and
                  six-month periods ended March 31, 1998 and 1997........4

                  Statements of Cash Flows for the six-month periods
                  ended March 31, 1998 and 1997..........................5

                  Notes to the Financial Statements......................6

         Item 2.  Management's Discussion and Analysis of Financial
                  Condition and Results of Operations....................7

PART II.  OTHER INFORMATION

         Item 2.  Changes in Securities and Use of Proceeds..............10

              (d) Use of Proceeds........................................10

         Item 4.  Submission of Materials to a Vote of Security Holders..10

         Item 6.  Exhibits and Reports on Form 8-K

SIGNATURES...............................................................10

PART I.  FINANCIAL INFORMATION (unaudited)

     Item 1. Financial Statements:

                         NOTIFY TECHNOLOGY CORPORATION
                                 BALANCE SHEET

                                                       March 31,
                                                         1998
                                                      -----------
                                                      (Unaudited)
ASSETS
Current assets:
    Cash and cash equivalents                         $ 3,749,371
    Accounts receivable                                    86,251
    Inventories                                           896,572
    Prepaid assets                                         20,975
                                                      -----------
Total current assets                                    4,753,169

Property and equipment, net                               113,219
Other assets                                              213,187
                                                      -----------
Total assets                                          $ 5,079,575
                                                      ===========

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
   Line of credit                                     $    11,665
   Accounts payable                                       275,180
   Accrued liabilities                                    297,032
                                                      -----------
Total current liabilities                                 583,877

Shareholders' equity:
   Common stock                                            3,540
   Additional paid-in capital                          8,930,975
   Retained earnings                                  (4,438,817)
                                                     -----------
Total shareholders' equity                             4,495,698
                                                     -----------
 Total liabilities and shareholders' equity          $ 5,079,575
                                                     ===========

See accompanying notes to unaudited financial statements

                         NOTIFY TECHNOLOGY CORPORATION
                            STATEMENTS OF OPERATIONS

                                                  Three-Month Periods                                 Six-Month Periods
                                                    Ended March 31,                                    Ended March 31,
                                             1998                     1997                     1998                      1997
                                    -------------------       ------------------       -----------------        -------------------
                                                      (Unaudited)                                        (Unaudited)

Product sales                                $  209,444                $ 536,072             $ 1,272,470                  $ 932,366
Cost of sales                                   148,915                  372,450                 914,952                    723,529
                                    -------------------       ------------------        ----------------         ------------------


Gross profit                                     60,529                  163,622                 357,518                    208,837

Operating expenses:
   Research & development                       403,552                  163,828                 731,173                    313,243
   Sales and marketing                          121,099                  144,853                 267,728                    298,253
   General and administrative                   227,662                  169,016                 440,736                    307,802
                                    -------------------       ------------------        ----------------         ------------------
Total operating expenses                        752,313                  477,697               1,439,637                    919,298
                                    -------------------       ------------------        ----------------         ------------------

Loss from operations                           (691,784)                (314,075)             (1,082,119)                  (710,461)


Other (income) and expense, net                 (50,221)                  39,651                (109,492)                    59,234
                                    -------------------       ------------------        ----------------         ------------------

Net loss                                     $ (641,563)               $(353,726)            $  (972,627)                 $(769,695)

                                    ===================       ==================       =================        ===================

Basic and diluted net loss per share             $(0.28)                  $(1.31)                 $(0.42)                    $(3.18)

                                    ===================       ==================       =================        ===================

Weighted average shares outstanding           2,297,606                  269,620               2,297,023                    242,395
                                    ===================       ==================       =================        ===================

Pro forma net loss per share                                              $(0.56)                                            $(1.27)

                                                              ==================                                ===================

Pro forma weighted average shares
 outstanding                                                             634,918                                            607,693

                                                              ==================                                ===================

See accompanying notes to unaudited financial statements

                         NOTIFY TECHNOLOGY CORPORATION
                            STATEMENTS OF CASH FLOWS

                                                                                                     Six-Month Period Ended
                                                                                                            March 31,
                                                                                                       1998           1997
                                                                                                  -----------------------------
                                                                                                          (Unaudited)
CASH FLOWS USED IN OPERATING ACTIVITIES:
Net loss                                                                                            $  (972,627)     $(769,695)
Adjustments to reconcile net loss to cash used in
    Operating activities:
        Depreciation and  amortization                                                                   24,695         15,353
        Amortization of debt discount and issuance costs                                                 ------         18,479
        Conversion of accrued interest on convertible notes to common stock                              ------         29,351
    Changes in operating assets and activities:
        Accounts receivable                                                                             350,654       (181,523)
        Inventories                                                                                     199,008        (76,445)
        Prepaid assets                                                                                 (200,104)      (310,079)
        Accounts payable                                                                               (440,174)       316,256
        Accrued liabilities                                                                               2,937          7,854
                                                                                                     ----------       --------
Net cash used in operating activities                                                                (1,035,611)      (950,449)
                                                                                                     ----------       --------
CASH FLOWS USED IN INVESTING ACTIVITIES:
        Expenditures for property & equipment                                                           (24,175)       (41,088)

CASH FLOWS PROVIDED BY (USED IN) FINANCING ACTIVITIES:
        Proceeds from issuance of common stock                                                           ------          3,000
        Proceeds from issuance of convertible promissory  notes                                          ------        125,000
        Net proceeds from private placement of bridge notes                                              ------        734,500
        Advances under line of credit                                                                    ------        150,000
        Repayments under line of credit                                                                 (25,000)      (200,000)
        Proceeds from note payable shareholder                                                           ------         65,000
        Payments on repurchase of unvested stock                                                           (354)        ------
        Proceeds from exercise of warrants                                                                    5         ------
        Payments on note payable to shareholder                                                        (200,000)        (5,000)
        Repayments of notes receivable from shareholders                                                  4,175            325
                                                                                                     ----------       --------
Net cash provided by (used in) financing activities                                                    (221,174)       872,825
                                                                                                     ----------       --------

Net decrease in cash and cash equivalents                                                            (1,280,960)      (118,712)
Cash and cash equivalents at beginning of period                                                      5,030,331        260,380
                                                                                                     ----------       --------
Cash and cash equivalents at end of period                                                          $ 3,749,371      $ 141,668
                                                                                                    ===========      =========
NONCASH FINANCING ACTIVITIES:
Common stock issued or retired for notes receivable from shareholders                               $   ------       $   9,200
Conversion of convertible notes payable to common stock                                             $   ------       $ 732,125
                                                                                                    ===========      =========
Value ascribed to warrants issued in conjunction with Private
   Placement                                                                                        $   ------       $ 116,875
                                                                                                    ===========      =========

See accompanying notes to unaudited financial statements

NOTIFY TECHNOLOGY CORPORATION

NOTES TO THE FINANCIAL STATEMENTS, (UNAUDITED)

     1.   BASIS OF PRESENTATION

     The accompanying unaudited financial statements of Notify Technology Corporation (the "Company"), have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instruction for Form 10-QSB Item 310b and Article 10 of regulation S-X. The balance sheet as of March 31, 1998, and the statements of operations for the three month and six-month periods ended March 31, 1998 and 1997 and the statements of cash flows for the six-month periods ended March 31, 1998 and 1997 are unaudited but include all adjustments (consisting only of normal recurring adjustments) which the Company considers necessary for a fair presentation of the financial position at such date and the operating results and cash flows for those periods. Although the Company believes that the disclosures in these financial statements are adequate to make the information presented not misleading, certain information normally included in financial statements and related footnotes prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission. The accompanying financial statements should be read in conjunction with the financial statements and notes thereto included in the Company's annual report and Form 10-KSB for the year ended September 30, 1997.

     Results for any interim period are not necessarily indicative of results for any other interim period or for the entire year.

     2.   NET LOSS PER SHARE

     Net loss per share is computed using the weighted-average number of shares of common stock outstanding during the periods presented. Potential common shares are excluded from the computation as their effect is antidilutive. In 1997, the Financial Accounting Standards Board issued Statement No. 128, Earnings per Share. Statement 128 replaced the previously reported primary and fully diluted earnings per share with basic and diluted earnings per share. Unlike primary earnings per share, basic earnings per share excludes any dilutive effects of options, warrants, and convertible securities. All earnings per share amounts for all periods have been presented, and where necessary, restated to conform to the Statement 128 requirements. The weighted average number of common shares used in the net loss per share calculation was reduced by the common stock, and potential common shares placed in escrow in connection with the Company's initial public offering.

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

     4.   CASH EQUIVALENTS

     Cash equivalents consist mainly of money market funds and commercial paper which are highly liquid financial instruments that are readily convertible to cash. The Company has not incurred losses related to these instruments. As of March 31, 1998, the Company had no material investments in debt or equity securities.

NOTIFY TECHNOLOGY CORPORATION

     5.   INVENTORIES

     Inventories consist principally of raw materials and subassemblies, which are stated at lower of cost (first-in, first-out) or market.

                                                             March 31,
                                                               1998
                                                     -----------------------
          Raw Materials                                      $540,296
          Work In Process                                     184,793
          Finished Goods                                      171,483
                                                     -----------------------
                                                             $896,572
                                                     =======================

     6.    INCOME TAXES

     Due to the Company's loss position, there was no provision for income taxes for the three months and six months ended March 31, 1998 and 1997.

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

RESULTS OF OPERATIONS

     THREE MONTHS ENDED MARCH 31, 1998 AND 1997

     Revenue consists of gross revenue less product returns. In the three months ended March 31, 1998, substantially all of the Company's revenue was derived from the sale of its MessageAlert products. Revenue for the three months ended March 31, 1998 decreased to $209,444 from $536,072 for the three months ended March 31, 1997. Revenue was down from the previous year due to a decrease in telephone company voice mail promotions featuring visual message lights. Sales to telephone companies consisted of 52% and 82% of revenue for the three months ended March 31, 1998 and for the three months ended March 31, 1997, respectively. In addition, four customers accounted for 35%, 17%, 17% and 13% of sales in the three months ended March 31, 1998 and three customers accounted for 37%, 19% and 15% of sales in the three months ended March 31, 1997.

     A substantial portion of the Company's revenue continues to be derived from the sale of products in connection with telephone company promotional programs. As the timing and size of these programs is uncertain, the Company anticipates it will continue to experience substantial variances in quarterly revenue.

     Cost of sales consists primarily of the cost to manufacture the Company's products. Cost of sales decreased to $148,915 in the three months ended March 31, 1998 from $372,450 for the three months ended March 31, 1997. These decreases were the result of decreased sales of the Company's products. As a result of achieving certain manufacturing efficiencies, the Company's gross margin decreased only slightly to 28.8% in the three months ended March 31, 1998 compared to 30.5% in the three months ended March 31, 1997 despite significantly lower volumes.

     Research and development expense consists primarily of personnel costs, contract engineering expense, development tooling, and supply expenses. Research and development expense increased to $403,552 for the three months ended March 31, 1998 from $163,828 for the three months ended March 31,

NOTIFY TECHNOLOGY CORPORATION

1997. An aggressive program to develop and expand the Company's product offerings has significantly increased spending on additional engineers, outside consulting services, tooling and development materials. The Company expects that the investment in research and development will continue at, or near, the current level for the remainder of 1998.

     Sales and marketing expense consists primarily of personnel, travel costs and sales commissions related to the Company's sales and marketing efforts. Sales and marketing costs decreased to $121,099 for the three months ended March 31, 1998 compared to $144,853 for the three months ended March 31, 1997 due to personnel decreases.

     General and administrative expense consists of general management and finance personnel costs, occupancy expense, accounting expense and legal expense. General and administrative expenses increased to $227,662 for the three months ended March 31, 1998 from $169,016 for the three months ended March 31, 1997. The increases were primarily the result of additional legal, accounting and printing expenses and increases in executive salaries.

     SIX MONTHS ENDED MARCH 31, 1998 AND 1997

     In the six month period ended March 31, 1998, substantially all of the Company's revenue was derived from the sale of its MessageAlert products. Revenue for the six month period ended March 31, 1998 increased to $1,272,470 from $932,366 for the six month period ended March 31, 1997. Revenue was up from the previous year due to telephone company voice mail promotions featuring the Company's products which occurred in the first quarter, 1998. Sales to telephone companies consisted of 70% and 80% of revenue for the six month period ended March 31, 1998 and for the six month period ended March 31, 1997, respectively. In addition, two customers accounted for 62% and 22% of sales in the six month period ended March 31, 1998 and three customers accounted for 24%, 23% and 18% of sales in the six month period ended March 31, 1997.

     Cost of sales consists primarily of the cost to manufacture the Company's products. Cost of sales increased to $914,952 in the six month period ended March 31, 1998 from $723,529 in the six month period ended March 31, 1997. The increase was the result of increased sales of the Company's products. As a result of achieving certain manufacturing efficiencies, the Company's gross margin increased to 28.8% in the six month period ended March 31, 1998 compared to 22.4% in the six month period ended March 31, 1997.

     Research and development expense consists primarily of personnel costs, contract engineering expense, development tooling, and supply expenses. Research and development expense increased to $731,173 for the six month period ended March 31, 1998 from $313,243 for the six month period ended March 31, 1997. An aggressive program to develop and expand the Company's product offerings has significantly increased spending on additional engineers, outside consulting services, tooling and development materials. The Company expects that the investment in research and development will continue at, or near, the current level for the remainder of 1998.

     Sales and marketing expense consists primarily of personnel, travel costs and sales commissions related to the Company's sales and marketing efforts. Sales and marketing costs decreased to $267,728 for the six month period ended March 31, 1998 compared to $298,253 for the six month period ended March 31, 1997 due to personnel decreases.

     General and administrative expense consists of general management and finance personnel costs, occupancy expense, accounting expense and legal expense. General and administrative expenses increased to $440,736 for the six month period ended March 31, 1998 from $307,802 for the six month period ended March 31, 1997. The increases were primarily the result of additional legal, accounting and printing expense and increases in executive salaries.

NOTIFY TECHNOLOGY CORPORATION

LIQUIDITY AND CAPITAL RESOURCES

     The Company completed its initial public offering (IPO) in August 1997, receiving net proceeds of approximately $6.2 million. Cash used in operating activities increased to $1,035,611 for the six month period ending March 31, 1998 from $950,449 for the six month period ending March 31, 1997. The spending pattern between the two periods was dissimilar due to IPO expense activity in the six month period ending March 31, 1997 versus the entering into a significant prepaid royalty agreement and the reduction of accounts payable in the period ending March 31, 1998 following the close of the IPO.

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

NOTIFY TECHNOLOGY CORPORATION

PART II.  OTHER INFORMATION

ITEM 2.   CHANGES IN SECURITIES AND USE OF PROCEEDS

(d)  USE OF PROCEEDS

     The Company completed its IPO pursuant to a Registration Statement on Form SB-2 (No. 333-23369) declared effective on August 28, 1997 and issued 1,600,000 of its Units to the public at a price of $5.00 per Unit. The net proceeds of the IPO to the Company after total expenses was $6,153,000.

     In the three month period ended March 31, 1998, the Company used an aggregate of $1,054,000 of the net proceeds of the IPO of which $478,000 was for working capital and for general corporate purposes including royalties, administrative expense and salaries; $178,000 was for inventory; $292,000 was for product development; and $106,000 was for sales and marketing. This use of the proceeds of the IPO does not reflect a material change in the use of proceeds described in the prospectus filed as a part of the Registration Statement filed in connection with the IPO.

ITEM 4.   SUBMISSION OF MATERIALS TO A VOTE OF SECURITY HOLDERS

     The Company held its Annual Meeting of shareholders on February 25, 1998. Out of 3,547,237 shares of Common Stock entitled to vote at such meeting, there were present in person or by proxy 1,999,513 shares. At the Annual Meeting , the shareholders of the Company approved the following matters:

(a) The election of Paul F. DePond, Michael Ballard, Gaylan I. Larson, Michael Smith and Andrew Plevin as directors of the Company for the ensuing year and until their successors are elected. The vote for the nominated directors was as follows:

     Paul F. DePond, 1,988,113 votes cast for and 11,400 votes withheld; Michael Ballard, 1,998,013 votes cast for and 1,500 votes withheld; Gaylan I. Larson, 1,998,013 votes cast for and 1,500 votes withheld; Michael Smith, 1,998,013 votes cast for and 1,500 votes withheld; Andrew Plevin, 1,998,013 votes cast for and 1,500 votes withheld.

(b) Approval for an amendment to the Company's Articles of Incorporation to change the name of the Company to Notify Technology Corporation. 1,982,213 votes were cast for and 1,500 votes were cast against; 15,800 votes abstained.

( c) Ratification of the appointment of Ernst & Young LLP as independent public accountants of the Company for the fiscal year ending September 30, 1998. 1,999,353 votes were cast for and 160 votes were cast against.

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K

         (a)  Exhibit 27.1     Financial Data Schedule

         (b)  None

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                            NOTIFY TECHNOLOGY CORPORATION


                            /s/ Gerald W. Rice
                            Chief Financial Officer
                            (Principal Financial and Accounting Officer)