Form 10QSB
period 1998-06-30
NOTIFY TECHNOLOGY CORP
filed 1998-08-12
CIK 1031980

                   U. S. Securities and Exchange Commission
                            Washington, D.C.  20549

                                  FORM 10-QSB

                                  (MARK ONE)

[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended June 30, 1998
                                      or
[ ] Transition Report Pursuant to Section 13 of 15(d) of the Securities Exchange Act of 1934
For the Transition Period From ____________ to ______________

                       Commission File number  000-23025

================================================================================

                         NOTIFY TECHNOLOGY CORPORATION
                 --------------------------------------------
       (Exact name of small business issuer as specified in its charter)

         CALIFORNIA                                       77-0382248
(State or other jurisdiction of                (IRS Employer Identification No.)
incorporation or organization)


                         1054 South De Anza Blvd. #105
                              San Jose, CA  95129
                           ------------------------
                   (Address of principal executive offices)

                                (408) 777-7920
                          (Issuer's telephone number)

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

                             Yes     X         No

 As of June 30, 1998 there were 3,540,226 shares of Common Stock outstanding.

       INDEX
       -----
PART I. FINANCIAL INFORMATION (unaudited)

        Item 1.         Financial Statements: (unaudited)

                        Balance Sheet as of June 30, 1998..........................       3

                        Statements of Operations for the three-month and nine-month
                        periods ended June 30, 1998 and 1997.......................       4

                        Statements of Cash Flows for the nine-month periods ended
                        June 30, 1998 and 1997.....................................       5

                        Notes to the Financial Statements..........................       6

        Item 2.         Management's Discussion and Analysis of Financial Condition
                        and Results of Operations..................................       7

PART II.  OTHER INFORMATION

        Item 2.         Changes in Securities and Use of Proceeds..................      10

        Item 6.         Exhibits and Reports on Form 8-K

SIGNATURES.........................................................................      10

PART I.  FINANCIAL INFORMATION (unaudited)

        Item 1.         Financial Statements

                         NOTIFY TECHNOLOGY CORPORATION
                                 BALANCE SHEET

                                                           June 30,
                                                            1998
                                                         -----------
ASSETS                                                   (unaudited)
Current assets:
        Cash and cash equivalents                         $ 2,795,561
        Accounts receivable                                    97,077
        Inventories                                           996,813
        Prepaid assets                                         17,274
                                                          -----------
Total current assets                                        3,906,725

Property and equipment, net                                   116,152
Other assets                                                  210,834
                                                          -----------
    Total assets                                          $ 4,233,711
                                                          ===========

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
        Accounts payable                                      237,157
        Accrued liabilities                                   310,140
Total current liabilities                                     547,297
                                                          -----------
Shareholders' equity:
        Common stock                                            3,540
        Additional paid-in capital                          8,930,975
        Retained earnings                                  (5,248,101)
                                                          -----------
Total shareholders' equity                                  3,686,414
                                                          -----------
    Total liabilities and shareholders' equity            $ 4,233,711
                                                          ===========

See accompanying notes to unaudited financial statements

                         NOTIFY TECHNOLOGY CORPORATION
                            STATEMENTS OF OPERATIONS

                                                 Three-Month Periods                                Nine-Month Periods
                                                    Ended June 30,                                    Ended June 30,
                                             1998                     1997                    1998                      1997
                                    -------------------       ------------------      -----------------        -------------------
                                                     (Unaudited)                                        (Unaudited)

Product sales                                $  213,131               $2,125,114            $ 1,485,601                 $3,057,480
Cost of sales                                   272,719                1,434,374              1,187,671                  2,157,903
                                             ----------               ----------            -----------                 ----------
Gross profit (loss)                             (59,588)                 690,740                297,930                    899,577

Operating expenses:
   Research & development                       388,746                  188,047              1,119,919                    501,290
   Sales and marketing                          162,995                  211,087                430,723                    509,340
   General and administrative                   235,097                  158,453                675,834                    466,255
                                             ----------               ----------            -----------                 ----------
Total operating expenses                        786,838                  557,587              2,226,476                  1,476,885
                                             ----------               ----------            -----------                 ----------
Income (loss) from operations                  (846,426)                 133,153             (1,928,546)                  (577,308)

Other (income) and expense, net                 (37,143)                  83,311               (146,636)                   142,545
                                             ----------               ----------            -----------                 ----------
Net income (loss)                            $ (809,283)              $   49,842            $(1,781,910)                $ (719,853)
                                             ==========               ==========            ===========                 ==========
Basic and diluted net loss per share             $(0.35)                   $0.15                 $(0.78)                    $(2.52)
                                             ==========               ==========            ===========                 ==========
Weighted average shares outstanding           2,296,439                  335,830              2,296,828                    285,386
                                             ==========               ==========            ===========                 ==========
Pro forma net loss per share                                               $0.07                                            $(1.11)
                                                                      ==========                                        ==========
Pro forma weighted average shares
 outstanding                                                             701,128                                           650,684
                                                                      ==========                                        ==========

See accompanying notes to unaudited financial statements

                         NOTIFY TECHNOLOGY CORPORATION
                            STATEMENTS OF CASH FLOWS

                                                                       Nine-Month Period
                                                                         Ended June 30,
                                                                      1998             1997
                                                                  -----------------------------
                                                                         (Unaudited)
CASH FLOWS USED IN OPERATING ACTIVITIES:
Net loss                                                          $(1,781,910)       $ (719,853)
Adjustments to reconcile net loss to cash used in
    Operating activities:
        Depreciation and amortization                                  38,682            26,575
        Amortization of debt discount and issuance costs                   --            73,917
        Conversion of accrued interest on convertible
          notes to common stock                                            --            29,351
    Changes in operating assets and activities:
        Accounts receivable                                           339,827          (293,377)
        Inventories                                                    98,768          (328,877)
        Prepaid assets                                               (194,050)         (462,743)
        Accounts payable                                             (478,197)          523,515
        Accrued liabilities                                            16,044           222,406
                                                                  -----------        ----------
Net cash used in operating activities                              (1,960,836)         (934,086)
                                                                  -----------        ----------
CASH FLOWS USED IN INVESTING ACTIVITIES:
    Expenditures for property & equipment                             (41,095)          (54,611)

CASH FLOWS PROVIDED BY (USED IN) FINANCING ACTIVITIES:
    Proceeds from issuance of common stock                                 --             3,000
    Proceeds from issuance of convertible promissory notes                 --           125,000
    Net proceeds from private placement of bridge notes                    --           734,500
    Advances under line of credit                                          --           193,500
    Repayments under line of credit                                   (36,665)         (198,502)
    Proceeds from note payable to shareholder                              --           265,000
    Payments on repurchase of unvested stock                             (354)               --
    Proceeds from exercise of warrants                                      5                --
    Payments on note payable to shareholder                          (200,000)           (5,000)
    Repayments of notes receivable from shareholders                    4,175               325
                                                                  -----------        ----------
Net cash provided by (used in) financing activities                  (232,839)        1,117,823
                                                                  -----------        ----------
Net decrease in cash and cash equivalents                          (2,234,770)          129,126
Cash and cash equivalents at beginning of period                    5,030,331           260,380
                                                                  ------------       ----------
Cash and cash equivalents at end of period                        $ 2,795,561        $  389,506
                                                                  ===========        ==========
NONCASH FINANCING ACTIVITIES:
Common stock issued or retired for notes receivable from
   shareholders                                                   $        --        $    9,200
                                                                  ===========        ==========
Conversion of convertible notes payable to common stock           $        --        $  732,125
                                                                  ===========        ==========
Value ascribed to warrants issued in conjunction with Private
   Placement                                                      $        --        $  116,875
                                                                  ===========        ==========

See accompanying notes to unaudited financial statements

NOTIFY TECHNOLOGY CORPORATION

NOTES TO THE FINANCIAL STATEMENTS, (UNAUDITED)

     1.   BASIS OF PRESENTATION

     The accompanying unaudited financial statements of Notify Technology Corporation (the "Company"), have been prepared in accordance with generally accepted accounting principles for interim financial information and the instructions of Regulation S-B Item 310(b) and Article 10 of Regulation S-X.
The balance sheet as of June 30, 1998, and the statements of operations for the three-month and nine-month periods ended June 30, 1998 and 1997 and the statements of cash flows for the nine-month periods ended June 30, 1998 and 1997 are unaudited but include all adjustments (consisting only of normal recurring adjustments) which the Company considers necessary for a fair presentation of the financial position at such date and the operating results and cash flows for those periods. Although the Company believes that the disclosures in these financial statements are adequate to make the information presented not misleading, certain information normally included in financial statements and related footnotes prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission. The accompanying financial statements should be read in conjunction with the financial statements and notes thereto included in the Company's Annual Report on Form 10-KSB for the year ended September 30, 1997.

     Results for any interim period are not necessarily indicative of results for any other interim period or for the entire year.

     2.   NET LOSS PER SHARE

     Net loss per share is computed using the weighted-average number of shares of common stock outstanding during the periods presented. Potential common shares are excluded from the computation as their effect is antidilutive. In 1997, the Financial Accounting Standards Board issued Statement No. 128, Earnings per Share. Statement 128 replaced the previously reported primary and fully diluted earnings per share with basic and diluted earnings per share. Unlike primary earnings per share, basic earnings per share excludes any dilutive effects of options, warrants, and convertible securities. All earnings per share amounts for all periods have been presented, and where necessary, restated to conform to the Statement 128 requirements. The weighted average number of common shares used in the net loss per share calculation was reduced by the common stock, and common stock equivalents placed in escrow in connection with the Company's initial public offering.

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

     4.   CASH EQUIVALENTS

     Cash equivalents consist mainly of money market funds and commercial paper which are highly liquid financial instruments that are readily convertible to cash. The Company has not incurred losses related to these instruments. As of June 30, 1998, the Company had no material investments in debt or equity securities.

NOTIFY TECHNOLOGY CORPORATION

     5.   INVENTORIES

     Inventories consist principally of raw materials and subassemblies, which are stated at lower of cost (first-in, first-out) or market.

                                                 June 30,
                                                   1998
                                                 --------
                     Raw Materials               $518,285
                     Work In Process              177,776
                     Finished Goods               300,752
                                                 --------
                                                 $996,813
                                                 ========

     6.   INCOME TAXES

     Due to the Company's loss position, there was no provision for income taxes for the three month period and nine month period ended June 30, 1998 and 1997.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS:

     The following discussion should be read in conjunction with the unaudited financial statements and notes thereto included in Part I - Item 1 of this Quarterly Report and the audited financial statements and notes thereto and Management's Discussion and Analysis of Financial Condition and Results of Operations contained in the Company's Annual Report on Form 10-KSB for the year ended September 30, 1997.

RESULTS OF OPERATIONS

     THREE MONTH PERIOD ENDED JUNE 30, 1998 AND 1997

     Revenue consists of gross revenue less product returns. In the three months ended June 30, 1998, 52% of the Company's revenue was derived from the sale of its MessageAlert products and 48% was derived from the sale of the Centrex Receptionist product. Revenue for the three month period ended June 30, 1998 decreased to $213,131 from $2,125,114 for the three month period ended June 30, 1997. Revenue was down from the previous year due to a decrease in telephone company voice mail promotions featuring visual message waiting indicators. Sales to telephone companies consisted of 72% and 97% of revenue for the three month period ended June 30, 1998 and for the three month period ended June 30, 1997, respectively. In addition, one customer accounted for 70% of sales in the three month period ended June 30, 1998 and one customer accounted for 90% of sales in the three month period ended June 30, 1997.

     A substantial portion of the Company's revenue continues to be derived from the sale of products in connection with telephone company promotional programs. As the timing and size of these programs is uncertain, the Company anticipates it will continue to experience substantial variances in quarterly revenue.

     In addition, based on the publicly announced results of certain competitors, the Company believes that domestic telephone companies have in aggregate decreased their purchases of telephone adjunct devices. A continuation of this trend would have a material adverse effect on the Company's business, operating results and financial condition.

     Cost of sales consists primarily of the cost to manufacture the Company's products. Cost of sales decreased to $272,719 in the three month period ended June 30, 1998 from $1,434,374 for the three month period ended June 30, 1997. These decreases were the result of decreased sales of the Company's products offset by an inventory adjustment of $150,000 which was recorded in June 1998 to cover the possibility of slow moving inventory on the MessageAlert product line. The gross margin performance of the Company, measured prior to the inventory adjustment of $150,000, increased to 42.4% in the three month period ended June 30, 1998 compared to 32.5% in the three month period ended June 30, 1997. This improvement was a combination of charging higher prices on lower quantity orders of MessageAlerts and the margins generated by the new Centrex Receptionist product line.

NOTIFY TECHNOLOGY CORPORATION

     Research and development expense consists primarily of personnel costs, contract engineering expense, development tooling, and supply expenses. Research and development expense increased to $388,746 for the three month period ended June 30, 1998 from $188,047 for the three month period ended June 30, 1997. An aggressive program to develop and expand the Company's product offerings implemented in October 1997 has significantly increased spending on additional engineers, outside consulting services, tooling and development materials. The Company expects that the investment in research and development will continue at, or near, the current level for the remainder of 1998.

     Sales and marketing expense consists primarily of personnel, travel costs and sales commissions related to the Company's sales and marketing efforts. Sales and marketing costs decreased to $162,995 for the three month period ended June 30, 1998 compared to $211,087 for the three month period ended June 30, 1997 due to personnel decreases and lower commission expense on lower sales.

     General and administrative expense consists of general management and finance personnel costs, occupancy expense, accounting expense and legal expense. General and administrative expenses increased to $235,097 for the three period ended June 30, 1998 from $158,453 for the three month period ended June 30, 1997. The increases were primarily the result of additional legal and accounting expenses and increases in executive salaries.

     NINE MONTH PERIOD ENDED JUNE 30, 1998 AND 1997

     In the nine month period ended June 30, 1998, the Company's revenue was primarily derived from the sale of its MessageAlert products. Revenue for the nine month period ended June 30, 1998 increased to $1,485,601 from $3,057,480 for the nine month period ended June 30, 1997. Revenue was down from the previous year due to the lack of telephone company voice mail promotions featuring the Company's products. Sales to telephone companies consisted of 65% and 93% of revenue for the nine month period ended June 30, 1998 and for the nine month period ended June 30, 1997, respectively. In addition, two customers accounted for 54% and 20% of sales in the nine month period ended June 30, 1998 and one customer accounted for 69% of sales in the nine month period ended June 30, 1997.

     Cost of sales consists primarily of the cost to manufacture the Company's products. Cost of sales decreased to $1,187,671 in the nine month period ended June 30, 1998 from $2,157,903 in the nine month period ended June 30, 1997. The decrease was the result of decreased sales of the Company's products. As a result of an inventory adjustment of $150,000, the Company's gross margin decreased to 20.1% in the nine month period ended June 30, 1998 compared to 29.6% in the nine month period ended June 30, 1997.

     Research and development expense consists primarily of personnel costs, contract engineering expense, development tooling, and supply expenses. Research and development expense increased to $1,119,919 for the nine month period ended June 30, 1998 from $501,290 for the nine month period ended June 30, 1997. An aggressive program to develop and expand the Company's product offerings implemented in October 1997 has significantly increased spending on additional engineers, outside consulting services, tooling and development materials. The Company expects that the investment in research and development will continue at, or near, the current level for the remainder of 1998.

     Sales and marketing expense consists primarily of personnel, travel costs and sales commissions related to the Company's sales and marketing efforts. Sales and marketing costs decreased to $430,723 for the nine month period ended June 30, 1998 compared to $509,340 for the nine month period ended June 30, 1997 due to personnel decreases and lower commission expense on lower sales.

     General and administrative expense consists of general management and finance personnel costs, occupancy expense, accounting expense and legal expense. General and administrative expenses increased to $675,834 for the nine month period ended June 30, 1998 from $466,255 for the nine month period ended June 30, 1997. The increases were primarily the result of additional legal, accounting and printing expense and increases in executive salaries.

NOTIFY TECHNOLOGY CORPORATION


LIQUIDITY AND CAPITAL RESOURCES

     The Company completed its initial public offering ("IPO") in August 1997, receiving net proceeds of approximately $6.2 million. Cash used in operating activities increased to $1,960,836 for the nine month period ending June 30, 1998 from $934,086 for the nine month period ending June 30, 1997. Cash used in operating activities for the nine month period ending June 30, 1997 is attributable in part to IPO expense activity. Cash used in operating activities for the nine month period ending June 30, 1998 is attributable in part to the Company's entering into a significant prepaid royalty agreement, the reduction of accounts payable following the close of the IPO and increased spending on new product development in the period ending June 30, 1998.

IMPACT OF THE YEAR 2000 ISSUE

     The "Year 2000 Issue" is the result of computer programs being written using two digits rather than four to define the applicable year. Computer programs that have date sensitive software may recognize a date using "00" as the year 1900 rather than the year 2000. To be in "Year 2000 compliance" a computer program must be written using four digits to define years. The Company's current adjunct and software products are largely independent of other operating environments and therefore, not affected by the Year 2000 Issue. All products currently in development are being designed to be in Year 2000 compliance.

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

FORWARD LOOKING STATEMENTS

     Statements in this report regarding product development efforts and future business activities are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, and are subject to the safe harbors created thereby. Actual results could differ materially from these forward-looking statements as a result of the following factors: business conditions and growth in the telecommunications industry and general economics, both domestic and international; lower than expected customer orders and timing of actual orders; the timing and extent to which telephone companies adopt, initiate and promote programs involving the Company's products; competition from other suppliers of telephony adjunct devices; changes in product mix or distribution channels; technological difficulties and resource constraints encountered in developing new products; and additional factors discussed from time to time in the Company's public reports filed with the Securities and Exchange Commission.

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

     In the three month period ended June 30, 1998, the Company used an aggregate of $1,097,000 of the net proceeds of the IPO of which $329,000 was for working capital and for general corporate purposes including royalties, administrative expense and salaries; $295,000 was for inventory; $330,000 was for product development; and $143,000 was for sales and marketing. This use of the proceeds of the IPO does not reflect a material change in the use of proceeds described in the prospectus filed as a part of the Registration Statement filed in connection with the IPO.

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K

         (a)  Exhibits
              27.1...................................Financial Data Schedule

         (b)  Reports on Form 8-K

              No reports on Form 8-K were required to be filed during the quarter ended June 30, 1998, for which this report is filed.

                                  SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                            NOTIFY TECHNOLOGY CORPORATION

     Dated:  August 10, 1998

                            /s/ Gerald W. Rice
                            Chief Financial Officer
                            (Principal Financial and Accounting Officer)