Form 10KSB
period 1998-09-30
NOTIFY TECHNOLOGY CORP
filed 1998-12-16
CIK 1031980

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                               ----------------

                                  FORM 10-KSB

                               ----------------

                                   (MARK ONE)
  [X]ANNUAL REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT
     OF 1934
  FOR THE FISCAL YEAR ENDED SEPTEMBER 30, 1998

                                       OR

  [_]TRANSITION REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE
     ACT OF 1934

                        COMMISSION FILE NUMBER 000-23025

                               ----------------

                         NOTIFY TECHNOLOGY CORPORATION
                 (NAME OF SMALL BUSINESS ISSUER IN ITS CHARTER)

               CALIFORNIA                              77-0382248
    (STATE OR OTHER JURISDICTION OF                 (I.R.S. EMPLOYER
     INCORPORATION OR ORGANIZATION)               IDENTIFICATION NO.)

    1054 S. DE ANZA BLVD. SUITE 105                      95129
          SAN JOSE, CALIFORNIA                         (ZIP CODE)
         (ADDRESS OF PRINCIPAL
           EXECUTIVE OFFICES)

                   ISSUER'S TELEPHONE NUMBER: (408) 777-7920

                               ----------------

         SECURITIES REGISTERED UNDER SECTION 12(B) OF THE EXCHANGE ACT:

                                      NONE

         SECURITIES REGISTERED UNDER SECTION 12(G) OF THE EXCHANGE ACT:

                                     UNITS
                                  COMMON STOCK
                                CLASS A WARRANTS

                               ----------------

   Check whether the issuer (1) has filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90
days. Yes [X]   No [_]

   Check if no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [_]

   State issuer's revenues for its most recent fiscal year. $1,638,268.

   The aggregate market value of the voting and non-voting common equity held by non-affiliates of the Registrant, based upon the closing sale price of the Common Stock on December 11, was approximately $6,319,558. Shares of Common Stock held by officers and directors and their affiliated entities have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily conclusive for other purposes.

   The number of shares outstanding of Registrant's common stock, $0.001 par value at December 11, 1998 was 3,541,569 shares.

   Portions of the Company's proxy statement for its Annual Meeting of Shareholders to be held on February 25, 1999 is incorporated herein by reference.

   Transitional Small Business Disclosure Format (check one): Yes [_] No [X]

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                     PART I

ITEM 1. DESCRIPTION OF BUSINESS

   Notify Technology Corporation (the "Company") was incorporated in the State of California in August 1994. The Company is engaged in the development, manufacture, marketing and sale of computer telephony products for the business, Small Office Home Office ("SOHO") and residential marketplaces. In recent years, the number of individuals and businesses relying on their telephone company service provider to provide them with services such as voice mail and CENTREX, a business-oriented service that eliminates the need for on-premise telephone switching equipment, has increased dramatically. The Company's products are designed to enhance the convenience and utility of these services by providing customers with features that are either not available or not included in standard service packages. The Company's MessageAlert product increases the timeliness and ease of message retrieval for voice mail subscribers by providing a visual indication that a message has been received. The Company's Centex Receptionist product gives business and SOHO customers a cost-effective means of ensuring that incoming calls are properly routed even when a human attendant is not available. The Company's planned Caller-ID products will incorporate MessageAlert features with support for various telephone company provided Caller-ID services.

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

   The MessageAlert is the only battery powered stutter and CLASS compatible VMWI on the market. The Company has been granted a patent on the MultiSense Technology incorporated in it that enables it to work with both signaling standards. The Company markets the MessageAlert under the name "MessageAlert". The MessageAlert is also marketed by certain other telephone companies under their own names. In addition, the Company markets a version of the MessageAlert, "MessageAlert PBX," which is specifically adapted for PBX environments.

 Centrex Receptionist

   Small businesses that use CENTREX services generally must maintain a human attendant to answer incoming calls, or the calls will go unanswered or they will be transferred into the business' general voice mail mailbox. The Centrex Receptionist is a stand-alone unit that provides the CENTREX customer with automatic call answer and transfer capability 24 hours a day. The Centrex Receptionist provides thirty minutes of recorded announcement time, special after hours or holiday announcements, and nine main menu items. Each main menu item supports nine selections that can be either a transfer to a telephone number or announcement. The Centrex Receptionist also provides extension dialing, name directory services and call statistics. The unit has a battery back-up that will last up to three days. The Centrex Receptionist is remotely configured by Notify Technology Customer Service but locally programmable by the user for voice mail messages and voice name directories using a touch tone telephone. It has password protection for all administrative programming. The current Centex Receptionist model supports two to four incoming CENTREX lines.

 Caller-ID

   The Company has developed a family of Caller-ID products. The Company's Caller-ID products will incorporate the MessageAlert visual message waiting indication technology and support for combinations of telephone company services such as voice mail, Caller-ID, call waiting Caller-ID and deluxe call waiting. The Company has not yet officially released these products or received any revenue from their sale.

SALES, MARKETING AND DISTRIBUTION

   The Company's domestic and international marketing and sales activities for the MessageAlert to date have been focused on direct sales to large telephone companies. The MessageAlert is being either private labeled or joint marketed by GTE Communication Systems Corporation, Pacific Bell, BellSouth Corporation, Ameritech Corporation, Century Telephone Enterprises Inc., Commonwealth Telephone Company, Standard Telephone Company and Aliant Communications, Inc. Except with respect to Pacific Bell, the Company's relationship with these companies has not been reduced to a formal agreement or contract and none of these companies is obligated to purchase any product from the Company. The Company manufactures product based on purchase orders and forecasts of purchases received from Regional Bell Operating Companies ("RBOCs") and Local Exchange Carriers ("LECs"). The Company believes large telephone companies typically do business in this manner and does not intend to seek long-term contractual commitments from its telephone company customers. Sales to RBOCs and LECs constituted 71% and 86% of revenue for the fiscal years ended September 30, 1998 and 1997, respectively. In addition, two customers accounted for 50% and 17% of sales for the fiscal year ended September 30, 1998, and one customer accounted for 70% of sales in the fiscal year ended September 30, 1997.

   The Company is marketing the Centrex Receptionist to the same group of large telephone companies it has targeted for the MessageAlert product. The Company currently has entered into a contract with a major telephone company to sell its Centrex Receptionist through its ongoing Customer Premise Equipment (CPE) channel. The Company believes that having established itself as a qualified supplier or joint marketing partner with respect to the MessageAlert product will help shorten the sales cycle with respect to the Centrex Receptionist. In particular, the Company believes the Centrex Receptionist and the MessageAlert product can be marketed together by the telephone companies to the business market.

   The Company believes its success, if any, will be largely dependent on its ability to either sell its products to or enter into joint marketing arrangements with the seven RBOCs and approximately 20 large LECs in the United States. In particular, the Company believes that its MessageAlert product can be sold profitably only if it is sold to or in conjunction with the RBOCs and LECs. The Company also expects to rely significantly on the RBOCs and LECs as a channel for its Centrex Receptionist product. To date, the Company has sold its products to five RBOCs and twelve LECs. A failure by the Company to develop significantly enhanced relationships with the RBOCs and LECs would have a materially adverse effect on the Company's business and operating results.

   The Company is marketing its products outside North America by using sales representatives in various countries. The Company has entered into a sales representative agreement to market products in France and another agreement to market products in the United Kingdom, Germany, Netherlands, Spain, Sweden, and Switzerland. No significant revenue was generated from the international market in fiscal 1998.

TECHNICAL AND MARKETING SUPPORT

   The Company has developed product collateral and marketing programs for the Centrex Receptionist and MessageAlert products. The Company intends to expand its ongoing marketing programs. These marketing programs will include augmentation of collateral material, advertising and trade shows, supplemented with public relations campaigns.

   The Company provides back-up technical support to large telephone companies and resellers. The Company's support personnel perform all technical support. In the future, the Company's support organization will provide both sales and technical support. Sales support consists of sales and marketing training at the Company's home office training facility for its own sales force and those of authorized resellers. The Centrex

Receptionist requires remote modem support by the Company's customer service group whenever the user wants to add lines, make directory changes and perform system back-up on a billable service arrangement.

RESEARCH AND DEVELOPMENT

   The Company has incurred $1,376,767 and $745,063 in research and development expenses in fiscal 1998 and 1997, respectively. The Company has had limited internal engineering resources and uses contract engineering resources for a significant portion of its research and development. The Company believes that its future success, if any, depends significantly on its ability to continue to enhance its existing products and to develop new products, and the Company intends to continue to incur continued research and development costs. The Company expects that its research and development efforts will be focused in three areas: cost reduction and feature enhancement of the MessageAlert product line; further development of the Company's combination Caller-ID/visual message waiting indicator product line; and completion of a remote telephone access to e-mail product.

MANUFACTURING

   The Company has primarily used domestic contract manufacturing to minimize resources devoted to manufacturing and to maximum flexibility and response time. At times, the Company uses offshore turnkey manufacturing when production volume makes it a cost-effective alternative. To the extent possible, the Company uses standard parts and components for its products although certain components are custom designed and/or are available only from a single source or limited sources.

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

COMPETITION

   The Company currently has several direct competitors in the market for VMWI products. Solopoint, Inc. produces the S025 Message Waiting Light, a stutter dial tone and CLASS/FSK signal AC-powered VMWI. The Company believes that Bellsouth is the only telephone company marketing the S025. Consumerware, Inc. produces VoiceMail Lite, a battery powered, stutter tone only VMWI. The Company believes the retail store unit of GTE is the only telephone company which markets the VoiceMail Lite. SNI Innovation, Inc. produces VisuAlert, a dual standard VMWI that requires an AC adapter. The Company believes that no large telephone company is reselling or marketing the VisuAlert product. AASTRA TELECOM of Canada produces Call Answer Lite, a dual standard VMWI that requires an AC Adapter. The Company believes competition in the VMWI market is based on support of signaling standards, type of power source, other features, price and quality. The Company believes it competes favorably with respect to all of these factors.

   The Company has one direct competitor in the market for auto-attendant products specifically designed for the Centrex market. SoloPoint, Inc. produces an auto-attendant product that has basic call answering and call routing features but is missing one or more of the features of the Company's Centrex Receptionist. The Centrex Receptionist features include multiple levels of menus, pre-recorded system prompts, interactive voice response for configuration, name directory functionality, and call statistics for up to four incoming ports. The

Company believes competition in the auto-attendant market is based on features (including ease of use, availability of a name directory, amount of recording time and number of menu levels), price and quality. The Company believes it competes favorably with respect to all of these factors.

   The Company expects that to the extent that the market for any of its products develops, competition will intensify and new competitors will enter the market. As the Company progresses into the Caller-ID market, it is likely to experience competition from additional companies such as Consumerware, Inc. and intensified competition from existing competitors such as CIDCO Incorporated, IT Systems and AASTRA TELECOM. There can be no assurance that the Company will be able to compete successfully against existing and new competitors as the market for its products evolves and the level of competition increases. A failure to compete successfully against existing and new competitors would have a materially adverse effect upon the Company's business and results of operations.

   Certain manufacturers of competing products have greater financial, technical and marketing resources than the Company. In addition, there are several companies with substantially greater technical, financial and marketing resources than the Company that could produce competing products. These companies include telephone equipment manufacturers such as CIDCO Incorporated, Northern Telecom Limited, Lucent Technologies Inc. and Philips Consumer Communication L.P.

PROPRIETARY RIGHTS

   The Company relies on a combination of patent and trade secret law, nondisclosure agreements and technical measures to establish and protect its proprietary rights in its products. The Company has a design patent issued on the MessageAlert design. The MessageAlert design is unique in that it provides a visual message waiting indicator light packaged in the form of a 3M Post-it(R) Note holder. In addition, the Company was granted a patent in October 1998 relating to the MultiSense technology used in the MessageAlert product. The Company's MultiSense technology automatically detects and reacts to either stutter or CLASS signaling. The Company intends to continue to apply for patents, as appropriate, for its future technologies and products.

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

   The Company has entered into a non-exclusive license agreement with Active Voice Corporation ("Active Voice") pursuant to which the Company has paid an up-front fee on sales of its MessageAlert product in exchange for certain rights with respect to a patent issued to Active Voice covering stutter dial tone detection.

EMPLOYEES

   As of September 30, 1998, the Company employed sixteen persons of whom three were engaged in research and development, two in manufacturing, eight in sales, marketing, and customer support, and three in general administration and finance. The Company contemplates increasing its staff at a pace consistent with the

Company's business and growth. None of the Company's employees is currently represented by a labor union. The Company considers its relations with its employees to be good.

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

RISK FACTORS

   Limited Operating History; History of Losses; Working Capital; Anticipation of Negative Cash Flow; No Assurance of Future Profitability. The Company commenced operations in August 1994 and through January 1996 was engaged primarily in research and development. For the fiscal years ended September 30, 1997 and 1996, the Company incurred a net losses of $1,382,910 and $1,657,219, respectively. The Company incurred a net loss of $2,617,561 for fiscal 1998 and as of September 30, 1998, the Company had an accumulated deficit of $6,083,752 and working capital of $2,573,009. The Company anticipates having a negative cash flow from operating activities in future quarters and years and expects to incur further operating losses in future quarters and years and until such time, if ever, as there is a substantial increase in orders for the Company's products and product sales generate sufficient revenue to fund its continuing operations. There can be no assurance that sales of the Company's products will ever generate significant revenue, that the Company will ever generate positive cash flow from its operations or that the Company will attain or thereafter sustain profitability in any future period. See "--Sales, Marketing and Distribution."

   Liquidity and Capital Resources. At September 30, 1998, the Company had an accumulated deficit of $6.1 million and incurred a net loss of $2.6 million for the year ended September 30,1998. Management's planned expenditures for fiscal 1999 approximate current cash and cash equivalents. The Company's recently developed products will need to attain favorable market acceptance to continue its research and development activities and fund operating expenses at current levels. Management believes that sufficient funds will be available from cash, cash equivalents, and operating activities to support planned operations through September 30, 1999. There can be no assurance that the Company's new products will attain favorable market acceptance. If the Company is unable to attain its revenue goals, significant reductions in spending and the delay or cancellation of planned activities or more substantial restructuring of the Company may be necessary. In such an event, the Company intends to implement expense reduction plans in a timely manner to enable the Company to meet its cash requirements through at least September 30, 1999. These actions would have material adverse effects on the Company's business, results of operations, and prospects.

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

   Uncertainty of Product Acceptance. The Company sold its first MessageAlert in January 1996, its first Auto Attendant in December 1996 and its first Centrex Receptionist in March 1998. To date, the Company has received only limited revenue from the sale of these products. The Company has not yet sold any of its recently developed Caller-ID products. While the Company believes that its products are commercially viable, developing products for the consumer and business marketplaces is inherently difficult and uncertain. The Company does not believe its sales to date are sufficient to determine whether or not there is meaningful consumer or business demand for its products. The Company intends to devote significant resources to its sales and marketing efforts and to promote consumer and business interest in its products. There can be no assurance that such efforts will be successful or that significant market demand for the Company's products will ever develop. See "--Products."

   Dependence on Limited Number of Potential Customers; Need to Develop Marketing Channels. The Company believes its success, if any, will be largely dependent on its ability to either sell its products to or enter into joint marketing arrangements with the seven Regional Bell Operating Companies and approximately 20 large Local Exchange Carriers in the United States. In particular, the Company believes that its MessageAlert product and Caller-ID products can be sold profitably only if they are sold to or in conjunction with the RBOCs and LECs. The Company also expects to rely significantly on the RBOCs and LECs as a channel for its Centex Receptionist product. To date, the Company has sold its products to five RBOCs and twelve LECs. Qualifying its product and developing the marketing relationships necessary to make these sales took substantially longer than the Company originally anticipated. RBOCs and LECs tend to be hierarchical organizations characterized by distributed decision-making authority and an institutional reluctance to take risks. Selling a product to or entering into a marketing relationship with an RBOC or LEC is generally a lengthy process requiring multiple meetings with numerous people in the organization. A failure by the Company to develop significantly enhanced relationships with the RBOCs and LECs would have a materially adverse effect on the Company's business and operating results.

   Sales to RBOCs and LECs constituted 71% and 86% of revenue for the fiscal years ended September 30, 1998 and 1997, respectively. In addition, two customers accounted for 50% and 17% of sales for the fiscal year ended September 30, 1998, and one customer accounted for 70% of sales in the fiscal year ended September 30, 1997.

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

   Risk of Product Defects. The Company's products incorporate a combination of reasonably sophisticated computer chip design, electric circuit design and telephony technology. The Company has devoted substantial resources to researching and developing each of these elements. In order to reduce the manufacturing costs, limit the power consumption and otherwise enhance the operation of its products, the Company has from time to time redesigned its products. The Company expects that in the future it will engage in similar redesigns of its products. In addition, the Company is in the process of developing new, similarly complex products. Though the Company extensively tests its products before marketing them, any new, redesigned or current product may contain design flaws that are undetected by the Company's testing procedures. For example, in August 1996, the Company recalled 6,500 of an earlier version of its MessageAlert product as a result of a design flaw and, in November 1996, the Company recalled 14,000 of its MessageAlert product, also as a result of a design flaw. The direct cost to re-work and repair the defective products in these instances was approximately $29,000 and $13,000, respectively. In addition, the Company relies on subcontractors to manufacture and assemble its products. Though the Company has quality control procedures designed to detect manufacturing errors, there can be no assurance that the Company will identify all defective products. The Company believes that reliable operation will be an important purchase consideration for both its consumer and business customers. A failure by the Company to detect and prevent a design flaw or a widespread product defect could materially adversely affect the sales of the affected product and the Company's other products and materially adversely affect the Company's business, financial condition and operating results. See "--Products" and "-- Manufacturing."

   Competition. The Company believes the market for its products is highly competitive and that competition is likely to intensify. In the market for visual message waiting indicators, the Company competes with Solopoint, Inc., Voicewaves, Inc., Consumerware, Inc., SNI Innovation, Inc. and AASTRA TELECOM. Certain of these companies have greater financial, technical and marketing resources than the Company. In addition, there are several companies with substantially greater technical, financial and marketing resources than the Company that could produce competing products. These companies include telephone equipment manufacturers such as CIDCO Incorporated, Northern Telecom, Inc., and Lucent Technologies, Inc. In the market for auto-attendant products, the Company competes directly with Solopoint, Inc. The Company expects that to the extent that the market for its products develops, competition will intensify and new competitors will enter the market. There can be no assurance that the Company will be able to compete successfully against existing and new competitors as the market for its products evolves and the level of competition increases. A failure to compete successfully against existing and new competitors would have a materially adverse effect upon the Company's business and results of operations. See "--Competition."

   Dependence on Key Personnel. The Company's success depends to a significant extent upon certain key management employees, including its Chairman, President and Chief Executive Officer, Mr. Paul F. DePond, its Vice President of Operations, Gaylan Larson and its Chief Financial Officer, Gerald W. Rice. The Company has obtained three-year key-man term life insurance on Mr. DePond in the amount of $2,000,000 and has entered into employment agreements with him along with Mr. Larson and Mr. Rice. The loss of their services or those of any of the Company's other key employees would have a materially adverse effect on the Company. The Company's success, if any, will also be dependent on its ability to attract and retain highly skilled technical personnel as well as marketing and sales personnel. If the Company were unable to hire the necessary personnel, the development of new products and enhancements to current products would likely be delayed or prevented. Competition for highly-skilled technical, managerial, sales, and marketing personnel is intense. There can be no assurance that the Company will be successful in retaining its key personnel and in attracting and retaining the personnel it requires for expansion. See "--Employees."

   Risks of Limited Protection for Company's Intellectual Property and Proprietary Rights and Infringement of Third Parties' Rights. The Company regards various features and design aspects of its products as proprietary and relies primarily on a combination of patent and trademark laws and employee and third-party nondisclosure agreements to protect its proprietary rights. The Company has been issued a patent covering the design of it MessageAlert products, and a patent covering the MultiSense technology used in its MessageAlert product. The Company intends to continue to apply for patents, as appropriate, for its future technologies and products. There are few barriers to entry into the market for the Company's products, and there can be no assurance that any patents applied for by the Company will be granted or that the scope of the Company's patent or any patents granted in the future will be broad enough to protect against the use of similar technologies by the Company's competitors. There can be no assurance, therefore, that any of the Company's competitors, some of whom have far greater resources than the Company, will not independently develop technologies that are substantially equivalent or superior to the Company's technology. Further, the Company intends to distribute its products in a number of foreign countries. The laws of those countries may not protect the Company's proprietary rights to the same extent as the laws of the United States. See "--Competition."

   The Company may be involved from time to time in litigation to determine the enforceability, scope and validity of any proprietary rights of the Company or of third parties asserting infringement claims against the Company. Any such litigation could result in substantial costs to the Company and diversion of efforts by the Company's management and technical personnel. See "--Proprietary Rights."

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

   Risks Associated with Planned Growth. The Company plans to expand its operations during fiscal year 1999, which could place a strain on its limited personnel, financial, management and other resources. In order to manage its planned growth, the Company will need to maintain its product development program and expand its sales and marketing capabilities and personnel. In addition, the Company will need to adapt its financial planning, accounting systems and management structure to accommodate such growth if it occurs. A failure by the Company to properly anticipate or manage its growth, if any, could adversely affect its business, operating results and financial condition.

   Shares Available for Future Sale; Registration Rights. Future sales of Common Stock by existing shareholders pursuant to Rule 144 under the Securities Act of 1933, as amended (the "Securities Act"), or otherwise, could have an adverse effect on the price of the Company's securities. Pursuant to an agreement entered into in connection with a 1997 bridge financing (the "Bridge Financing", and the warrants issued in connection therewith, the "Bridge Warrants") the Company agreed to register for resale 425,000 Bridge Warrants and the underlying securities upon expiration of the one-year restriction on transferability to which the Bridge Financing investors having agreed. 2,154,206 outstanding shares of Common Stock and options and warrants to purchase Common Stock are "restricted securities" within the meaning of Rule 144 under the

Securities Act. Pursuant to Rule 144, substantially all of these restricted shares are eligible for resale subject to the restrictions on transferability relating to the 1,369,744 shares of Common Stock or Warrants to purchase shares of Common Stock placed in an Escrow in connection with the IPO. The holder of an option to purchase 160,000 Units at a price per Unit of $7.00 (the "Unit Purchase Option") has certain demand and "piggy-back" registration rights covering its securities. The exercise of such rights could involve substantial expense to the Company. Sales of Common Stock or the possibility of such sales, in the public market may adversely affect the market price of the Company's securities.

   Effect of Outstanding Options and Warrants. The Company has outstanding 1,600,000 Warrants to purchase 1,600,000 shares of Common Stock for $6.50 per share (subject to adjustment in certain circumstances). In addition, the Company has outstanding 425,000 Bridge Warrants to purchase 425,000 shares of Common Stock, the Unit Purchase Option to purchase an aggregate of 320,000 shares of Common Stock assuming exercise of the underlying warrants, additional warrants to purchase 212,786 shares of Common Stock and 198,125 shares of Common Stock reserved for issuance under the Company's 1997 Stock Plan, under which 54,000 options were outstanding as of September 30, 1998 subject to vesting requirements. Holders of such options and warrants may exercise them at a time when the Company would otherwise be able to obtain additional equity capital on terms more favorable to the Company. Moreover, while these options are outstanding, the Company's ability to obtain financing on favorable terms may be adversely affected.

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

   Possible Delisting of Securities from The Nasdaq Stock Market. While the Company's Units, Common Stock and Warrants are currently listed on the Nasdaq SmallCap Market there can be no assurance that the Company will continue to meet the criteria for continued listing. Such requirements are (i) either at least $2,000,000 in tangible assets, a $35,000,000 market capitalization or net income of at least $500,000 in two of the three prior years, (ii) at least 500,000 shares in the public float valued at $1,000,000 or more, (iii) a minimum Common Stock bid price of $1.00, (iv) at least two active market makers, and (v) at least 300 holders of the Common Stock. For a period late in fiscal year 1998, the bid price for the Company's Common Stock fell below $1.00. While the bid price has since risen above $1.00, if the Company is unable to satisfy Nasdaq's maintenance requirements, its securities may be delisted from Nasdaq. In such event, trading, if any, in the Units, Common Stock and Warrants would thereafter be conducted in the over-the-counter market in the so-called "pink sheets" or the NASD's "Electronic Bulletin Board." Consequently, the liquidity of the Company's securities could be impaired, not only in the number of securities which could be bought and sold, but also through delays in the timing of transactions and lower prices for the Company's securities than might otherwise be attained.

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

ITEM 2. DESCRIPTION OF PROPERTY.

   The Company's principal executive offices are located at 1054 South DeAnza Boulevard, Suite 105, San Jose, California 95129. The facilities consist of approximately 4,982 square feet of office space pursuant to a lease that expires March 31, 1999. The Company will either renew its lease and acquire more space if available or enter into a lease for new premises in the local area.

ITEM 3. LEGAL PROCEEDINGS.

   The Company is not a party to any litigation.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

   No matters were submitted to a vote by security holders during the fourth quarter of fiscal 1998.

                                    PART II

ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

(a) 1. Market for Common Equity.

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

   The quarterly high and low sales prices of the Company's Common Stock since August 28, 1997, the effective date of the Company's initial public offering, are as follows:

NTFY   Common Stock

FISCAL YEAR ENDED                                   CLOSING SALES DAILY AVERAGE
 SEPTEMBER 30, 1998                    HIGH   LOW      PRICES     TRADING VOLUME
-------------------                   ------ ------ ------------- --------------
 First Quarter....................... $3.750 $2.125    $2.125          4,410
 Second Quarter...................... $2.188 $1.625    $2.188            951
 Third Quarter....................... $4.000 $2.000    $2.375         12,349
 Fourth Quarter...................... $2.750 $0.938    $0.969          4,585
FISCAL YEAR ENDED
 SEPTEMBER 30, 1997
-------------------
 Fourth Quarter...................... $4.500 $3.875    $4.000          7,806

   The quarterly high and low sales prices of the Company's Class A Warrants since August 28, 1997 the effective date of the Company's initial public offering, are as follows:

NTFYW   Warrants

FISCAL YEAR ENDED                                   CLOSING SALES DAILY AVERAGE
 SEPTEMBER 30, 1998                    HIGH   LOW      PRICES     TRADING VOLUME
-------------------                   ------ ------ ------------- --------------
 First Quarter....................... $1.500 $0.375    $0.750         5,409
 Second Quarter...................... $0.750 $0.375    $0.500         1,595
 Third Quarter....................... $0.750 $0.375    $0.563         3,680
 Fourth Quarter...................... $0.563 $0.156    $0.156         1,890
FISCAL YEAR ENDED
 SEPTEMBER 30, 1997
-------------------
 Fourth Quarter...................... $1.250 $1.000    $1.063         7,639

   The quarterly high and low sales prices of the Company's Units since August 28, 1997 the effective date of the Company's initial public offering, are as follows:

NTFYU   Units

FISCAL YEAR ENDED                                   CLOSING SALES DAILY AVERAGE
 SEPTEMBER 30, 1998                    HIGH   LOW      PRICES     TRADING VOLUME
-------------------                   ------ ------ ------------- --------------
 First Quarter....................... $5.000 $2.500    $2.500         17,054
 Second Quarter...................... $3.000 $2.125    $3.000          6,003
 Third Quarter....................... $4.625 $2.250    $3.000          3,864
 Fourth Quarter...................... $3.000 $1.000    $1.250          2,781
FISCAL YEAR ENDED
 SEPTEMBER 30, 1997
-------------------
 Fourth Quarter...................... $5.313 $5.000    $5.000         63,360

   These quotations reflect inter-dealer prices, without retail mark-up, markdown or commission, and may not represent actual transactions.

   Shareholders. As of December 11, 1998, there were 64 holders of record of the Company's Common Stock and Class A Warrants.

   Dividends. The Company has never declared or paid any cash dividends on its Common Stock. The Company currently anticipates that it will retain all future earnings for the expansion and operation of its business and does not anticipate paying cash dividends in the foreseeable future.

 2. Recent Sales of Unregistered Securities.

   The Registrant did not engage in any transactions during the fiscal year ended September 30, 1998 involving sales of Registrant's securities that were not registered under the Securities Act of 1933, as amended (the "Securities Act").

(b) Use of Proceeds

   The Company completed its IPO pursuant to a Registration Statement on Form SB-2 (No. 333-23369), declared effective on August 28, 1997 and issued 1,600,000 of its Units to the public at a price of $5.00 per Unit. The Units consisted of one share of the Company's Common Stock and one Class A Warrant to purchase one share of the Company's Common Stock at an exercise price of $6.50 per share. The underwriter for the IPO was D.H. Blair Investment Banking Corp. The offering has been terminated and all Units have been sold. The Company incurred expenses of approximately $1,846,000, of which $800,000 represented underwriting discounts and commissions and $1,046,000 represented other expenses. The net proceeds of the IPO to the issuer after total expenses was $6,154,000.

   The Company used an aggregate of $1,606,000 of the net proceeds of the IPO to repay indebtedness, of which indebtedness $211,000 represented repayment of indebtedness to Michael Ballard, a director of the Company, and $106,000 represented repayment of indebtedness to Paul DePond, President and Chief Executive Officer of the Company. The Company used an aggregate of $2,068,000 of the net proceeds from the IPO for working capital, $1,143,000 for product development, $585,000 for sales and marketing and $115,000 for additional inventory. This use of the proceeds of the IPO does not reflect a material change in the use of proceeds described in the prospectus filed as a part of the Registration Statement filed in connection with the IPO.

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION.

   THIS ANNUAL REPORT ON FORM 10-KSB CONTAINS FORWARD-LOOKING STATEMENTS WITHIN THE MEANING OF SECTION 21E OF THE SECURITIES EXCHANGE ACT OF 1934, AS AMENDED, INCLUDING STATEMENTS THAT INCLUDE THE WORDS "BELIEVES", "EXPECTS", "ANTICIPATES" OR SIMILAR EXPRESSIONS. FORWARD-LOOKING STATEMENTS INCLUDE, BUT ARE NOT LIMITED TO, THOSE ITEMS IDENTIFIED WITH A FOOTNOTE (1) SYMBOL. SUCH FORWARD-LOOKING STATEMENTS INVOLVE KNOWN AND UNKNOWN RISKS, UNCERTAINTIES AND OTHER FACTORS THAT MAY CAUSE ACTUAL RESULTS, PERFORMANCE OR ACHIEVEMENTS OF THE COMPANY TO DIFFER MATERIALLY FROM THOSE EXPRESSED OR IMPLIED BY SUCH FORWARD-LOOKING STATEMENTS. SUCH FACTORS INCLUDE, AMONG OTHERS, THE FACTORS DISCUSSED BELOW UNDER THE CAPTION "FACTORS THAT MAY AFFECT FUTURE OPERATING RESULTS" AND ELSEWHERE IN THIS ANNUAL REPORT ON FORM 10-KSB. THE READER SHOULD CAREFULLY CONSIDER, TOGETHER WITH THE OTHER MATTERS REFERRED TO HEREIN, THE FACTORS SET FORTH UNDER THE CAPTION "RISK FACTORS". THE COMPANY CAUTIONS THE READER, HOWEVER, THAT THESE FACTORS MAY NOT BE EXHAUSTIVE.

OVERVIEW

   The Company was founded in August 1994 to develop, manufacture, market and sell computer telephony products for the business, SOHO and residential markets. From inception until January 1996, the

Company was engaged primarily in research and development. In January 1996, the Company shipped the first version of its MessageAlert product and in December 1996 shipped its first Centex Auto Attendant product and in March 1998 shipped it first Centrex Receptionist product. Substantially most of the Company's revenue has been derived from sales of its MessageAlert product.

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

RESULTS OF OPERATIONS

 Revenue

   To date, substantially all of the Company's revenue has been derived from the sale of its MessageAlert and Centrex Receptionist products. Revenue consists of gross revenue less product returns. Revenue for the fiscal year ended September 30, 1998 decreased to $1,638,268 from $3,735,773 for the fiscal year ended September 30, 1997. Sales to RBOCs and LECs constituted 71% and 86% of revenue for the fiscal year ended September 30, 1998 and the fiscal year ended September 30, 1997, respectively. In addition, two customers accounted for 50% and 17% of sales in fiscal 1998, and one customer accounted for 70% of sales in the fiscal year ended September 30, 1997.

 Cost of Sales

   Cost of sales consists primarily of the cost to manufacture the Company's products. Cost of sales decreased to $1,582,042 in the fiscal year ended September 30, 1998 from $2,760,380 in the fiscal year ended September 30, 1997. This decrease was the result of decreased sales of the Company's products for the use in telephone company promotional programs. As a result of significant reserves for slow moving inventory taken in the fourth quarter, the Company's gross margin decreased to 3% in fiscal 1998 from 26% in fiscal 1997.

 Research and Development

   Research and development expense consists principally of personnel costs, contract design services, development tooling and supply expenses. Research and development expense increased to $1,376,767 for the fiscal year ended September 30, 1998 from $745,063 for the fiscal year ended September 30, 1997. This increase was primarily the result of an aggressive program to develop and expand the Company's product offerings that has significantly increased expenditures for engineers, outside consulting and development materials.

   The Company expects that the investment will continue at, or near, the current level for the first quarter of fiscal 1999 to complete the products under development and enhance its current products. (1) See "Business--Research and Development."

 Sales and Marketing

   Sales and marketing expense consists primarily of personnel, consulting and travel costs and sales commissions related to the Company's sales and marketing efforts. Sales and marketing expenses decreased to

$589,295 for the fiscal year ended September 30, 1998 from $666,930 for the fiscal year ended September 30, 1997. These decreases were attributable primarily to personnel changes and lower commissions earned.

   The Company anticipates that certain sales and marketing expenses will vary with revenue in future quarters.1 See "Business--Sales, Marketing and Distribution."

 General and Administrative

   General and administrative expense consists of general management and finance personnel, occupancy costs and professional fees and other general corporate expenses. General and administrative expenses increased to $884,442 for the fiscal year ended September 30, 1998 from $633,584 for the fiscal year ended September 30, 1997. These increases were primarily the result of additional legal, accounting and printing expense and increases in executive salaries. The Company expects that it will need to hire additional accounting and financial personnel in order to support anticipated growth and comply with the reporting and investor relations obligations of a public company./1/

 Income Taxes

   There was no provision for federal or state income taxes in fiscal 1997 or 1998 as the Company incurred net operating losses. As of September 30, 1998, the Company had federal and state net operating loss carryforwards of approximately $5,061,000, which will expire in years 2002 through 2013. The research and development tax credit carryforwards for federal and state purposes of approximately $50,000 and $30,000, respectively, will expire in the years 2010 through 2013, if not utilized. Utilization of the net operating losses and credits may be subject to a substantial annual limitation due to ownership change limitations provided by the Internal Revenue Code of 1986, as amended, and similar state provisions. The annual limitation may result in the expiration of net operating loss and credit carryforwards before full utilization. For financial reporting purposes, deferred tax assets primarily related to the net operating loss carryforwards recognized under Financial Accounting Standard No. 109, "Accounting for Income Taxes," have been fully offset by a valuation allowance, as the realization of these assets is dependent on future earnings, the timing and amount of which are uncertain.

 Release of Escrow Securities

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

LIQUIDITY AND CAPITAL RESOURCES

   The Company's financial statements are prepared and presented on a basis assuming it continues as a going concern. At September 30, 1998, the Company had an accumulated deficit of $6.1 million and incurred a net loss of $2.6 million for the year ended September 30,1998. Management's planned expenditures for fiscal 1999 approximate current cash and cash equivalents. The Company's recently developed products will need to attain favorable market acceptance to continue its research and development activities and fund operating
--------
/1/Forward-looking Statement.

expenses at current levels. Management believes that sufficient funds will be available from cash, cash equivalents, and operating activities to support planned operations through September 30, 1999. There can be no assurance that the Company's new products will attain favorable market acceptance. If the Company is unable to attain certain revenue goals, significant reductions in spending and the delay or cancellation of planned activities or more substantial restructuring of the Company may be necessary. In such an event, the Company intends to implement expense reduction plans in a timely manner to enable the Company to meet its cash requirements through at least September 30, 1999. These actions would have material adverse effects on the Company's business, results of operations, and prospects.

   Prior to the IPO, the Company financed its operations primarily through sales of equity and debt securities and bank lines of credit. In the fiscal years ended September 30, 1998 and 1997, the Company's net cash used in operating activities equaled $2,617,101 and $1,298,708, respectively. The Company anticipates that it will have a negative cash flow from operating activities in future quarters and years.

   In August 1997, the Company completed its IPO which consisted of the sale of
1.6 million Units, each consisting of one share of Common Stock of the Company and one Class A Warrant to purchase one share of Common Stock of the Company at an exercise price of $6.50. The net proceeds of the IPO, after deducting the underwriting discounts and commissions and other expenses of the IPO was approximately $6.2 million.

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

IMPACT OF THE YEAR 2000 ISSUE

   The Year 2000 ("Y2K") issue is the result of computer programs being written using two digits rather than four to define the applicable year. Computer programs that have date sensitive software may recognize a date using "00" as the year 1900 rather than the year 2000. To be in "Year 2000 compliance" a computer program must be written using four digits to define years.

   The Company has developed a three-phase program to limit or eliminate Y2K exposures. Phase I is to identify those systems, application and third-party relationships which have exposure to Y2K disruptions in operations. Phase II is the development and implementation of action plans to achieve Y2K compliance in all areas prior to the end of fiscal 1999. Also included in Phase II is the development of contingency plans which would be implemented should Y2K compliance not be achieved in order to minimize disruptions in operations. Phase III is the final testing or equivalent certification of testing of each major area of exposure to ensure compliance. The Company intends to complete all phases before the end of fiscal 1999.

   The Company has identified three major areas determined to be critical for successful Y2K compliance: Area 1, which includes financial, research and development and administrative informational systems applications reliant on system software; Area 2, which includes research, development and quality applications reliant on computer programs embedded in microprocessors; and Area 3, which includes third-party relationships which may be affected by Area 1 or Area 2 exposures which exist in other companies.

   With respect to Area 1, the Company is conducting an internal review and contacting all software suppliers to determine major areas of Y2K exposure. With respect to Area 2, in research, development and quality applications, the Company is working with equipment manufacturers to identify exposures. With respect to Area 3, the Company plans to evaluate its reliance on third parties in order to determine whether their Y2K compliance will adequately assure uninterrupted operations.

   The Company has not yet completed Phase I of the Y2K program with respect to all three of the major areas. The Company believes that it relies on systems, applications and third-party relationships which, if not Y2K compliant prior to the end of fiscal 1999, could have material adverse impact on business, financial condition and results of operations. Because the Company has not completed Phase II contingency planning, it cannot describe what action it would take in any of the areas should Y2K compliance not be achievable in time.

   As of September 30, 1998, the Company has not identified any cost related to replacement or remediation testing of our Area 1 computer information systems. Not having completed Phase I and Phase II evaluations, the Company has no basis for estimating the potential cost of its Y2K compliance programs. The funds for these costs will be part of the Company's cash flow from operations and capital expenditures.

   The cost of the Y2K due to the interruption of venors supplying product for the Company is unknown. Any interruption of product supply in conjunction with obligations to deliver product for customer promotional programs could have a detrimental affect on the results of operations. The cost to the Company would be directly related to the size and timing of any such interrupted program. The Company will be making special efforts to avoid such an occurrence but there cannot be any assurance that the Company will obtain the cooperation of vendors and customers to prevent such an event.

   Since the Company depends on third party turn-key manufacturers to produce its product in volume, it plans to mitigate its dependence on a single vendor, where practical, so that a contingency plan is in place if a primary vendor's ability to manufacture is interrupted by Y2K. There is no assurance that a contingency plan would not result in additional cost to the Company and that its implementation would be successful. In addition, there can be no assurance that the failure to ensure Y2K capability by a supplier or another third party would not have a material effect on the Company.

ITEM 7. FINANCIAL STATEMENTS.

                         NOTIFY TECHNOLOGY CORPORATION

                         INDEX TO FINANCIAL STATEMENTS

Report of Ernst & Young LLP, Independent Auditors........................... F-2
Balance Sheet............................................................... F-3
Statements of Operations.................................................... F-4
Statements of Shareholders' Equity (Net Capital Deficiency)................. F-5
Statements of Cash Flows.................................................... F-6
Notes to Financial Statements............................................... F-7

               REPORT OF ERNST & YOUNG LLP, INDEPENDENT AUDITORS

The Board of Directors and Shareholders
Notify Technology Corporation

   We have audited the accompanying balance sheet of Notify Technology Corporation as of September 30, 1998, and the related statements of operations, shareholders' equity (net capital deficiency), and cash flows for the years ended September 30, 1998 and 1997. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

   We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

   In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Notify Technology Corporation at September 30, 1998, and the results of its operations and its cash flows for the years ended September 30, 1998 and 1997, in conformity with generally accepted accounting principles.

                                                    /s/ Ernst & Young LLP

San Jose, California
October 20, 1998

                         NOTIFY TECHNOLOGY CORPORATION

                                 BALANCE SHEET

                                                                  SEPTEMBER 30,
                                                                      1998
                                                                  -------------
                             ASSETS
Current assets:
 Cash and cash equivalents.......................................  $ 2,117,613
 Accounts receivable, net of allowance for doubtful accounts of
  $16,555........................................................       88,868
 Note receivable.................................................       50,000
 Inventories.....................................................      828,323
 Other current assets............................................       42,757
                                                                   -----------
Total current assets.............................................    3,127,561
Property and equipment, net......................................      125,358
Other assets.....................................................      155,443
                                                                   -----------
                                                                   $ 3,408,362
                                                                   ===========
              LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
 Accounts payable................................................  $   234,180
 Other accrued liabilities.......................................      171,661
 Accrued payroll and related.....................................       56,448
 Customer overpayment............................................       92,263
                                                                   -----------
Total current liabilities........................................      554,552
Commitments
Shareholders' equity:
 Preferred stock, $0.001 par value:
  Authorized shares 5,000,000
  Issued and outstanding none....................................          --
 Common stock, $0.001 par value:
  Authorized shares 15,000,000...................................        3,542
  Issues and outstanding 3,541,569 in 1998.......................
 Additional paid-in capital......................................    8,945,417
 Notes receivable from shareholders..............................      (11,397)
 Accumulated deficit.............................................   (6,083,752)
                                                                   -----------
Total shareholders' equity.......................................    2,853,810
                                                                   -----------
Total liabilities and shareholders' equity.......................  $ 3,408,362
                                                                   ===========

                         NOTIFY TECHNOLOGY CORPORATION

                            STATEMENTS OF OPERATIONS

                                                    YEARS ENDED SEPTEMBER 30,
                                                    --------------------------
                                                        1998          1997
                                                    ------------  ------------
Product sales.....................................  $  1,638,268  $  3,735,773
Cost of sales.....................................     1,582,042     2,760,380
                                                    ------------  ------------
Gross profit......................................        56,226       975,393
Operating costs and expenses:
 Research and development.........................     1,376,767       745,063
 Sales and marketing..............................       589,295       666,930
 General and administrative.......................       884,442       633,584
                                                    ------------  ------------
 Total operating costs and expenses...............     2,850,504     2,045,577
                                                    ------------  ------------
Loss from operations..............................    (2,794,278)   (1,070,184)
Interest expense..................................        (2,990)     (199,133)
Other income and expense, net.....................       179,707        16,761
                                                    ------------  ------------
Net loss before extraordinary item                    (2,617,561)   (1,252,556)
Extraordinary item loss from early extinguishment
 of
 bridge notes.....................................           --       (130,354)
                                                    ------------  ------------
Net loss..........................................  $ (2,617,561) $ (1,382,910)
                                                    ============  ============
Basic and diluted net loss per share before
 extraordinary item...............................  $      (1.13) $      (2.52)
                                                    ============  ============
Basic and diluted net loss per share..............  $      (1.13) $      (2.78)
                                                    ============  ============
Weighted-average shares used in computing net loss
 per share........................................     2,296,449       497,157
                                                    ============  ============
Pro forma net loss per share......................                $      (1.82)
                                                                  ============
Weighted-average shares used in computing pro
 forma net loss per share.........................                     760,693
                                                                  ============

                         NOTIFY TECHNOLOGY CORPORATION

          STATEMENTS OF STOCKHOLDERS' EQUITY (NET CAPITAL DEFICIENCY)

                                                                                                                  TOTAL
                              CONVERTIBLE                                              NOTES                  SHAREHOLDERS'
                            PREFERRED STOCK          COMMON STOCK       ADDITIONAL   RECEIVABLE                EQUITY (NET
                         -----------------------  --------------------   PAID-IN        FROM     ACCUMULATED     CAPITAL
                           SHARES      AMOUNT      SHARES     AMOUNT     CAPITAL    SHAREHOLDERS   DEFICIT     DEFICIENCY)
                         ----------  -----------  ---------  ---------  ----------  ------------ -----------  -------------
Balance at
 September 30, 1996....   4,500,000  $ 1,850,000    885,125  $  58,619  $      --     $(17,650)  $(2,083,281)  $  (192,312)
 Repayments of notes
  receivable from
  shareholders.........         --           --         --         --          --        4,075           --          4,075
 Issuances of common
  stock to employees...         --           --      33,057     12,200         --       (9,200)          --          3,000
 Repurchases of common
  stock from
  shareholder..........         --           --     (27,722)    (7,000)        --        7,000           --            --
 Issuances of common
  stock pursuant to
  conversion of
  convertible
  promissory notes and
  accrued interest.....         --           --     165,694    761,476         --          --            --        761,476
 Issuance of bridge
  warrants.............         --           --         --     116,875         --          --            --        116,875
 Conversion of no par
  common stock to
  $0.001 par common
  stock................         --           --         --    (941,114)    941,114         --            --            --
 Issuance of common
  shares pursuant to
  initial public
  offering (net of
  expenses)............         --           --   1,600,000      1,600   6,152,533         --            --      6,154,133
 Conversion of
  preferred A and
  preferred B shares to
  common shares
  pursuant to initial
  public offering......  (4,500,000)  (1,850,000)   891,060        891   1,849,109         --            --            --
 Option purchased by
  underwriter..........         --           --         --         --          160         --            --            160
 Net loss..............         --           --         --         --          --          --     (1,382,910)   (1,382,910)
                         ----------  -----------  ---------  ---------  ----------    --------   -----------   -----------
Balance at
 September 30, 1997....         --           --   3,547,214      3,547   8,942,916     (15,775)   (3,466,191)    5,464,497
 Repurchases of common
  stock from
  shareholder..........         --           --      (7,544)        (7)       (550)        --            --           (557)
 Repayment of notes
  receivable from
  shareholders.........         --           --         --         --          --        4,378           --          4,378
 Proceeds from exercise
  of options and
  warrants.............         --           --       1,899          2       3,051         --            --          3,053
 Net loss..............         --           --         --         --          --          --     (2,617,561)   (2,617,561)
                         ----------  -----------  ---------  ---------  ----------    --------   -----------   -----------
Balance at
 September 30, 1998....         --   $       --   3,541,569  $   3,542  $8,945,417    $(11,397)  $(6,083,752)  $ 2,853,810
                         ==========  ===========  =========  =========  ==========    ========   ===========   ===========

                         NOTIFY TECHNOLOGY CORPORATION

                            STATEMENTS OF CASH FLOWS

                                                    YEARS ENDED SEPTEMBER 30,
                                                    --------------------------
                                                        1998          1997
                                                    ------------  ------------
OPERATING ACTIVITIES
Net loss..........................................  $ (2,617,561) $ (1,382,910)
Adjustments to reconcile net loss to net cash used
 in operating activities:
  Depreciation and amortization...................        54,207        38,038
  Deferred financing charges and accretion related
   to bridge notes................................           --        232,375
  Conversion of accrued interest on convertible
   notes to common stock..........................           --         29,351
  Changes in operating assets and liabilities:
    Accounts receivable...........................       348,037      (302,223)
    Inventory.....................................       267,255      (515,649)
    Other current assets..........................      (214,142)      (25,293)
    Accounts payable..............................      (481,174)      598,557
    Other accrued liabilities.....................        26,277        29,046
                                                    ------------  ------------
Net cash used in operating activities.............    (2,617,101)   (1,298,708)
INVESTING ACTIVITIES
Expenditures for property and equipment...........       (65,825)      (58,874)
                                                    ------------  ------------
Net cash used in investing activities.............       (65,825)      (58,874)
FINANCING ACTIVITIES
Proceeds from exercise of options and warrants....         3,052           160
Proceeds from issuance of common stock............           --          3,000
Proceeds from issuance of convertible notes
 payable..........................................           --        125,000
Net proceeds from bridge notes....................           --        734,500
Repayment of bridge note payable..................           --       (850,000)
Advances under line of credit.....................           --         44,000
Repayments under line of credit...................       (36,665)      (57,335)
Proceeds from notes payable to shareholders.......           --        265,000
Payments on notes payable to shareholders.........      (200,000)     (295,000)
Payments of notes receivable from shareholders....         4,175         4,075
Payments on repurchase of unvested stock..........          (354)          --
Proceeds from initial public offering, net........           --      6,154,133
                                                    ------------  ------------
Net cash provided by (used in) financing
 activities.......................................      (229,792)    6,127,533
                                                    ------------  ------------
Net increase (decrease) in cash and cash
 equivalents......................................    (2,912,718)    4,769,951
Cash and cash equivalents at beginning of period..     5,030,331       260,380
                                                    ------------  ------------
Cash and cash equivalents at end of period........  $  2,117,613  $  5,030,331
                                                    ============  ============
SUPPLEMENTAL DISCLOSURES OF NONCASH FINANCING
 ACTIVITIES
Common stock issued for notes receivable from
 shareholders.....................................  $        --   $      9,200
                                                    ============  ============
Conversion of convertible preferred stock to
 common stock.....................................  $        --   $  1,850,000
                                                    ============  ============
Common stock retired for notes receivable from
 shareholders.....................................  $        --   $      7,000
                                                    ============  ============
Conversion of convertible notes payable and
 accrued interest to common stock.................  $        --   $    761,476
                                                    ============  ============
Value ascribed to warrants issued in conjunction
 with private placement...........................  $        --   $    116,875
                                                    ============  ============
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Cash paid for interest............................  $      1,949  $     71,140
                                                    ============  ============

                         NOTIFY TECHNOLOGY CORPORATION

                         NOTES TO FINANCIAL STATEMENTS

                               SEPTEMBER 30, 1998

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

 Organization and Business

   On February 25, 1998, the Company changed its name from Notify Corporation to Notify Technology Corporation. Notify Technology Corporation (the Company) develops, manufactures and markets computer telephony products.

 Liquidity and Capital Resources

   The Company's financial statements are prepared and presented on a basis assuming it continues as a going concern. At September 30, 1998, the Company had an accumulated deficit of $6.1 million and incurred a net loss of $2.6 million for the year ended September 30, 1998. Management's planned expenditures for fiscal 1999 approximate current cash and cash equivalents. The Company's recently developed products will need to attain favorable market acceptance to continue its research and development activities and fund operating expenses at current levels. Management believes that sufficient funds will be available from cash, cash equivalents, and operating activities to support planned operations through September 30, 1999. There can be no assurance that the Company's new products will attain favorable market acceptance. If the Company is unable to attain certain revenue goals, significant reductions in spending and the delay or cancellation of planned activities or more substantial restructuring of the Company may be necessary. In such event, the Company intends to implement expense reduction plans in a timely manner to enable the Company to meet its cash requirements through at least September 30, 1999. These actions would have material adverse effects on the Company's business, results of operations, and prospects.

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

 Inventories

   Inventories are stated at the lesser of actual cost, on a first-in, first-out basis, or fair value and consist of the following:

                                                                   SEPTEMBER 30,
                                                                       1998
                                                                   -------------
   Raw materials..................................................   $567,457
   Work-in-process................................................    117,588
   Finished goods.................................................    143,278
                                                                     --------
                                                                     $828,323
                                                                     ========

   Increases in the Company's inventory reserve account in 1998 and 1997 were approximately $437,000 and $162,000, respectively. Inventory written off and deducted from the reserve account in each of those years was $0 and $2,800, respectively.

                         NOTIFY TECHNOLOGY CORPORATION

                               SEPTEMBER 30, 1998


1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES--(CONTINUED)

 Property and Equipment

   Property and equipment is stated at cost and depreciated or amortized on a straight-line basis of the lesser of the estimated useful lives of the asset or the lease term. The estimated useful lives range from three to five years.

 Other Assets

   At September 30, 1998, other assets primarily consist of a prepaid royalty for certain technology rights, which is being amortized on a straight-line basis over a three-year period.

 Revenue Recognition

   Product sales are recognized upon product shipment. In fiscal 1998, two customers accounted for 50% and 17% of sales. In fiscal 1997, one customer accounted for 70% of sales.

 Income Taxes

   The Company follows Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes" (SFAS 109). Under SFAS 109, the liability method is used to account for income taxes. Under this method, deferred tax assets and liabilities are measured using the enacted tax rates and laws that will be in effect when the differences are expected to reverse.

 Use of Estimates

   The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

 Concentration of Credit Risk

   The Company sells its products primarily to regional bell operating companies and local exchange carriers in the United States. The Company performs on-going credit evaluations and generally requires no collateral. The Company maintains reserves for credit losses, and such losses have been within management's expectations. As of September 30, 1998, two customer accounted for 60% and 14% of accounts receivable. One product accounted for 81% and 91% of total revenues in fiscal 1998 and 1997, respectively.

 Stock Options

   The Company accounts for its stock option plan in accordance with provisions of the Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" (APB Opinion No. 25). In 1995, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation" (SFAS 123), that provides an alternative to APB Opinion No 25. The Company will continue to account for its employee stock plans in accordance with the provisions of APB Opinion No 25 with footnote disclosures of the material impact of SFAS 123. The number of stock options granted in fiscal years ended 1998 and 1997 are not material; therefore, the effect of applying the SFAS 123 fair value-based method to the Company's option grants would not result in pro forma net loss materially

                         NOTIFY TECHNOLOGY CORPORATION

                               SEPTEMBER 30, 1998


1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES--(CONTINUED)

 Stock Options--(Continued)

different from historical amounts reported. Therefore, such pro forma information specified in SFAS 123 are vnot separately presented herein. Future pro forma net income results may be materially different from actual amounts reported.

 Net Loss Per Share

   Net loss per share is computed using the weighted-average number of shares of common stock outstanding during the periods presented. Potential common shares are excluded from the computation as their effect is antidilutive. In 1997, the Financial Accounting Standards Board issued Statement No. 128, "Earnings per Share." (SFAS 128). SFAS 128 replaced the previously reported primary and fully diluted earnings per share, with basic and diluted earnings per share. Unlike primary earnings per share, basic earnings per share excludes any dilutive-effects of options, warrants, and convertible securities. All earnings per share amounts for all periods have been presented, and where necessary, restated to conform to the SFAS 128 requirements. The weighted average number of common shares used in the net loss per share calculation was reduced by the common stock, and potential common shares placed in escrow in connection with the Company's initial public offering.

   Pro forma net loss per share has been computed as described above and also gives effect to the conversion of preferred stock that converted to common stock upon completion of the Company's initial public offering.

 Recently Issued Accounting Standards

   In June 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income" (SFAS
130). The statement established standards for the reporting and display of comprehensive income and its components. Comprehensive income is defined as the change in equity of a business enterprise during a period from transactions and other events and circumstances from nonowner sources. It includes all changes in equity during a period except those resulting from investments by owners and distributions to owners. This standard will require that an enterprise display an amount representing total comprehensive income for the period. SFAS 130 will be effective for fiscal year 1999. The Company does not expect the adoption of SFAS 130 to have a significant impact on the Company's reported results of operations.

   In June 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 131, "Disclosures about Segments of an Enterprise and Related Information" (SFAS 131). SFAS 131 establishes new requirements for the reporting of information regarding operating segments, products, services, geographic areas, and major customers. SFAS 131 will be effective for fiscal year 1999. The Company does not expect the adoption of SFAS 131 to have a significant impact on the Company's segment disclosure.

2. NOTE RECEIVABLE

   In fiscal 1998, the Company issued an unsecured $50,000 note receivable to a supplier, which is due in fiscal 1999. The note is repayable in services through the due date, at which time any remaining balance is due in cash.

                         NOTIFY TECHNOLOGY CORPORATION

                               SEPTEMBER 30, 1998


3. PROPERTY AND EQUIPMENT

   Property and equipment consists of the following:

                                                                   SEPTEMBER 30,
                                                                       1998
                                                                   -------------
   Furniture and office equipment.................................   $ 241,682
   Leasehold improvements.........................................       2,245
                                                                     ---------
                                                                       243,927
   Less accumulated depreciation and amortization.................    (118,569)
                                                                     ---------
                                                                     $ 125,358
                                                                     =========

4. FINANCING ARRANGEMENTS

   During February 1997, the Company issued a $65,000 promissory note to a shareholder, which accrued interest at the rate of 10% and was repaid from the proceeds of the Company's public offering. The shareholder also received a warrant to purchase 11,535 shares of common stock of the Company at $3.00 per share. During fiscal 1998, the note was repaid from the proceeds of the offering discussed below.

   In April 1997, the Company issued a $200,000 promissory note to a shareholder, which accrues interest at 10% per annum and was due and payable in October 1997. In conjunction with this promissory note, the Company also issued the shareholder a warrant to purchase 2,970 shares of the Company's common stock at an exercise price of $5.00. During fiscal 1998, the note was repaid from the proceeds of the offering discussed below.

5. COMMITMENTS

   The Company currently occupies a facility under an operating lease, which expires in March 1999, and contains renewal options to extend the lease term for one two-year period. Future minimum payments under this lease for the year ended September 30, 1999 and 2000 are $48,000 and $68,000.

   Rent expense totaled $112,000 and $73,000 for the years ended September 30, 1998 and 1997, respectively.

6. SHAREHOLDERS' EQUITY

 Initial Public Offering of Units and Related Matters

   In August 1997, the Company completed an offering to the public (the Offering) of 1,600,000 units at $5.00 per unit. Each unit consisted of one share of common stock, $0.001 par value and one Class A warrant. The proceeds of the offering were approximately $6,200,000, net of issuance costs. Each Class A warrant entitles the holder to purchase one share of common stock at an exercise price of $6.50, subject to adjustment, at any time through the fifth anniversary of the offering. Commencing one year from the date of the offering, the warrants are subject to redemption by the Company, at $0.05 per warrant, under certain circumstances, on 30 days written notice. Additionally, the Company agreed to grant to an underwriter an option to purchase, for nominal consideration, up to 160,000 units exercisable at $7.00 per unit during a two-year period that commences three years from the date of the offering.

                         NOTIFY TECHNOLOGY CORPORATION

                               SEPTEMBER 30, 1998


6. SHAREHOLDERS' EQUITY--(CONTINUED)

 Common Stock

   The following table summarizes shares of common stock reserved for future issuance by the Company:

                                                                 SEPTEMBER 30,
                                                                     1998
                                                                 -------------
   1997 stock option plan.......................................     198,125
   Warrant agreements...........................................   2,105,944
                                                                   ---------
                                                                   2,304,069
                                                                   =========

 Warrants

   In March 1997, the Company issued 425,000 warrants in connection with a bridge loan. Each bridge warrant automatically converted, upon the closing of the offering, into one Class A warrant, which is identical in all respects to a Class A warrant issued in the offering. The fair value of the bridge warrants, amounting to approximately $117,000, together with the cost of the issuance of bridge notes, approximately $115,000 were treated as additional interest expense over the term of the bridge notes. Upon repayment of the notes in fiscal 1997, the unamortized portion of the value ascribed the warrants and debt issuance costs, of approximately $130,000 were recorded as an extraordinary item.

   At September 30, 1998, warrants issued in connection with various financings, including 2,025,000 Class A warrants, were outstanding to purchase 2,237,786 shares of the Company's common stock (including 123,554 and 29,702 warrants held by three directors and two employees, respectively) at prices ranging from $0.25 to $6.50 per share. These warrants are exercisable at any time and expire at dates ranging from April 2000 to April 2002.

   During fiscal 1997 and 1996, the Company issued 48,272 and 7,920 warrants in connection with certain financings with exercise prices of $0.25 and $5.05, respectively. These warrants expire in fiscal 2001.

   In August 1997, the Company issued a warrant that entitles an officer of the Company to purchase 24,752 shares of common stock at an exercise price of $5.00 per share. This warrant is exercisable any time and expires in April 2002.

 1997 Stock Option Plan

   In January 1997, the Company adopted the Notify Corporation 1997 Stock Plan (the Plan), which provides for the granting of stock options to employees, officers, consultants, and directors of the Company. Stock options are granted at fair market value on the date of grant with terms of up to ten years. A total of 200,000 shares of the Company's common stock were reserved for issuance under the Plan. Under the terms of these option grants, 25% of the options vest upon the first anniversary of the date of grant and an additional 1/36 of the unvested shares vest ratably over the following 36 months.

                         NOTIFY TECHNOLOGY CORPORATION

                               SEPTEMBER 30, 1998


6. SHAREHOLDERS' EQUITY--(CONTINUED)

   The following table summarizes stock option activity:

                                                     OPTIONS OUTSTANDING
                                               --------------------------------
                                      SHARES
                                     AVAILABLE               PRICE     WEIGHTED
                                        FOR     NUMBER        PER      AVERAGE
                                       GRANT   OF SHARES     SHARE      PRICE
                                     --------- --------- ------------- --------
   Balance at January 1, 1997.......      --        --       $ --       $  --
     Shares reserved................  200,000       --       $ --       $  --
     Grants.........................  (17,500)   17,500      $4.75      $4.750
                                      -------   -------
   Balance at September 30, 1997....  182,500    17,500      $4.75      $4.750
     Grants.........................  (79,875)   79,875  $1.625-$3.25   $2.145
     Cancellations..................   41,500   (41,500) $1.625-$3.625  $3.094
     Exercises......................      --     (1,875)    $1.625      $1.625
                                      -------   -------
   Balance at September 30, 1998....  144,125    54,000  $1.625-$3.625  $2.742
                                      =======   =======

   The following table summarizes outstanding and exercisable options at September 30, 1998:

                       OPTIONS EXERCISABLE                    OPTIONS OUTSTANDING
                  -------------------------------------     --------------------------------
                                        WEIGHTED             NUMBER OF          WEIGHTED
   RANGE OF        NUMBER OF             AVERAGE              OPTIONS           AVERAGE
   EXERCISE         OPTIONS             REMAINING           EXERCISABLE         EXERCISE
    PRICES        OUTSTANDING         LIFE IN YEARS           SHARES             PRICE
   --------       -----------         -------------         -----------         --------
    $1.625          28,000                9.40                 1,875             $1.625
    $1.875          10,000                9.95                   --              $1.875
    $2.438          16,000                9.75                   --              $2.438
                    ------                                     -----
                    54,000                9.61                 1,875             $1.912
                    ======                                     =====

   The weighted average fair value of options granted was $1.40 in 1998 and $2.55 in 1997.

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

   In the event that the foregoing earnings or market price levels are attained and the escrowed securities released, the Securities and Exchange Commission has adopted the position that the release of escrowed securities to officers, directors, employees, and consultants of the Company will be compensatory and, accordingly, will result in compensation expense for financial reporting purposes. The expense will equal the fair value of the escrowed securities on the date of release and will result in a material charge to operations.

                         NOTIFY TECHNOLOGY CORPORATION

                               SEPTEMBER 30, 1998


7. RELATED PARTY TRANSACTIONS

   The Company has an ongoing business relationship with a literature and product fulfillment company owned by a director of the Company. The Company uses this fulfillment company on a project by project basis to facilitate the distribution of its products. The Company paid this fulfillment company $61,100 and $97,835 during fiscal 1998 and 1997, respectively.

8. INCOME TAXES

   Due to operating losses, there is no provision for income taxes for 1998 or 1997. The expected statutory tax rate of 34% is offset by the inability to recognize an income tax benefit from the net operating losses.

   Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company's deferred tax assets for federal and state income taxes are as follows:

                                                            SEPTEMBER 30,
                                                       ------------------------
                                                          1998         1997
                                                       -----------  -----------
   Deferred tax assets:
     Net operating loss carryforwards................. $ 2,023,000  $ 1,279,000
     Research credit carryforwards....................      75,000       35,000
     Other temporary differences......................     226,000       75,000
                                                       -----------  -----------
     Total deferred tax assets........................   2,324,000    1,389,000
                                                       -----------  -----------
   Valuation allowance................................  (2,324,000)  (1,389,000)
                                                       -----------  -----------
   Net deferred tax assets............................ $       --   $       --
                                                       ===========  ===========

   Realization of deferred tax assets is dependent on future earnings, the timing and amount of which are uncertain. Accordingly, a valuation allowance, in an amount equal to the net deferred tax asset has been established to reflect these uncertainties. The change in the valuation allowance was a net increase of $935,000 and $534,000 for fiscal years 1998 and 1997, respectively.

   As of September 30, 1998, the Company had net operating loss carryforwards of approximately $5,061,000 for federal and California tax purposes, which will expire in years 2002 through 2013. As of September 30, 1998, the Company also had research and development tax credit carryforwards, for federal and California tax purposes, of approximately $50,000 and $30,000, respectively. The credits will expire in years 2010 through 2013, if not utilized. Utilization of net operating loss and tax credit carryforwards may be subject to a substantial annual limitation due to the ownership change limitations provided by the Internal Revenue Code of 1986, as amended, and similar state provisions. The annual limitation may result in the expiration of net operating loss and tax credit carryforwards before full utilization.

ITEM 7. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

   None.

                                    PART III

   The information required in Items 9-12 is hereby incorporated by reference from the Company's definitive proxy statement for the Annual Meeting of Shareholders to be held on February 25, 1999.

ITEM 13. EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibits

  3.1*  Restated Articles of Incorporation of Registrant.
  3.2 Certificate of Amendment to the Articles of Incorporation of Registrant.
  3.3*  Bylaws of Registrant, as amended to date.
 10.1*+ Employment Agreement dated as of March 1, 1997 between the Company and
        Paul DePond (as amended).
 10.2*+ Employment Agreement dated as of March 1, 1997 between the Company and
        Gaylan Larson (as amended).
 10.3*+ Employment Agreement dated as of March 1, 1997 between the Company and
        Gerald Rice (as amended).
 10.4*  Escrow Agreement by and between Registrant, the American Stock Transfer
        & Trust Company and certain security holders of the Registrant (as amended).
 10.5*+ Registrant's 1997 Stock Plan.
 10.6*  Lease between Registrant and C.C. Poon.
 10.7*+ Nonexclusive Technology License Agreement between Registrant and Active
        Voice Corporation dated April 30, 1997.
 10.8*  Form of Warrant Agreement.
 10.9*  Form of Underwriter's Unit Purchase Option.
 23.1   Consent of Independent Auditors.
 24.1   Power of Attorney (see page III-2).
 27.1   Financial Data Schedule.

--------
 * Incorporated by reference to exhibits filed in response to Item 27, "Exhibits," of the Company's Registration Statement on Form SB-2 (File No. 333-23369), declared effective on August 28, 1997.

 + Confidential treatment has been granted with respect to portions of this exhibit.

 + The item listed is a compensatory plan.

(b) Reports on Form 8-K

   During the quarter ended September 30, 1998, the Company filed no reports on Form 8-K.

                                     III-1

                                   SIGNATURES

   Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, duly authorized, in the City of San Jose, California, on the 16th day of December, 1998.

NOTIFY TECHNOLOGY CORPORATION

Dated:December 16, 1998                   By:   /s/ Paul F. DePond
   ---------------------                      ---------------------------------
                                                Paul F. DePond
                                                President and Chief Executive
                                                Officer

                               POWER OF ATTORNEY

   Know All Men By These Presents that each person whose signature appears below constitutes and appoints Paul F. DePond, Gerald W. Rice and Henry P. Massey, Jr. and each of them, as his true and lawful attorneys-in-fact and agents, with full power of substitution and resubstitution, for him and in his name, place and stead, in any and all capacities, to sign any and all amendments to this Report on Form 10-KSB, and to file the same with all exhibits thereto, and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorneys-in-fact and agents, and each of them, full power and authority to do and perform each and every act and thing requisite and necessary to be done in and about the premises, as fully to all intents and purposes as he might or could do in person, hereby ratifying and confirming all that said attorneys-in-fact and agents, or either of them, or their or his substitute or substitutes, may lawfully do or cause to be done by virtue hereof.

   In accordance with the requirements of the Securities Exchange Act of 1934, this Report was signed by the following persons in the capacities indicated below and on the dates stated.


      SIGNATURE                           TITLE                       DATE
/s/ Paul DePond             President, Chief Executive          December 16, 1998
-------------------------   Officer and
Paul DePond                 Chairman (Principal Executive
                            Officer)

/s/ Gerald Rice             Chief Financial Officer             December 14, 1998
-------------------------   (Principal Financial
Gerald Rice                 and Accounting Officer)

/s/ Gaylan Larson           Vice President, Operations          December 14, 1998
-------------------------   and Director
Gaylan Larson

/s/ Michael Ballard         Director                            December 16, 1998
-------------------------
Michael Ballard



                                     III-2


      SIGNATURE                           TITLE                       DATE
/s/ Michael Smith           Director                            December 16, 1998
-------------------------
Michael Smith

/s/ Andrew Plevin           Director                            December 14, 1998
-------------------------
Andrew Plevin

                                     III-3

                                 EXHIBIT INDEX

 EXHIBIT NO.                             DESCRIPTION
 -----------                             -----------
    3.1*     Restated Articles of Incorporation of Registrant.
    3.2      Certificate of Amendment to Articles of Incorporation of
             Registrant.
    3.3*     Bylaws of Registrant, as amended to date.
   10.1*+    Employment Agreement dated as of March 1, 1997 between the Company and Paul DePond (as amended).
   10.2*+    Employment Agreement dated as of March 1, 1997 between the Company and Gaylan Larson (as amended).
   10.3*+    Employment Agreement dated as of March 1, 1997 between the Company and Gerald Rice (as amended).
   10.4*     Escrow Agreement by and between Registrant, the American Stock
             Transfer & Trust Company and certain security holders of the
             Registrant (as amended).
   10.5*+    Registrant's 1997 Stock Plan.
   10.6*     Lease between Registrant and C.C. Poon.
   10.7*+    Nonexclusive Technology License Agreement between Registrant and
             Active Voice Corporation dated April 30, 1997.
   10.8*     Form of Warrant Agreement.
   10.9*     Form of Underwriter's Unit Purchase Option.
   23.1      Consent of Independent Auditors.
   24.1      Power of Attorney (see page III-2).
   27.1      Financial Data Schedule.

--------
  * Incorporated by reference to exhibits filed in Registration Statement on Form SB-2 (File No. response to Item 27, "Exhibits," of the Company's 333-23369), declared effective on August 28, 1997.

  + Confidential treatment has been granted with respect to portions of this exhibit.

  +  The item listed is a compensatory plan.

                                     III-4