Form 10QSB
period 1998-12-31
NOTIFY TECHNOLOGY CORP
filed 1999-02-16
CIK 1031980

                  U. S. Securities and Exchange Commission
                           Washington, D.C.  20549

                                 FORM 10-QSB

                                 (Mark One)

[ X ] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended December 31, 1998
                                       or
[     ] Transition Report Pursuant to Section 13 of 15(d) of the Securities
Exchange Act of 1934
For the Transition Period From ____________ to ______________

                       Commission File number  000-23025

================================================================================

                        NOTIFY TECHNOLOGY CORPORATION
                 -------------------------------------------
      (Exact name of small business issuer as specified in its charter)

          CALIFORNIA                                    77-0382248
(State or other jurisdiction of                (IRS Employer Identification No.)
 incorporation or organization)


                        1054 South De Anza Blvd. #105
                             San Jose, CA  95129
                  ----------------------------------------
                  (Address of principal executive offices)

                               (408) 777-7920
                         (Issuer's telephone number)
================================================================================

Check whether the Registrant (1) has filed all reports required to be filed by
Section 13 of 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                     Yes     X         No

     As of December 31, 1998 there were 3,541,569 shares of Common Stock outstanding.

      INDEX
     -------
PART I.  FINANCIAL INFORMATION (unaudited)

     Item 1.   Financial Statements: (unaudited)

               Balance Sheet as of December 31, 1998......................  3

               Statements of Operations for the three-month periods
               ended December 31, 1998 and 1997...........................  4

               Statements of Cash Flows for the three-month periods
               ended December 31, 1998 and 1997...........................  5

               Notes to the Financial Statements..........................  6

     Item 2.   Management's Discussion and Analysis of Financial
               Condition and Results of Operations........................  7

PART II.  OTHER INFORMATION

     Item 2.   Changes in Securities and Use of Proceeds.................. 10

     Item 6.   Exhibits and Reports on Form 8-K........................... 10


SIGNATURES................................................................ 10

PART I.  FINANCIAL INFORMATION (unaudited)

     Item 1. Financial Statements

                         NOTIFY TECHNOLOGY CORPORATION
                                 BALANCE SHEET


                                                            December 31,
                                                                1998
                                                           -------------
                                                            (unaudited)
Assets
Current assets:
      Cash and cash equivalents                            $ 1,457,334
      Accounts receivable                                       76,443
      Inventories                                              836,242
      Prepaid assets                                            80,578
                                                           -----------
Total current assets                                         2,450,597

Property and equipment, net                                    110,774
Other assets                                                   134,610
                                                           -----------
   Total assets                                            $ 2,695,981
                                                           ===========

Liabilities and shareholders' equity
Current liabilities:
      Accounts payable                                         171,039
      Accrued liabilities                                      276,964
                                                           -----------
Total current liabilities                                      448,003

Shareholders' equity:
      Common stock                                               3,542
      Additional paid-in capital                             8,934,020
      Retained earnings                                     (6,689,583)
                                                           -----------
Total shareholders' equity                                   2,247,978
                                                           -----------
   Total liabilities and shareholders' equity              $ 2,695,981
                                                           ===========
See accompanying notes to unaudited financial statements

                         NOTIFY TECHNOLOGY CORPORATION
                            STATEMENTS OF OPERATIONS

                                                         Three months
                                                      ended December 31,
                                                1998                     1997
                                        ------------------       ------------------
                                           (Unaudited)              (Unaudited)

Product sales                                   $  226,344               $1,063,026
Cost of sales                                      112,300                  766,037
                                        ------------------       ------------------
Gross profit                                       114,044                  296,989

Operating expenses:
   Research & development                          327,375                  327,621
   Sales and marketing                             186,989                  146,629
   General and administrative                      226,287                  213,074
                                        ------------------       ------------------
Total operating expenses                           740,651                  687,324
                                        ------------------       ------------------

Loss from operations                              (626,607)                (390,335)

Other (income) and expense, net                    (20,776)                 (59,271)
                                        ------------------       ------------------
Net loss                                        $ (605,831)              $ (331,064)
                                        ==================       ==================

Basic and diluted net loss per share                $(0.26)                  $(0.14)
                                        ==================       ==================

Weighted average shares outstanding              2,298,584                2,297,606
                                        ==================       ==================

See accompanying notes to unaudited financial statements

                         NOTIFY TECHNOLOGY CORPORATION
                            STATEMENTS OF CASH FLOWS

                                                                           Three-Month Period
                                                                           Ended December 31,
                                                                 1998                            1997
                                                             ------------------------------------------
                                                                              (Unaudited)
Cash Flows used in operating activities:
Net loss                                                     $ (605,831)                     $ (331,064)
Adjustments to reconcile net loss to cash used in
    Operating activities:
       Depreciation and amortization                             16,619                          11,885
    Changes in operating assets and activities:
       Accounts receivable                                       12,426                         127,959
       Inventories                                               (7,918)                        372,069
       Prepaid assets                                           (63,141)                       (211,891)
       Accounts payable                                         (43,409)                       (285,816)
       Accrued liabilities                                       33,011                        (139,933)
                                                             ------------------------------------------
Net cash used in operating activities                          (658,243)                       (456,791)
                                                             ------------------------------------------

Cash flows used in investing activities:
    Expenditures for property & equipment                       (2,036)                         (7,695)

Cash flows provided by (used in) financing activities:
    Proceeds from issuance of common stock                       ------                          ------
    Proceeds from issuance of convertible promissory notes       ------                          ------
    Advances under line of credit                                ------                         (12,500)
    Payments on repurchase of unvested stock                     ------                            (354)
    Proceeds from exercise of warrants                           ------                               5
    Payments on note payable to shareholder                      ------                        (200,000)
    Repayments of notes receivable from shareholders             ------                           4,175
                                                             ------------------------------------------
Net cash provided by (used in) financing activities              ------                        (208,674)
                                                             ------------------------------------------

Net decrease in cash and cash equivalents                      (660,279)                       (673,160)
Cash and cash equivalents at beginning of period              2,117,613                       5,030,331
                                                             ------------------------------------------
Cash and cash equivalents at end of period                   $1,457,334                      $4,357,171
                                                             ==========================================
Supplemental disclosure of cash flow information:
Cash paid for interest                                       $   ------                      $   11,708
                                                             ==========================================

See accompanying notes to unaudited financial statements

NOTIFY TECHNOLOGY CORPORATION

NOTES TO THE FINANCIAL STATEMENTS, (Unaudited)

     1.   BASIS OF PRESENTATION

     The accompanying unaudited financial statements of Notify Technology Corporation (the "Company"), have been prepared in accordance with generally accepted accounting principles for interim financial information and the instructions of Regulation S-B Item 310(b) and Article 10 of Regulation S-X.
The balance sheet as of December 31, 1998, and the statements of operations for the three-month periods ended December 31, 1998 and 1997 and the statements of cash flows for the three-month periods ended December 31, 1998 and 1997 are unaudited but include all adjustments (consisting only of normal recurring adjustments), which the Company considers necessary for a fair presentation of the financial position at such date and the operating results and cash flows for those periods. Although the Company believes that the disclosures in these financial statements are adequate to make the information presented not misleading, certain information normally included in financial statements and related footnotes prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission. The accompanying financial statements should be read in conjunction with the financial statements and notes thereto included in the Company's Annual Report on Form 10-KSB for the year ended September 30, 1998.

     Results for any interim period are not necessarily indicative of results for any other interim period or for the entire year.

     2.   NET LOSS PER SHARE

     Net loss per share is computed using the weighted-average number of shares of common stock outstanding during the periods presented. Potential common shares are excluded from the computation as their effect is antidilutive in accordance with the Financial Accounting Standards Board Statement No. 128, "Earnings per Share" (SFAS 128). SFAS 128 replaced the previously reported primary and fully diluted earnings per share with basic and diluted earnings per share. The weighted average number of common shares used in the net loss per share calculation was reduced by the common stock, and common stock equivalents placed in escrow in connection with the Company's initial public offering.

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

     4.   CASH EQUIVALENTS

     Cash equivalents consist mainly of money market funds and commercial paper which are highly liquid financial instruments that are readily convertible to cash. The Company has not incurred losses related to these instruments. As of December 31, 1998, the Company had no material investments in debt or equity securities.

NOTIFY TECHNOLOGY CORPORATION

     5.   INVENTORIES

     Inventories consist principally of raw materials and subassemblies, which are stated at lower of cost (first-in, first-out) or market.


                                                           December 31,
                                                               1998
                                                     -----------------------
          Raw Materials                                   $   570,000
          Work In Process                                     116,060
          Finished Goods                                      150,182
                                                     -----------------------
                                                          $   836,242
                                                     =======================
     6.    INCOME TAXES

     Due to the Company's loss position, there was no provision for income taxes for the three month periods ended December 31, 1998 and 1997.

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS:

     The following discussion should be read in conjunction with the unaudited financial statements and notes thereto included in Part I - Item 1 of this Quarterly Report and the audited financial statements and notes thereto and Management's Discussion and Analysis of Financial Condition and Results of Operations contained in the Company's Annual Report on Form 10-KSB for the year ended September 30, 1998.

RESULTS OF OPERATIONS

     Three-Month Periods Ended December 31, 1998 and 1997

     Revenue consists of gross revenue less product returns. In the three months ended December 31, 1998, 75% of the Company's revenue was derived from the sale of its Centrex Receptionist product and 25% was derived from the sale of MessageAlert product. Revenue for the three month period ended December 31, 1998 decreased to $226,344 from $1,063,026 for the three month period ended December 31, 1997. Revenue was down from the previous year due to a decrease in telephone company voice mail promotions utilizing the Company's MessageAlert product. Sales to telephone companies consisted of 78% and 72% of revenue for the three month periods ended December 31, 1998 and 1997, respectively. In addition, one customer accounted for 72% of sales in the three month period ended December 31, 1998 and two customers accounted for 67% and 24% of sales in the three month period ended December 31, 1997.

     A substantial portion of the Company's revenue in the three-month period ended December 31, 1998 was derived from a continuing, non-promotional telephone company program selling the Centrex Receptionist. In contrast, in the three-month period ended December 31, 1997, a substantial portion of the Company's revenue was derived from the sale of products in connection with telephone company promotional programs utilizing the Company's MessageAlert product. As the timing and size of promotional programs using the Company's MessageAlert product is uncertain, the Company anticipates it will continue to experience substantial variances in quarterly revenue.

     In addition, the Company believes that domestic telephone companies have in aggregate decreased their purchases of telephone adjunct devices aimed solely at Voice Mail customer acquisition. Based on requests for quotations issued by telephone companies, the Company believes that purchases of telephone adjunct devices to support Caller-ID programs continue to occur. A continuation of this trend would have a material adverse effect on the Company's Voice Mail-only product business, which would have an adverse effect on the Company's operating results and financial condition.

NOTIFY TECHNOLOGY CORPORATION

     Cost of sales consists primarily of the cost to manufacture the Company's products. Cost of sales decreased to $112,300 in the three month period ended December 31, 1998 from $776,037 for the three month period ended December 31, 1997. These decreases were the result of decreased sales of the MessageAlert line of the Company's products. The gross margin performance of the Company increased to 50.4% in the three month period ended December 31, 1998 compared to 27.9% in the three month period ended December 31, 1997. This improvement was the result of the higher sales price received by the Company for lower volume orders of its MessageAlert products and the higher gross margin associated with its new Centrex Receptionist product line.

     Research and development expense consists primarily of personnel costs, contract engineering expense, development tooling, and supply expenses.
Research and development expense remained level at $327,375 for the three month period ended December 31, 1998 versus $327,621 for the three month period ended December 31, 1997. A program to develop and expand the Company's product offerings was implemented in October 1997 and continued through 1998. As a result of this research and development, the Company was able to release a new line of Caller-ID products at the Consumer Electronics Show in January 1999.

     Sales and marketing expense consists primarily of personnel, travel costs and sales commissions related to the Company's sales and marketing efforts. Sales and marketing costs increased to $186,989 for the three month period ended December 31, 1998 compared to $146,629 for the three month period ended December 31, 1997 due to an increase in the size of the customer service department to support the Centrex Receptionist product line. The Centrex Receptionist product is remotely programmed by Notify customer service and requires ongoing support.

     General and administrative expense consists of general management and finance personnel costs, occupancy expense, accounting expense and legal expense. General and administrative expenses increased to $226,287 for the three month period ended December 31, 1998 from $213,074 for the three month period ended December 31, 1997. The increases were primarily the result of costs related to the filing of a registration statement with the Securities and Exchange Commission.


LIQUIDITY AND CAPITAL RESOURCES

     Cash used in operating activities increased to $658,243 for the three month period ending December 31, 1998 from $456,791 for the three month period ending December 31, 1997. Cash used in operating activities for the three month period ending December 31, 1997 was primarily related to operations with inventories purchases offset largely by shipments. The cash used in operating activities for the three month period ended December 31, 1997 was offset by higher sales than in the three month period ending December 31, 1998.

     The Company expects to incur continuing research and development and product launch expenses. The Company anticipates that the existing cash and cash equivalents supplemented by revenue generated from the sale of the new and existing products will enable it to maintain its current operations through at least September 1999. There can be no assurance that the Company will be able to generate sufficient funds from the sale of products to completely supplement existing cash or cash equivalents. If the Company cannot generate sufficient revenue from the sale of new and existing products, significant reductions in spending may be necessary.

     The Company's cash requirements may vary materially from those planned because of the results of favorable new product acceptance or the development of additional products or changes in the scale, timing or cost of Company's manufacturing resources. The Company may need to raise additional funds in the form of equity or debt financing to fund its future operations. The Company may also enter into collaborative arrangements with corporate partners that could provide the Company with additional funding in the form of equity, debt financing or license fees in exchange for the Company's rights with respect to certain markets or technology. There can be no assurance that the Company will be able to raise any additional funds or enter into any such collaborative arrangements on terms favorable to the Company, or at all. If the Company is unable to obtain the necessary capital, significant reductions in spending or the delay or cancellation of planned activities or more substantial restructuring options may be necessary.

NOTIFY TECHNOLOGY CORPORATION


IMPACT OF THE YEAR 2000 ISSUE

     The Year 2000 Issue is the result of computer programs being written using two digits rather than four to define the applicable year. Computer programs that have date sensitive software may recognize a date using "00" as the year 1900 rather than the year 2000.

     The Company has developed a three-phase program to limit or eliminate Y2K exposures. Phase I is to identify those systems, applications and third-party relationships that have exposure to Y2K disruptions in operations. Phase II is the development and implementation of action plans to achieve Y2K compliance in all areas prior to the end of 1999. Also included in Phase II is the development of contingency plans which would be implemented should Y2K compliance not be achieved in order to minimize disruptions in operations. Phase III is the final testing or equivalent certification of testing of each major area of exposure to ensure compliance. The Company intends to complete all phases before the end of 1999.

     The Company has identified three major areas determined to be critical for successful Y2K compliance: Area 1, which included financial, research and development and administrative informational systems applications reliant on system software; Area 2, which includes research, development and quality applications reliant on computer programs embedded in microprocessors; and Area 3, which includes third-party relationships which may be affected by Area 1 or Area 2 exposures, which exist in other companies.

     With respect to Area 1 the Company is conducting an internal review and contacting all software suppliers to determine major areas of Y2K exposure. In research, development and quality applications (Area 2), the Company is working with equipment manufacturers to identify exposures. With respect to Area 3, the Company plans to evaluate its reliance on third parties in order to determine whether their Y2K compliance will adequately assure uninterrupted operations.

     The Company has not yet completed Phase I of the Y2K program with respect to all three of the major areas. The Company believes that it relies on systems, applications and third-party relationships which, if not Y2K compliant prior to the end of 1999, could have material adverse impact on business, financial condition and results of operations. Because we have not completed Phase II contingency planning, we cannot describe what action the Company would take in any of the areas should Y2K compliance not be achievable in time.

     As of December 31, 1998, the Company has not identified any costs related to replacement or remediation and testing of our Area 1 computer information systems. Not having completed Phase I and Phase II evaluations, at this time the Company has no basis for estimating the potential cost of our Y2K compliance programs. The funds for these costs will be part of the Company's cash flow from operations and capital expenditures.

     The cost of the Year 2000 project is not expected to have a material effect on the Company's financial condition or results of operations unless the ability of vendors to supply product for the Company is interrupted. Any interruption of product supply in conjunction with obligations to deliver product for customer promotional programs could have a detrimental affect on the results of operations. The cost to the Company would be directly related to the size and timing of any such interrupted program. The Company will be making special efforts to avoid such an occurrence but there cannot be any assurance that the Company will obtain the cooperation of vendors and customers to prevent such an event.

     Based on the currently available information, management does not believe that the Year 2000 will pose significant operational problems; however, it is uncertain to what extent the Company may be affected by such matters. In addition, there can be no assurance that the failure to ensure year 2000 capability by a supplier or another third party would not have a material effect on the Company.

NOTIFY TECHNOLOGY CORPORATION

FORWARD LOOKING STATEMENTS

     Statements in this report regarding product development efforts, capital resources, and future business activities are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and
Section 21E of the Securities Exchange Act of 1934, as amended, and are subject to the safe harbors created thereby. Actual results could differ materially from these forward-looking statements as a result of the following factors: business conditions and growth in the telecommunications industry and general economics, both domestic and international; lower than expected customer orders and timing of actual orders; the timing and extent to which telephone companies adopt, initiate and promote programs involving the Company's products; competition from other suppliers of telephony adjunct devices; changes in product mix or distribution channels; technological difficulties and resource constraints encountered in developing new products; and additional factors discussed from time to time in the Company's public reports filed with the Securities and Exchange Commission.


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

     In the three month period ended December 31, 1998, the Company used the remaining net proceeds from the offering.

     In the three month period ended December 31, 1998 the Company used an aggregate of $418,000 of the net proceeds of the IPO of which $27,000 was for working capital and for general corporate purposes including royalties, administrative expense and salaries; $8,000 was for additional inventory; $196,000 was for product development; and $187,000 was for sales and marketing. This use of IPO proceeds does not reflect a material change in the use of proceeds described in the prospectus filed as a part of the Registration Statement filed in connection with the IPO.

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K

          (a)  Exhibits

               27.1     .............................Financial Data Schedule

          (b)  Reports on Form 8-K

               No reports on Form 8-K were required to be filed during the quarter ended December 31, 1998, for which this report is filed.

                                  SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                    NOTIFY TECHNOLOGY CORPORATION

     Dated:  February 12, 1999

                                    /s/ Gerald W. Rice
                                    Chief Financial Officer
                                    (Principal Financial and Accounting Officer)