Form 10QSB
period 1999-03-31
NOTIFY TECHNOLOGY CORP
filed 1999-05-13
CIK 1031980

                    U. S. Securities and Exchange Commission

                             Washington, D.C. 20549

                                   FORM 10-QSB
                                   (MARK ONE)

[ X ] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the quarterly period ended March 31, 1999

                                       or

[   ] Transition Report Pursuant to Section 13 of 15(d) of the Securities
Exchange Act of 1934 For the Transition Period From ____________ to ____________

                        Commission File number 000-23025

  ============================================================================

                          NOTIFY TECHNOLOGY CORPORATION
         ---------------------------------------------------------------
        (Exact name of small business issuer as specified in its charter)

               CALIFORNIA                             77-0382248
     (State or other jurisdiction of      (IRS Employer Identification No.)
      incorporation or organization)


                          1054 South De Anza Blvd. #105
                               San Jose, CA 95129
                     --------------------------------------
                    (Address of principal executive offices)


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

                       Yes      X                No


  As of March 31, 1999 there were 4,399,326 shares of Common Stock outstanding.



                  Transitional Small Business Disclosure Format

                       Yes                       No     X

         INDEX
PART I.  FINANCIAL INFORMATION (unaudited)

         Item 1.    Financial Statements: (unaudited)

                    Balance Sheet as of March 31, 1999.......................................3

                    Statements of Operations for the three-month periods ended
                    March 31, 1999 and 1998..................................................4

                    Statements of Cash Flows for the three-month periods ended
                    March 31, 1999 and 1998..................................................5

                    Notes to the Financial Statements........................................6

         Item 2.    Management's Discussion and Analysis of Financial Condition
                    and Results of Operations................................................7

PART II. OTHER INFORMATION

         Item 2.    Changes in Securities and Use of Proceeds...............................11

         Item 4.    Submission of matters to a vote of security holders.....................11

         Item 6.    Exhibits and Reports on Form 8-K........................................11


SIGNATURES          ........................................................................12


PART I.  FINANCIAL INFORMATION (unaudited)

         Item 1.    Financial Statements

                          NOTIFY TECHNOLOGY CORPORATION
                                  BALANCE SHEET

                                                       March 31,
                                                         1999
                                                     ------------
                                                      (unaudited)
ASSETS
Current assets:
              Cash and cash equivalents              $  3,801,069
              Accounts receivable                         146,612
              Inventories                               1,084,868
              Prepaid assets                               56,160
                                                     ------------
Total current assets                                    5,088,709

Property and equipment, net                               125,125
Other assets                                              113,777
                                                     ------------
          Total assets                               $  5,327,611
                                                     ------------
                                                     ------------
LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
              Accounts payable                            164,963
              Accrued liabilities                         441,456
                                                     ------------
Total current liabilities                                 606,419

Shareholders' equity:
              Common stock                                  4,399
              Additional paid-in capital               12,000,297
              Retained earnings                        (7,283,504)
                                                     ------------
Total shareholders' equity                              4,721,192
                                                     ------------
        Total liabilities and shareholders' equity   $  5,327,611
                                                     ------------
                                                     ------------

See accompanying notes to unaudited financial statements

                          NOTIFY TECHNOLOGY CORPORATION
                            STATEMENTS OF OPERATIONS

                                              THREE-MONTH PERIODS            SIX-MONTH PERIODS
                                                ENDED MARCH 31,                ENDED MARCH 31,
                                              1999           1998           1999           1998
                                          -----------    -----------    -----------    -----------
                                                  (Unaudited)                   (Unaudited)
Product sales                             $   280,510    $   209,444    $   506,854    $ 1,272,470
Cost of sales                                 168,906        148,915        281,206        914,952
                                          -----------    -----------    -----------    -----------
Gross profit                                  111,604         60,529        225,648        357,518

Operating expenses:
             Research & development           294,011        403,552        621,385        731,173
             Sales and marketing              170,305        121,099        357,294        267,728
             General and administrative       258,339        227,662        484,627        440,736
                                          -----------    -----------    -----------    -----------
Total operating expenses                      722,655        752,313      1,463,306      1,439,637
                                          -----------    -----------    -----------    -----------

Loss from operations                         (611,051)      (691,784)    (1,237,658)    (1,082,119)

Other (income) and expense, net               (17,132)       (50,221)       (37,908)      (109,492)

                                          -----------    -----------    -----------    -----------
Net loss                                  $  (593,919)   $  (641,563)   $(1,199,750)   $  (972,627)
                                          -----------    -----------    -----------    -----------
                                          -----------    -----------    -----------    -----------

Basic and diluted net loss per share      $     (0.23)   $     (0.28)   $     (0.49)   $     (0.42)
                                          -----------    -----------    -----------    -----------
                                          -----------    -----------    -----------    -----------

Weighted average shares outstanding         2,586,004      2,297,606      2,440,715      2,297,023
                                          -----------    -----------    -----------    -----------
                                          -----------    -----------    -----------    -----------

See accompanying notes to unaudited financial statements

                          NOTIFY TECHNOLOGY CORPORATION
                            STATEMENTS OF CASH FLOWS

                                                                  SIX-MONTH PERIOD
                                                                   ENDED MARCH 31,
                                                                1999           1998
                                                            -----------    -----------
                                                                    (Unaudited)
CASH FLOWS USED IN OPERATING ACTIVITIES:
Net loss                                                    $(1,199,750)   $  (972,627)
Adjustments to reconcile net loss to cash used in
         Operating activities:
                Depreciation and amortization                    32,050         24,695
         Changes in operating assets and activities:
                Accounts receivable                             (57,744)       350,654
                Inventories                                    (256,544)       199,008
                Prepaid assets                                   78,263       (200,104)
                Accounts payable                                (69,217)      (440,174)
                Accrued liabilities                             121,081          2,937
                                                            -----------    -----------
Net cash used in operating activities                        (1,351,861)    (1,035,611)
                                                            -----------    -----------

CASH FLOWS USED IN INVESTING ACTIVITIES:
         Expenditures for property & equipment                  (31,817)       (24,175)

CASH FLOWS PROVIDED BY (USED IN) FINANCING ACTIVITIES:
         Proceeds from issuance of common stock               3,060,000           --
         Repayments under line of credit                           --          (25,000)
         Payments on repurchase of unvested stock                  --             (354)
         Proceeds from exercise of options                        1,981           --
         Proceeds from exercise of warrants                       1,403              5
         Payments on note payable to shareholder                   --         (200,000)
         Repayments of notes receivable from shareholders         3,750          4,175
                                                            -----------    -----------
Net cash provided by (used in) financing activities           3,067,134       (221,174)
                                                            -----------    -----------

Net decrease in cash and cash equivalents                     1,683,456     (1,280,960)
Cash and cash equivalents at beginning of period              2,117,613      5,030,331
                                                            -----------    -----------
Cash and cash equivalents at end of period                  $ 3,801,069    $ 3,749,371
                                                            -----------    -----------
                                                            -----------    -----------

See accompanying notes to unaudited financial statements

NOTIFY TECHNOLOGY CORPORATION

NOTES TO THE FINANCIAL STATEMENTS, (UNAUDITED)

     1. BASIS OF PRESENTATION

     The accompanying unaudited financial statements of Notify Technology Corporation (referred to as "we", "us" and "our" unless the context otherwise requires), have been prepared in accordance with generally accepted accounting principles for interim financial information and the instructions of Regulation S-B Item 310(b) and Article 10 of Regulation S-X. The balance sheet as of March 31, 1999, and the statements of operations for the three-month periods ended March 31, 1999 and 1998 and the statements of cash flows for the six-month periods ended March 31, 1999 and 1998 are unaudited but include all adjustments (consisting only of normal recurring adjustments), which we consider necessary for a fair presentation of the financial position at such date and the operating results and cash flows for those periods. Although we believe that the disclosures in these financial statements are adequate to make the information presented not misleading, certain information normally included in financial statements and related footnotes prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission. The accompanying financial statements should be read in conjunction with the financial statements and notes thereto included in our Annual Report on Form 10-KSB for the year ended September 30, 1998.

     Results for any interim period are not necessarily indicative of results for any other interim period or for the entire year.

     2. NET LOSS PER SHARE

     Net loss per share is computed using the weighted-average number of shares of common stock outstanding during the periods presented. Potential common shares are excluded from the computation as their effect is antidilutive in accordance with the Financial Accounting Standards Board Statement No. 128, "Earnings per Share" (SFAS 128). SFAS 128 replaced the previously reported primary and fully diluted earnings per share with basic and diluted earnings per share. The weighted average number of common shares used in the net loss per share calculation was reduced by the common stock, and common stock equivalents placed in escrow in connection with the our initial public offering.

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

     4. CASH EQUIVALENTS

     Cash equivalents consist mainly of money market funds and commercial paper that are highly liquid financial instruments that are readily convertible to cash. We have not incurred losses related to these instruments. As of March 31, 1999, we had no material investments in debt or equity securities.

NOTIFY TECHNOLOGY CORPORATION

     5. INVENTORIES

     Inventories consist principally of raw materials and subassemblies, which are stated at lower of cost (first-in, first-out) or market.

                                                                  March 31,
                                                                    1999
                                                              ---------------
      Raw Materials                                               $ 490,514
      Work In Process                                               455,847
      Finished Goods                                                138,507
                                                              ---------------
                                                                $ 1,084,868
                                                              ---------------
                                                              ---------------

     6. INCOME TAXES

     Due to the our loss position, there was no provision for income taxes for the three month and six month periods ended March 31, 1999 and 1998.

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS:

     The following discussion should be read in conjunction with the unaudited financial statements and notes thereto included in Part I - Item 1 of this Quarterly Report and the audited financial statements and notes thereto and Management's Discussion and Analysis of Financial Condition and Results of Operations contained in the our Annual Report on Form 10-KSB for the year ended September 30, 1998.

RESULTS OF OPERATIONS

     THREE-MONTH PERIODS ENDED MARCH 31, 1999 AND 1998

     Revenue consists of gross revenue less product returns. Sales of the Centrex Receptionist represented 58% of our revenue in the three month period ended March 31, 1999 compared to 14% in the three month period ended March 31, 1998. Sales of MessageAlert product represented the 42% of our revenue in the three month period ended March 31, 1999 compared to 86% in the three month period ended March 31, 1998. Revenue for the three month period ended March 31, 1999 increased to $280,510 from $209,444 for the three month period ended March 31, 1998. Revenue was up from the previous year due to growth in Centrex Receptionist sales. Sales to telephone companies consisted of 87% and 52% of revenue for the three-month periods ended March 31, 1999 and 1998, respectively. In addition, two customers accounted for 56% and 20% of sales in the three month period ended March 31, 1999 and four customers accounted for 35%, 17%, 17% and 13% of sales in the three month period ended March 31, 1998.

     A substantial portion of our revenue in the three-month period ended March 31, 1999 was derived from continuing, non-promotional telephone company programs selling the Centrex Receptionist. In contrast, in the three-month period ended March 31, 1998, a substantial portion of our revenue was derived from the sale of products in connection with telephone company promotional programs utilizing our MessageAlert product. As the timing and size of promotional programs using our MessageAlert products or our new Call Manager caller-ID products is uncertain, we anticipate we will continue to experience substantial variances in quarterly revenue.

     In addition, we believe that domestic telephone companies have in aggregate decreased their purchases of telephone adjunct devices aimed solely at Voice Mail customer acquisition. In contrast, based upon requests for quotations from telephone companies, we believe this trend is not affecting the purchase of telephone adjuncts devices to support caller-ID programs. A continuation of this trend would have a material adverse effect on our Voice Mail-only product business, which would have an adverse effect on our operating results and financial condition.

NOTIFY TECHNOLOGY CORPORATION

     Cost of sales consists primarily of the cost to manufacture our products. Cost of sales increased to $168,906 in the three month period ended March 31, 1999 from $148,915 for the three month period ended March 31, 1998. This increase was the result of increased sales of the Centrex Receptionist product line. Our gross margin performance increased to 39.8% in the three month period ended March 31, 1999 compared to 28.9% in the three month period ended March 31, 1998. This improvement was the result of higher gross margins associated with our Centrex Receptionist product line versus lower margins associated with volume sales of the MessageAlert product line.

     Research and development expense consists primarily of personnel costs, contract engineering expense, development tooling, and supply expenses. Research and development expense decreased to $294,011 for the three month period ended March 31, 1999 from $403,552 for the three month period ended March 31, 1998. The design cycle of the Call Manager product line generated heavier outside design, R&D materials and tooling expense in the three month period ended March 31, 1998 versus the deployment expenses that occurred in the three month period ended March 31, 1999.

     Sales and marketing expense consists primarily of personnel, travel costs and sales commissions related to our sales and marketing efforts. Sales and marketing costs increased to $170,305 for the three month period ended March 31, 1999 from $121,099 for the three month period ended March 31, 1998 due to an increase in the size of the customer service department to support the Centrex Receptionist product line and our participation in the Consumer Electronics Show
(CES) in January 1999. Unlike the MessageAlert product line, the Centrex Receptionist product is remotely programmed by Notify customer service and requires ongoing support.

     General and administrative expense consists of general management and finance personnel costs, occupancy expense, accounting expense and legal expense. General and administrative expenses increased to $258,339 for the three month period ended March 31, 1999 from $227,662 for the three month period ended March 31, 1998. The change was the result of increased legal and public accounting expenses and an increase in executive compensation.

     SIX-MONTH PERIODS ENDED MARCH 31, 1999 AND 1998

     Sales of the Centrex Receptionist represented 65% of our revenue in the six month period ended March 31, 1999 compared to 4% in the six month period ended March 31, 1998. Sales of MessageAlert product represented the 35% of our revenue in the six month period ended March 31, 1999 compared to 96% in the six month period ended March 31, 1998. Revenue for the six month period ended March 31, 1999 decreased to $506,854 from $1,272,470 for the six month period ended March 31, 1998. Revenue was down from the previous year due to the lack of telephone company voice mail promotions utilizing the our MessageAlert product similar to one that generated $787,189 of the $1,272,470 in revenue that occurred in the six month period ended March 31, 1998. Sales to telephone companies consisted of 87% and 65% of revenue for the six month periods ended March 31, 1999 and 1998, respectively. In addition, two customers accounted for 69% and 9% of sales in the six month period ended March 31, 1999 and two customers accounted for 62% and 22% of sales in the six month period ended March 31, 1998.

     Cost of sales decreased to $281,206 in the six month period ended March 31, 1999 from $914,952 for the six month period ended March 31, 1998. This decrease was the result of decreased sales of the MessageAlert product line. Our gross margin performance increased to 44.5% in the six month period ended March 31, 1999 compared to 28.1% in the six month period ended March 31, 1998. This improvement was the result of higher gross margins associated with our Centrex Receptionist product line versus the lower margin associated with high volume sales of the MessageAlert product line.

     Research and development expense decreased to $621,385 for the six month period ended March 31, 1999 versus $731,173 for the six month period ended March 31, 1998. The design cycle of the Call Manager product line generated heavier outside design, R&D materials and tooling expense in the six month period ended March 31, 1998 versus the deployment expenses that occurred in the six month period ended March 31, 1999.

NOTIFY TECHNOLOGY CORPORATION

     Sales and marketing costs increased to $357,294 for the six month period ended March 31, 1999 compared to $267,728 for the six month period ended March 31, 1998 due to an increase in the size of the customer service department to support the Centrex Receptionist product line. Part of the increase was also due to travel expense and participation in the Consumer Electronics Show (CES) in January 1999.

     General and administrative expense consists of general management and finance personnel costs, occupancy expense, accounting expense and legal expense. General and administrative expenses increased to $484,627 for the six month period ended March 31, 1999 from $440,736 for the six month period ended March 31, 1998. The change was the result of increased printing and telephone expense offset somewhat by reduced legal and accounting expense.

LIQUIDITY AND CAPITAL RESOURCES

     Cash used in operating activities increased to $723,398 for the three month period ending March 31, 1999 from $578,820 for the three month period ending March 31, 1998. Cash used in operating activities for the three month period ending March 31, 1999 was primarily related to operations and inventories purchases offset somewhat by an advance payment from a customer. The cash used in operating activities for the three month period ended March 31, 1998 was primarily related to operations, inventory purchases and pay-down of accounts payable offset largely by collections of receivables generated in the three month period ended December 31, 1997.

     Cash used in operating activities increased to $1,383,677 for the six month period ending March 31, 1999 from $1,059,786 for the six month period ending March 31, 1998. Cash used in operating activities for the six month period ending March 31, 1999 was primarily related to operations and inventories purchases offset somewhat by an advance payment from a customer. The cash used in operating activities for the six month period ended March 31, 1998 was primarily related to operations and pay-down of accounts payable offset largely by collections of receivables generated in the four month period ended January 31, 1998.

     We believe research and development spending will continue at or above the current level as improvement and further development of existing and new products continues. We also anticipate that the existing cash and cash equivalents will enable us to maintain our current operations through at least September 1999.

     In March 1999, we sold to David Brewer 850,000 shares of common stock and warrants to purchase 1,344,444 shares of common stock for an aggregate consideration of $3,060,000. The warrants consisted of four warrants to purchase 155,800 shares of common stock at $3.60 per share and one warrant to purchase 721,244 shares of common stock at $3.60 per share. Each of the four warrants expires upon the earlier of September 3, 2000 or 30 days after we meet certain product sales or revenue milestones. If we achieve these milestones, we anticipate that Mr. Brewer will choose to exercise the warrants and we will receive as much as $2.2 million in additional funding. However, there can be no assurances that we will meet such milestones or that Mr. Brewer will, in fact, exercise the warrants.

     In connection with the sale of the common shares and warrants to Mr. Brewer, we agreed to issue additional warrants to Mr. Brewer if we sell shares of common stock in a capital raising transaction at a price below $3.60 per share prior to the earlier of (i) March 3, 2002 or (ii) our calling our outstanding Class A warrants.

NOTIFY TECHNOLOGY CORPORATION

IMPACT OF THE YEAR 2000 ISSUE

     The Year 2000 Issue is the result of computer programs being written using two digits rather than four to define the applicable year. Computer programs that have date sensitive software may recognize a date using "00" as the year 1900 rather than the year 2000.

     We have developed a three-phase program to limit or eliminate Y2K exposures. Phase I is to identify those systems, applications and third-party relationships that have exposure to Y2K disruptions in operations. Phase II is the development and implementation of action plans to achieve Y2K compliance in all areas prior to the end of 1999. Also included in Phase II is the development of contingency plans which would be implemented should Y2K compliance not be achieved in order to minimize disruptions in operations. Phase III is the final testing or equivalent certification of testing of each major area of exposure to ensure compliance. We intend to complete all phases before the end of 1999.

     We have identified three major areas determined to be critical for successful Y2K compliance: Area 1, which included financial, research and development and administrative informational systems applications reliant on system software; Area 2, which includes research, development and quality applications reliant on computer programs embedded in microprocessors; and Area 3, which includes third-party relationships which may be affected by Area 1 or Area 2 exposures, which exist in other companies.

     With respect to Area 1 we are conducting an internal review and contacting all software suppliers to determine major areas of Y2K exposure. In research, development and quality applications (Area 2), we are working with equipment manufacturers to identify exposures. With respect to Area 3, we plan to evaluate our reliance on third parties in order to determine whether their Y2K compliance will adequately assure uninterrupted operations.

     We have not yet completed Phase I of the Y2K program with respect to all three of the major areas. We believe that we rely on systems, applications and third-party relationships that, if not Y2K compliant prior to the end of 1999, could have material adverse impact on business, financial condition and results of operations. Because we have not completed Phase II contingency planning, we cannot describe what action we would take in any of the areas should Y2K compliance not be achievable in time.

     As of March 31, 1999, we have not identified any costs related to replacement or remediation and testing of our Area 1 computer information systems. Not having completed Phase I and Phase II evaluations, at this time we have no basis for estimating the potential cost of our Y2K compliance programs. The funds for these costs will be part of our cash flow from operations and capital expenditures.

     The cost of the Year 2000 project is not expected to have a material effect on our financial condition or results of operations unless the ability of vendors to supply product for us is interrupted. Any interruption of product supply in conjunction with obligations to deliver product for customer promotional programs could have a detrimental affect on the results of operations. The cost to us would be directly related to the size and timing of any such interrupted program. We will be making special efforts to avoid such an occurrence but there cannot be any assurance that we will obtain the cooperation of vendors and customers to prevent such an event.

     Based on the currently available information, we do not believe that the Year 2000 will pose significant operational problems; however, it is uncertain to what extent we may be affected by such matters. In addition, there can be no assurance that the failure to ensure year 2000 capability by a supplier or another third party would not have a material effect on us.

NOTIFY TECHNOLOGY CORPORATION

FORWARD LOOKING STATEMENTS

     Statements in this report regarding product development efforts, capital resources, and future business activities are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and
Section 21E of the Securities Exchange Act of 1934, as amended, and are subject to the safe harbors created thereby. Actual results could differ materially from these forward-looking statements as a result of the following factors: business conditions and growth in the telecommunications industry and general economics, both domestic and international; lower than expected customer orders and timing of actual orders; the timing and extent to which telephone companies adopt, initiate and promote programs involving the our products; competition from other suppliers of telephony adjunct devices; changes in product mix or distribution channels; technological difficulties and resource constraints encountered in developing new products; and additional factors discussed from time to time in our public reports filed with the Securities and Exchange Commission.



PART II.  OTHER INFORMATION

ITEM 2.   CHANGES IN SECURITIES AND USE OF PROCEEDS

(d)     SALE OF UNREGISTERED SECURITIES

     In March 1999, we sold to David Brewer 850,000 shares of common stock and warrants to purchase 1,344,444 shares of common stock for an aggregate consideration of $3,060,000. Mr. Brewer is an accredited investor and no public solicitation occurred in connection with the offer and sale of securities. The offer and sale of the securities were exempt from the registration requirements of the Securities Act of 1933 pursuant to Rule 506 thereunder.

ITEM 4.   SUBMISSION OF MATERIALS TO A VOTE OF SECURITY HOLDERS

     We held our Annual Meeting of shareholders on February 25, 1999. Out of 3,542,009 shares of Common Stock entitled to vote at such meeting, there were present in person or by proxy 1,990,469 shares. At the Annual Meeting, the shareholders of Notify Technology Corporation approved the following matters:

(a) The elections of Paul F. DePond, Michael Ballard, Gaylan I. Larson, Michael Smith and Andrew Plevin as directors of Notify Technology Corporation for the ensuing year and until their successors are elected. The vote for the nominated directors was as follows:

          Paul F. DePond, 1,979,508 votes cast for and 10,961 votes against; Michael Ballard, 1, 979,508 votes cast for and 10,961 votes against; Gaylan I. Larson, 1, 979,508 votes cast for and 10,961 votes against; Michael Smith, 1, 979,508 votes cast for and 10,961 votes against; Andrew Plevin, 1,979,508 votes cast for and 10,961 votes against.

(b) The ratification of the appointment of Ernst & Young LLP as independent public accountants of the Company for the fiscal year ending September 30, 1999. 1,990,309 votes were cast for and 160 votes were cast against.



ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K

(a)       Exhibits

          10.1 Securities purchase Agreement dated as of March 24, 1999 between Registrant and David Brewer (incorporated by reference to Exhibit
          10.11 of post-effective amendment No. 3 to Registrants Registration Statement on form SB-2 (SEC file No. 333-23369)

          27.1 Financial Data Schedule

(b)       Reports on Form 8-K
          No reports on Form 8-K were required to be filed during the quarter ended March 31, 1999, for which this report is filed.


                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                   NOTIFY TECHNOLOGY CORPORATION

     Dated:  May 11, 1999

                                   /s/ Gerald W. Rice
                                   Chief Financial Officer
                                   (Principal Financial and Accounting Officer)