Form 10QSB
period 1999-06-30
NOTIFY TECHNOLOGY CORP
filed 1999-08-12
CIK 1031980

                   U. S. Securities and Exchange Commission
                            Washington, D.C. 20549

                                  FORM 10-QSB

                                  (Mark One)

[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the quarterly period ended June 30, 1999

                                      or

[_] Transition Report Pursuant to Section 13 of 15(d) of the Securities Exchange Act of 1934 For the Transition Period From ____________ to ______________

                       Commission File number 000-23025
 ============================================================================

                         NOTIFY TECHNOLOGY CORPORATION
                     ____________________________________


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

                          Yes       X              No


 As of June 30, 1999 there were 4,404,160 shares of Common Stock outstanding.

                 Transitional Small Business Disclosure Format

                          Yes                      No      X

     INDEX
     -----
PART I.  FINANCIAL INFORMATION (unaudited)

         Item 1.      Financial Statements: (unaudited)

                      Balance Sheet as of June 30, 1999.....................................     3

                      Statements of Operations for the three-month periods ended
                      June 30, 1999 and 1998................................................     4

                      Statements of Cash Flows for the three-month periods ended
                      June 30, 1999 and 1998................................................     5

                      Notes to the Financial Statements.....................................     6

         Item 2.      Management's Discussion and Analysis of Financial Condition
                      and Results of Operations.............................................     7

PART II.  OTHER INFORMATION

         Item 6       Exhibits and Reports on Form 8-K......................................    11

SIGNATURES            ......................................................................    11

PART I.  FINANCIAL INFORMATION (unaudited)

         Item 1.    Financial Statements

                         NOTIFY TECHNOLOGY CORPORATION
                                 BALANCE SHEET


                                                       June 30,
                                                         1999
                                                    -------------
 Assets                                              (unaudited)
 Current assets:
    Cash and cash equivalents                        $  2,757,949
    Accounts receivable                                   305,329
    Inventories                                         1,077,202
    Prepaid assets                                         41,122
                                                    -------------
 Total current assets                                   4,181,602

 Property and equipment, net                              166,186
 Other assets                                              92,943
                                                    -------------
  Total assets                                       $  4,440,731
                                                    =============


 Liabilities and shareholders' equity
 Current liabilities:
    Accounts payable                                      141,738
    Accrued liabilities                                   429,477
                                                     ------------
 Total current liabilities                                571,215

 Shareholders' equity:
    Common stock                                            4,404
    Additional paid-in capital                         11,989,102
    Retained earnings                                  (8,123,990)
                                                     ------------

 Total shareholders' equity                             3,869,516
                                                     ------------
  Total  liabilities and shareholders' equity        $  4,440,731
                                                     ============

See accompanying notes to unaudited financial statements

                         NOTIFY TECHNOLOGY CORPORATION
                           STATEMENTS OF OPERATIONS

                                                      Three-Month Periods                             Nine-Month Periods
                                                         Ended June 30,                                  Ended June 30,
                                                  1999                   1998                  1999                    1998
                                        --------------------    -------------------   ------------------     --------------------
                                                       (Unaudited)                                    (Unaudited)
Product sales                                   $  482,004             $  213,131           $  988,858             $  1,485,601
Cost of sales                                      501,814                272,719              783,020                1,187,671
                                        --------------------    -------------------   ------------------     --------------------
Gross profit                                       (19,810)               (59,588)             205,838                  297,930

Operating expenses:
    Research & development                         372,476                388,746              993,861                1,119,919
    Sales and marketing                            188,177                162,995              545,471                  430,723
    General and administrative                     294,051                235,097              778,678                  675,834
                                        --------------------    -------------------   ------------------     --------------------

Total operating expenses                           854,704                786,838            2,318,010                2,226,476
                                        --------------------    -------------------   ------------------     --------------------


Loss from operations                              (874,514)              (846,426)          (2,112,172)              (1,928,546)

Other (income) and expense, net                    (34,028)               (37,143)             (71,934)                (146,636)
                                        --------------------    -------------------   ------------------     --------------------
Net loss                                       $  (840,486)           $  (809,283)       $  (2,040,238)           $  (1,781,910)
                                        ====================    ===================   ==================     ====================

Basic and diluted net loss per share              $  (0.21)              $  (0.35)            $  (0.68)                $  (0.78)
                                        ====================    ===================   ==================     ====================

Weighted average shares outstanding              4,016,513              2,296,439            2,987,797                2,296,828
                                        ====================    ===================   ==================     ====================

   See accompanying notes to unaudited financial statements

                         NOTIFY TECHNOLOGY CORPORATION
                           STATEMENTS OF CASH FLOWS

                                                                                 Nine-Month Period
                                                                                   Ended June 30,
                                                                                1999            1998
                                                                       ---------------------------------
                                                                                    (Unaudited)
Cash Flows used in operating activities:

Net loss                                                               $   (2,040,238) $   (1,781,910)
Adjustments to reconcile net loss to cash used in
    Operating activities:
       Depreciation and amortization                                           47,970          38,682

    Changes in operating assets and activities:

       Accounts receivable                                                  (216,461)         339,827
       Inventories                                                          (248,879)          98,768
       Prepaid assets                                                         114,134       (194,050)
       Accounts payable                                                      (92,442)       (478,197)
       Accrued liabilities                                                    109,105          16,044
                                                                       ------------------------------
Net cash used in operating activities                                      (2,326,811)     (1,960,836)
                                                                       ------------------------------

Cash flows used in investing activities:
    Expenditures for property & equipment                                     (88,798)        (41,095)

Cash flows provided by (used in) financing activities:
    Proceeds from issuance of common stock                                  3,044,200          ------
    Repayments under line of credit                                             -----         (36,665)
    Payments on repurchase of unvested stock                                    -----            (354)
    Proceeds from exercise of options                                           5,823          ------
    Proceeds from exercise of warrants                                          1,551               5
    Payments on note payable to shareholder                                     -----        (200,000)
    Repayments of notes receivable from shareholders                            4,371           4,175
                                                                       ------------------------------
Net cash provided by (used in) financing activities                         3,055,945        (232,839)
                                                                       ------------------------------

Net decrease in cash and cash equivalents                                     640,336      (2,234,770)
Cash and cash equivalents at beginning of period                            2,117,613       5,030,331
                                                                       ------------------------------
Cash and cash equivalents at end of period                             $    2,757,949    $  2,795,561
                                                                       ==============================

   See accompanying notes to unaudited financial statements

NOTIFY TECHNOLOGY CORPORATION

NOTES TO THE FINANCIAL STATEMENTS, (Unaudited)

     1.   BASIS OF PRESENTATION

     The accompanying unaudited financial statements of Notify Technology Corporation (referred to as "we", "us" and "our" unless the context otherwise requires), have been prepared in accordance with generally accepted accounting principles for interim financial information and the instructions of Regulation S-B Item 310(b) and Article 10 of Regulation S-X. The balance sheet as of June 30, 1999, and the statements of operations for the three-month periods ended June 30, 1999 and 1998 and the statements of cash flows for the nine-month periods ended June 30, 1999 and 1998 are unaudited but include all adjustments (consisting only of normal recurring adjustments), which we consider necessary for a fair presentation of the financial position at such date and the operating results and cash flows for those periods. Although we believe that the disclosures in these financial statements are adequate to make the information presented not misleading, certain information normally included in financial statements and related footnotes prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission. The accompanying financial statements should be read in conjunction with the financial statements and notes thereto included in our Annual Report on Form 10-KSB for the year ended September 30, 1998.

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

     4.   CASH EQUIVALENTS

     Cash equivalents consist mainly of money market funds and commercial paper that are highly liquid financial instruments that are readily convertible to cash. We have not incurred losses related to these instruments. As of June 30, 1999, we had no material investments in debt or equity securities.

NOTIFY TECHNOLOGY CORPORATION

     5.   INVENTORIES

     Inventories consist principally of raw materials and subassemblies, which are stated at lower of cost (first-in, first-out) or market.

                                                           June 30,
                                                             1999
                                                          ----------
               Raw Materials                              $  499,127
               Work In Process                               294,748
               Finished Goods                                283,327
                                                          ----------
                                                          $1,077,202
                                                          ==========

     6.   INCOME TAXES

     Due to the our loss position, there was no provision for income taxes for the three month and nine month periods ended June 30, 1999 and 1998.

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS:


     The following discussion should be read in conjunction with the unaudited financial statements and notes thereto included in Part I - Item 1 of this Quarterly Report and the audited financial statements and notes thereto and Management's Discussion and Analysis of Financial Condition and Results of Operations contained in our Annual Report on Form 10-KSB for the year ended September 30, 1998.

RESULTS OF OPERATIONS

     Three-Month Periods Ended June 30, 1999 and 1998

     Revenue consists of gross revenue less product returns. Sales of the Call Manager product, new for fiscal 1999, represented 48% of our revenue in the three month period ended June 30, 1999. Sales of the Centrex Receptionist represented 42% of our revenue in the three month period ended June 30, 1999 compared to 48% in the three month period ended June 30, 1998. Sales of MessageAlert product represented 10% of our revenue in the three month period ended June 30, 1999 compared to 52% in the three month period ended June 30, 1998. Revenue for the three month period ended June 30, 1999 increased to $488,004 from $213,131 for the three month period ended June 30, 1998. Revenue was up from the previous year due to the introduction of the Call Manager product line and growth in Centrex Receptionist sales. Sales to telephone companies were 90% and 72% of revenue for the three-month periods ended June 30, 1999 and 1998, respectively. In addition, three customers accounted for 46%, 19% and 17% of sales in the three month period ended June 30, 1999 and one customer accounted for 70% of sales in the three month period ended June 30, 1998.

     A substantial portion of our revenue in the three-month period ended June 30, 1999 was derived from continuing, non-promotional telephone company programs selling the Centrex Receptionist, yet a significant portion of sales comes in connection with telephone company promotional programs utilizing our Call Manager product. As the timing and size of promotional programs using our Call Manager caller-ID products is uncertain, we anticipate we will continue to experience substantial variances in quarterly revenue.

     In addition, the older MessageAlert product line aimed solely at Voice Mail customer acquisition has decreased in importance as the demand for adjuncts that support Voice Mail only services has decreased. Based upon requests for quotations from telephone companies, we believe the trend toward bundling services will make the Call Manager product line more important to our future than the MessageAlert product line. A continuation of this trend would have a material adverse effect on our Voice Mail-only product business and would impact the valuation of inventory used to support Voice Mail-only business. Certain inventory reserves are already in place to prepare for this eventuality but additional reserves may be called for. Any provision for additional inventory reserves would have an adverse effect on our operating results and financial condition.

NOTIFY TECHNOLOGY CORPORATION

     Cost of sales consists primarily of the cost to manufacture our products. Cost of sales increased to $501,814 in the three month period ended June 30, 1999 from $272,719 for the three month period ended June 30, 1998. This increase was the result of increased sales of the Centrex Receptionist product line, the start-up costs of the Call Manager product line and an additional inventory reserve of $119,178 recorded to bring the current Call Manager 100 inventory down to the lower of "cost or market". The adjustment expensed expediting costs to produce the initial production run of the Call Manager product incurred to achieve accelerated deployment of the CM100 with the goal of gaining market acceptance and sufficient performance history to qualify for other sales opportunities

     Our gross margin performance increased to (4.1)% in the three month period ended June 30, 1999 compared to (28.0)% in the three month period ended June 30, 1998. This improvement was the result of better margins on the Centrex Receptionist and a smaller 3RD Quarter inventory reserve expense. A mix of Call Manager and MessageAlert sales with normal margins and the good margins associated with our Centrex Receptionist product line resulted in a 20.6% gross margin prior to the inventory reserve entry.

     Research and development expense consists primarily of personnel costs, contract engineering expense, testing expense and supply expenses. Research and development expense decreased to $372,476 for the three month period ended June 30, 1999 from $388,746 for the three month period ended June 30, 1998. Research and development costs in the three month period ending June 30, 1999 reflected lower outside engineering expense versus the three month period ended June 30, 1998. The in-house engineering staff was expanded to support the development of the e-mail technology announced in February 1999. The expenses for the three month period ended June 30, 1999 were centered around software and hardware design for the e-mail project versus the tooling and prototype costs to develop the Call Manager product in the three month period ended June 30, 1998.

     Sales and marketing expense consists primarily of personnel, travel costs and sales commissions related to our sales and marketing efforts. Sales and marketing costs increased to $188,177 for the three month period ended June 30, 1999 from $162,995 for the three month period ended June 30, 1998 due to an increase in the size of the customer service department to support the Centrex Receptionist product line. Unlike the MessageAlert product line, the Centrex Receptionist product is remotely programmed by Notify customer service and requires ongoing support. This support activity generates sales revenue that is folded into the margin of the Centrex Receptionist product line.

     General and administrative expense consists of general management and finance personnel costs, occupancy expense, accounting expense and legal expense. General and administrative expenses increased to $294,051 for the three month period ended June 30, 1999 from $235,097 for the three month period ended June 30, 1998. The change was the result of legal and public accounting expenses to file and keep current two registration statements and an increase in space costs from an increase in space needs and a rate increase.

     Nine-Month Periods Ended June 30, 1999 and 1998

     Sales of the Centrex Receptionist represented 56% of our revenue in the nine month period ended June 30, 1999 compared to 8% in the nine month period ended June 30, 1998. Sales of the Call Manager product, new for fiscal 1999, represented 24% of our revenue in the nine month period ended June 30, 1999. Sales of MessageAlert product represented 20% of our revenue in the nine month period ended June 30, 1999 compared to 92% in the nine month period ended June 30, 1998. Revenue for the nine month period ended June 30, 1999 decreased to $988,858 from $1,485,601 for the nine month period ended June 30, 1998. Revenue was down from the previous year due to the lack of telephone company voice mail promotions utilizing our MessageAlert product. Sales to telephone companies consisted of 86% and 65% of revenue for the nine-month periods ended June 30, 1999 and 1998, respectively. In addition, two customers accounted for 56% and 9% of sales in the nine month period ended June 30, 1999 and two customers accounted for 54% and 20% of sales in the nine month period ended June 30, 1998.

     Cost of sales decreased to $783,020 in the nine month period ended June 30, 1999 from $1,187,671 for the nine month period ended June 30, 1998. This decrease was the result of a decrease in the volume of sales. Our gross margin performance increased slightly to 20.8% in the nine month period ended June 30, 1999 compared to 20.1% in the nine month period ended June 30, 1998. Higher gross margins associated with our Centrex Receptionist product line helped offset poor margins on the Call Manager product in the nine month period ended June 30, 1999.

     Research and development expense decreased to $993,861 for the nine month period ended June 30, 1999 versus $1,119,919 for the nine month period ended June 30, 1998. The Call Manager product line is now in production and the current R&D effort is focused on the e-mail technology announced in February 1999. The expenses for the nine month period ended June 30, 1999 were centered around software and hardware design for the e-mail project versus the tooling and prototype costs to develop the Call Manager product in the nine month period ended June 30, 1998.

     Sales and marketing costs increased to $545,471 for the nine month period ended June 30, 1999 compared to $430,723 for the nine month period ended June 30, 1998 due to an increase in the size of the customer service department to support the Centrex Receptionist product line. Part of the increase was also due to travel expense and show expense.

     General and administrative expense consists of general management and finance personnel costs, occupancy expense, accounting expense and legal expense. General and administrative expenses increased to $778,678 for the nine month period ended June 30, 1999 from $675,834 for the nine month period ended June 30, 1998. The change was the result of increased legal and printing costs to file and keep current two registration statements.


LIQUIDITY AND CAPITAL RESOURCES

     Cash used in operating activities increased to $974,950 for the three month period ending June 30, 1999 from $925,225 for the three month period ending June 30, 1998. Cash used in operating activities for the three month period ending June 30, 1999 was primarily related to operations, inventory for the Call Manager product line and an increase in accounts receivable. The cash used in operating activities for the three month period ended June 30, 1998 was primarily related to operations and inventory purchases.

     Cash used in operating activities increased to $2,326,811 for the nine month period ending June 30, 1999 from $1,960,836 for the nine month period ending June 30, 1998. Cash used in operating activities for the nine month period ending June 30, 1999 was primarily related to operations, inventories purchases and an increase in accounts receivable. The cash used in operating activities for the nine month period ended June 30, 1998 was primarily related to operations and pay-down of accounts payable offset largely by collections of receivables generated in the four month period ended January 31, 1998.

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

     As of June 30, 1999, we have identified costs related to replacement or remediation and testing of our Area 1 computer information systems and have implemented internal computer and software upgrades to bring the internal systems into compliance with the Year 2000. Not having completed Phase I and Phase II evaluations, at this time we have no basis for estimating the total potential cost of our Y2K compliance programs. The funds for these costs will be part of our cash flow from operations and capital expenditures.

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


PART II.  OTHER INFORMATION

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K

          (a)  Exhibits

               27.1  Financial Data Schedule

          (b)  Reports on Form 8-K
               No reports on Form 8-K were required to be filed during the quarter ended June 30, 1999, for which this report is filed.



                                  SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                   NOTIFY TECHNOLOGY CORPORATION



     Dated:  August 11, 1999

                                   /s/ Gerald W. Rice
                                   Chief Financial Officer
                                   (Principal Financial and Accounting Officer)