Form 10QSB/A
period 1999-06-30
NOTIFY TECHNOLOGY CORP
filed 1999-11-18
CIK 1031980

                   U. S. Securities and Exchange Commission

                            Washington, D.C.  20549

                              AMENDMENT NO. 1 TO

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

                         NOTIFY TECHNOLOGY CORPORATION
                      -----------------------------------

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


                             Yes               No     X

         INDEX
         -----
PART I.  FINANCIAL INFORMATION (unaudited)

         Item 1.      Financial Statements: (unaudited)

                      Balance Sheet as of June 30, 1999......................................    3

                      Statements of Operations for the three-month periods ended
                      June 30, 1999 and 1998.................................................    4

                      Statements of Cash Flows for the three-month periods ended
                      June 30, 1999 and 1998.................................................    5

                      Notes to the Financial Statements......................................    6

         Item 2.      Management's Discussion and Analysis of Financial Condition
                      and Results of Operations..............................................    7

PART II.  OTHER INFORMATION

         Item 6.      Exhibits and Reports on Form 8-K.......................................   11


SIGNATURES            .......................................................................   11

PART I.  FINANCIAL INFORMATION (unaudited)

         Item 1.   Financial Statements

                         NOTIFY TECHNOLOGY CORPORATION
                                 BALANCE SHEET

                                                                                 June 30,
                                                                                  1999
                                                                               -----------
                   Assets                                                      (unaudited)
                   Current assets:
                              Cash and cash equivalents                        $ 2,757,949
                              Accounts receivable                                  305,329
                              Inventories                                        1,077,202
                              Prepaid assets                                        41,122
                                                                               -----------
                   Total current assets                                          4,181,602

                   Property and equipment, net                                     166,186
                   Other assets                                                     92,943
                                                                               -----------
                        Total assets                                           $ 4,440,731
                                                                               ===========

                   Liabilities and shareholders' equity
                   Current liabilities:
                              Accounts payable                                     141,738
                              Accrued liabilities                                  429,477
                                                                               -----------
                   Total current liabilities                                       571,215

                   Shareholders' equity:
                              Common stock                                           4,404
                              Additional paid-in capital                        11,989,102
                              Retained earnings                                 (8,123,990)
                                                                               -----------
                   Total shareholders' equity                                    3,869,516
                                                                               -----------
                        Total liabilities and shareholders' equity             $ 4,440,731
                                                                               ===========

See accompanying notes to unaudited financial statements

                         NOTIFY TECHNOLOGY CORPORATION
                           STATEMENTS OF OPERATIONS

                                                          Three-Month Periods                       Nine-Month Periods
                                                             Ended June 30,                           Ended June 30,
                                                      1999                   1998               1999                  1998
                                                    ----------           -----------        ------------            ------------
                                                              (Unaudited)                                (Unaudited)

Product sales                                       $  482,004           $   213,131        $    988,858            $  1,485,601
Cost of sales                                          501,814               272,719             783,020               1,187,671
                                                    ----------           -----------        ------------            ------------
Gross profit                                           (19,810)              (59,588)            205,838                 297,930


Operating expenses:
        Research & development                         372,476               388,746             993,861               1,119,919
        Sales and marketing                            188,177               162,995             545,471                 430,723
        General and administrative                     294,051               235,097             778,678                 675,834
                                                    ----------           -----------        ------------            ------------
Total operating expenses                               854,704               786,838           2,318,010               2,226,476
                                                    ----------           -----------        ------------            ------------

Loss from operations                                  (874,514)             (846,426)         (2,112,172)             (1,928,546)

Other (income) and expense, net                        (34,028)              (37,143)            (71,934)               (146,636)

                                                    ----------           -----------        ------------            ------------
Net loss                                            $ (840,486)          $  (809,283)       $ (2,040,238)           $ (1,781,910)
                                                    ==========           ===========        ============            ============

Basic and diluted net loss per share                $    (0.27)          $     (0.35)       $      (0.76)           $      (0.78)
                                                    ==========           ===========        ============            ============

Weighted average shares outstanding                  3,158,756             2,296,439           2,699,465               2,296,828
                                                    ==========           ===========        ============            ============

           See accompanying notes to unaudited financial statements

                         NOTIFY TECHNOLOGY CORPORATION
                           STATEMENTS OF CASH FLOWS

                                                                               Nine-Month Period
                                                                                 Ended June 30,
                                                                               1999           1998
                                                                         -----------------------------
                                                                                  (Unaudited)
Cash Flows used in operating activities:
Net loss                                                                  $ (2,040,238)   $ (1,781,910)
Adjustments to reconcile net loss to cash used in
       Operating activities:
            Depreciation and amortization                                       47,970          38,682
       Changes in operating assets and activities:
            Accounts receivable                                               (216,461)        339,827
            Inventories                                                       (248,879)         98,768
            Prepaid assets                                                     114,134        (194,050)
            Accounts payable                                                   (92,442)       (478,197)
            Accrued liabilities                                                109,105          16,044
                                                                         -----------------------------
Net cash used in operating activities                                       (2,326,811)     (1,960,836)
                                                                         -----------------------------

Cash flows used in investing activities:
       Expenditures for property & equipment                                   (88,798)        (41,095)

Cash flows provided by (used in) financing activities:
       Proceeds from issuance of common stock                                3,044,200          ------
       Repayments under line of credit                                          ------         (36,665)
       Payments on repurchase of unvested stock                                 ------            (354)
       Proceeds from exercise of options                                         5,823          ------
       Proceeds from exercise of warrants                                        1,551               5
       Payments on note payable to shareholder                                  ------        (200,000)
       Repayments of notes receivable from shareholders                          4,371           4,175
                                                                         -----------------------------
Net cash provided by (used in) financing activities                          3,055,945        (232,839)
                                                                         -----------------------------

Net decrease in cash and cash equivalents                                      640,336      (2,234,770)
Cash and cash equivalents at beginning of period                             2,117,613       5,030,331
                                                                         -----------------------------
Cash and cash equivalents at end of period                                $  2,757,949    $  2,795,561
                                                                         =============================

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

     [The Company announced that it has restated its basic and diluted earnings per share for the three-months and nine-months ended June 30, 1999 due to a miscalculation of the weighted average shares outstanding. The previously announced and restated amounts are as follows:

                                                 Three-months          Nine-months
                                             Ended June 30, 1999   Ended June 30, 1999
  As announced:
     Basic and diluted earnings per share             $    (0.21)         $     (0.68)
     Weighted average shares outstanding               4,016,513            2,987,797

  As restated:
     Basic and diluted earnings per share             $    (0.27)         $     (0.76)
     Weighted average shares outstanding               3,158,756            2,699,465

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

NOTIFY TECHNOLOGY CORPORATION

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

                                                              June 30,
                                                                1999
                                                            ------------
          Raw Materials                                      $  499,127
          Work In Process                                       294,748
          Finished Goods                                        283,327
                                                            ------------
                                                             $1,077,202
                                                            ============

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

NOTIFY TECHNOLOGY CORPORATION

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

NOTIFY TECHNOLOGY CORPORATION

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



     Dated:  November 18, 1999

                                    /s/ Gerald W. Rice
                                    Chief Financial Officer
                                    (Principal Financial and Accounting Officer)