Form 10KSB40
period 1999-09-30
NOTIFY TECHNOLOGY CORP
filed 1999-12-28
CIK 1031980

                    U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                  FORM 10-KSB

                                   (Mark one)
                  (X)  Annual Report Under Section 13 or 15(d)
                     of the Securities Exchange Act of 1934
                  For the Fiscal Year Ended September 30, 1999
                                       or
               (  )  Transition Report Under Section 13 or 15(d)
                     of the Securities Exchange Act of 1934

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

                                     Units
                                 Common Stock
                               Class A Warrants

Check whether the issuer (1) has filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the Registrant was required to file such reports), and (2)
has been subject to such filing requirements for the past 90 days.  Yes   X
                                                                        -----
No  _____

     Check if no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ X ]

     State issuer's revenues for its most recent fiscal year.  $1,836,142.

     The aggregate market value of the voting and non-voting common equity held by non-affiliates of the Registrant, based upon the closing sale price of the Common Stock on December 21, was approximately $30,003,818. Shares of Common Stock held by officers and directors and their affiliated entities have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily conclusive for other purposes.

     The number of shares outstanding of Registrant's common stock, $0.001 par value at September 30, 1999 was 4,403,177 shares.

     Portions of the Company's proxy statement for its Annual Meeting of Shareholders to be held on February 23, 2000 are incorporated by reference into
Part III of this Annual Report on Form 10-KSB.

     Transitional Small Business Disclosure Format (check one):
     Yes      ; No   X
         -----     ------

                                    PART I

ITEM 1. DESCRIPTION OF BUSINESS.

     Notify Technology Corporation (the "Company", also referred to as "we", "us" and "our" unless the context otherwise requires), was incorporated in the State of California in August 1994. We are engaged in the development, manufacture, marketing and sale of computer telephony products for the business, Small Office Home Office ("SOHO") and residential marketplaces. In recent years, the number of individuals and businesses relying on their telephone company service provider to provide them with services such as voice mail, caller-id and Centrex, a business-oriented service that eliminates the need for on-premise telephone switching equipment, has increased dramatically. Our products are designed to enhance the convenience and utility of these services by providing customers with features that are either not available or not included in standard service packages. Our Call Manager products incorporate caller-id, Call Waiting caller-id, and Voice Mail MessageAlert features. Our Centrex Receptionist product gives business and SOHO customers a cost-effective means of ensuring that incoming calls are properly routed even when a human attendant is not available. Our newly announced eLight and eView products provide users with e-mail notification without the necessity of logging into their mailbox. Also, our MessageAlert product increases the timeliness and ease of message retrieval for voice mail subscribers by providing a visual indication that a message has been received.

PRODUCTS

Call Manager

     We announced the Call Manager family of caller-id products in January 1999 and began shipping in April 1999. Our caller-id products incorporate the MessageAlert visual message waiting indication technology and support for combinations of telephone company services such as voice mail, caller-id, call waiting caller-id and deluxe call waiting. Caller-id products are categorized as either "Type I" (calling name and calling number only); "Type II" (Type I features plus call waiting caller-id) or "Type II.5" (Type II plus deluxe call waiting). Type II and Type II.5 products support the more sophisticated services offered by telephone service providers than the "Type I" products more commonly on the market. Our Call Manager line of products include all three types and are designed to support bundling of services offered by the telephone service provider giving more functionality to the end user and more revenue opportunity for the telephone service provider.

Centrex Receptionist

     Small businesses that use Centrex services generally must maintain a human attendant to answer incoming calls, or the calls will go unanswered or be transferred into the business' general voice mail mailbox. The Centrex Receptionist is a stand-alone unit that provides the Centrex customer with automatic call answer and transfer capability 24 hours a day, 7 days a week. The Centrex Receptionist provides thirty minutes of recorded announcement time, special after hours or holiday announcements, and nine main menu items. Each main menu item supports nine selections that can be either a transfer to a telephone number or an announcement. The Centrex Receptionist also provides extension dialing, name directory services and call statistics. The unit has a battery back-up on its programming that will last up to three days. The Centrex Receptionist is remotely configured by Notify Technology Customer Service but locally programmable by the user for voice mail messages and voice name directories using a touch tone telephone. It has password protection for all administrative programming. The current Centex Receptionist product line has models to support either two or four incoming Centrex lines.

Visual Got Mail

     The eView and eLight are the Company's two newest products. The eView and eLight are part of a Visual Got Mail service that incorporates the use of proprietary server technology. The service is designed to eliminate residential, SOHO and business e-mail subscribers' frustration with the traditional, inconvenient process of checking for e-mail. The Visual Gotmail technology, designed for telephone company deployment as a service offering, includes a scalable carrier class server infrastructure, hosted by Notify Technology or the telephone company, and a line of telephone adjunct products for use by subscribers. While the eLight is a dedicated e-mail notification product that notifies users of the presence of e-mail through the use of a blinking red light, the eView is a caller-id product that also incorporates the advanced e-mail notification feature of displaying the header information of the first ten e-mails in the user's mailbox(s).

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

The MessageAlert is a mature product that has limited demand. Although still in our active product line, the MessageAlert is expected to have limited sales as it is no longer a featured product in our sales plan. We have been granted a patent on the MultiSense Technology incorporated in it that enables it to work with both signaling standards. This technology has been incorporated into the Call Manager product series and will be included in many of our other products.

SALES, MARKETING AND DISTRIBUTION

     The sales activities for our products have been focused on direct sales to large telephone companies. Our products are being either private labeled or joint marketed by GTE Communication Systems Corporation, Pacific Bell, Southwestern Bell Telephone Company, BellSouth Corporation, Ameritech Corporation, Century Telephone Enterprises Inc. and Commonwealth Telephone Company. Except with respect to Pacific Bell, Southwestern Bell and Ameritech Corporation, our relationship with these companies has not been reduced to a formal agreement or contract and none of these companies is obligated to purchase any product from us. We manufacture product based on purchase orders and forecasts of purchases received from Regional Bell Operating Companies ("RBOCs") and Local Exchange Carriers ("LECs"). We believe large telephone companies typically do business in this manner and we do not intend to seek long-term contractual commitments from our telephone company customers.We sell products in the United States primarily to regional bell operating companies and local exchange carriers. Two products accounted for 41% and 34% of total revenues in fiscal 1999. Another product accounted for 81% of total revenue in fiscal 1998. Significant portions of our revenue have been concentrated in a small number of customers although not necessarily the same customers each year. For example, two customers accounted for 55% and 11% of sales for the fiscal year ended September 30, 1999, and two customers accounted for 50% and 17% of sales for the fiscal year ended September 30, 1998. One of these customers had significant sales in both years.

     We are marketing the Centrex Receptionist to the same group of large telephone companies we have targeted for the Call Manager, eView and MessageAlert products. We have entered into contracts with three major telephone companies to sell our Centrex Receptionist through their ongoing Customer Premise Equipment (CPE) channels. We believe that we have established ourselves as a qualified supplier or joint marketing partner with respect to the Centrex Receptionist.

     We intend to distribute our products through or in conjunction with the large domestic telephone companies and certain of their authorized resellers. To date, we have sold our products to five of the seven Regional Bell Operating Companies and twelve of the 20 largest local exchange carriers. Our strategy is to encourage these telephone companies to bundle our products with their services as both a consumer acquisition tool and in order to increase retention of new service subscribers. In addition, we intend to encourage telephone companies and their authorized resellers that focus on selling Centrex services to also market our Centrex Receptionist as an enhancement to the basic Centrex service. We believe that the relationships with telephone companies we have formed as a result of marketing the MessageAlert, Call Manager and Centrex Receptionist product lines, will aid us in developing the telephone companies as a distribution channel for the new Visual Got Mail product line.

     The Visual GotMail product line will derive revenue from both sales of adjunct equipment and supplying ongoing Visual Gotmail services to users. Service revenue may be direct through our own service centers or indirect through customer owned and maintained service centers. Our technology is proprietary and only our adjunct products will interface with the server centers. We have also announced plans for an online store to supply product and Got Mail services directly to the consumer market. This channel will provide a direct link to the users of Visual Got Mail service and supply first hand feedback about the quality of our products and services.

TECHNICAL AND MARKETING SUPPORT

     We have developed product collateral and marketing programs for the Centrex Receptionist, Call Manager and MessageAlert products. We intend to expand our ongoing marketing programs to include the new Visual GotMail products. These marketing programs will include augmentation of collateral material, advertising and trade shows supplemented with public relations campaigns.

     We provide back-up technical support to large telephone companies and resellers of all of our products. Our support organization for the Centrex Receptionist provides both sales and technical support. Sales support consists of sales and marketing training at our home office training facility for our own sales force and those of authorized resellers. The Centrex Receptionist requires ongoing remote modem support on a billable service arrangement by the our customer service group whenever the user wants to add lines, make directory changes and perform system back ups.

RESEARCH AND DEVELOPMENT

     We incurred $1,361,792 and $1,376,767 in research and development expenses in fiscal 1999 and 1998, respectively. We utilize both internal engineering resources and contract engineering resources for our research and development. We believe that our future success, if any, depends significantly on our ability to continue to enhance our existing products and to develop new products and we intend to continue to incur substantial research and development costs. We expect that our research and development efforts will be focused in three areas: further development of the Company's Visual Got Mail products and technology; cost reduction of the Call Manager product line; and the incorporation of our technology into complimentary products.

MANUFACTURING

     We use offshore turnkey manufacturing for our production. To the extent possible, we use standard parts and components for our products although certain components are custom designed and/or are available only from a single source or limited sources. We have established a relationship with an offshore manufacturer to design and build low cost Type I caller-id units that we resell as part of our Call Manager product line. We use a separate manufacturer to build our Call Manager and Visual Got Mail product lines.

GOVERNMENTAL REGULATION AND INDUSTRY STANDARDS

     Our products must comply with a variety of regulations and standards including regulations and standards set by the Federal Communications Commission, Underwriters Laboratories, National Registered Testing Laboratories, and Bell Communications Research. As we enter international markets, we will be required to comply with whatever governmental regulations and industry standards exist in those markets. In addition, the U.S. telecommunications market is evolving rapidly in part due to recently enacted laws revamping the telecommunications regulatory structure. Additional legislative or regulatory changes are possible. A failure by us to comply with existing regulations and standards or to adapt to new regulations and standards could have a material adverse effect on our business and operating results.

COMPETITION

     We currently have several direct competitors in the market for caller-id units. CIDCO Incorporated, TT Systems, Astra Telecom of Canada and Thompson Consumer Inc. produce Type I and Type II caller-id products and have been selling their products for a number of years into the marketplace. Since we have more recently entered this marketplace, our products rely on increased or unique functionality to gain market share. We have also had to use aggressive pricing in some cases to deploy sufficient quantities of product to establish adequate reliability statistics to qualify for larger programs with our telephone company customers. We believe that our Call Manager products compete favorably with respect to other caller-id products currently being offered on the market.

     Certain manufacturers of caller-id products have greater financial, technical and marketing resources than we do. In addition, there are several companies with substantially greater technical, financial and marketing resources than we do that could produce competing products.

     We have one direct competitor in the market for Centrex auto-attendant products. SoloPoint, Inc. produces both a model A200 and model A400 auto-attendant product. Solopoint's products lack many of the features found in our Centrex Receptionist product such as: three levels of menus, 30 minute of voice recording, a 200 entry name directory and several call statistics reports. To our knowledge, Solopoint has failed to attract any major RBOC's to distribute their product. Currently, we have two major RBOC's with signed agreements selling our Centrex Receptionist product line with other RBOC's evaluating the product. The Company believes competition in the auto-attendant market is based on features (including ease of use, availability of a name directory, amount of recording time and number of menu levels), price and quality. The Company believes it competes favorably with respect to all of these factors.

     We do not currently have any direct competition for our Visual GotMail technology. There are several indirect competitors that include Landel Telecom and CIDCO Incorporated. These companies produce products that provide e-mail notification as well as limited e-mail access. All of these products require a relatively expensive device that consists of a multi-line character display and a keyboard. We believe our Visual GotMail technology competes favorably with respect to any of these indirectly competing products.

Our MessageAlert product has several direct competitors in the Voice Mail Waiting Indication (VMWI) marketplace. Comsumerware Inc. produces a product called Voice Mail Lite and Solopoint Inc. produces a S25 Message Waiting Light. Both of these products provide stutter dial tone and FSK message waiting indication. We believe our MessageAlert 300 product competes favorably with respect to either of these competitive products.

     We expect that to the extent that the market for any of our products develops, competition will intensify and new competitors will enter the market. There can be no assurance that we will be able to compete successfully against existing and new competitors as the market for our products evolves and the level of competition increases. A failure to compete successfully against existing and new competitors would have a materially adverse effect upon our business and results of operations.

PROPRIETARY RIGHTS

     We rely on a combination of patent and trade secret law, nondisclosure agreements and technical measures to establish and protect our proprietary rights in our products. We have a design patent issued on the MessageAlert design. The MessageAlert design is unique in that it provides a visual message waiting indicator light packaged in the form of a 3M Post- it(R) Note holder. In addition, we were granted a patent in October 1998 relating to the MultiSense technology used in the MessageAlert product. Our MultiSense technology automatically detects and reacts to either stutter or CLASS signaling. We also have patents pending on our Visual Got Mail technology and other technology under development. We intend to continue to apply for patents, as appropriate, for our future technologies and products.

     There are few barriers to entry into the market for our products, and there can be no assurance that any patents applied for by us will be granted or that the scope of the our patent, or any patents granted in the future, will be broad enough to protect against the use of similar technologies by the our competitors. There can be no assurance, therefore, that any of our competitors, some of whom have far greater resources than us, will not independently develop technologies that are substantially equivalent or superior to our technology.

     We may be involved from time to time in litigation to determine the enforceability, scope and validity of any of our proprietary rights or of third parties asserting infringement claims against the us. Any such litigation could result in substantial cost to us and diversion of efforts by our management and technical personnel.

     We have entered into a non-exclusive license agreement with Active Voice Corporation ("Active Voice") pursuant to which we have paid an up-front fee on sales of our MessageAlert product in exchange for certain rights with respect to a patent issued to Active Voice covering stutter dial tone detection. We have also entered into an agreement with Uniden America Corporation allowing Uniden to incorporate our VMWI technology into Uniden's Products.

EMPLOYEES

     As of September 30, 1999, we employed twenty-six persons of whom eight were engaged in research and development, two in operations, twelve in sales, marketing, and customer support, and four in general administration and finance. We contemplate increasing our staff at a pace consistent with our business and growth. None of our employees are currently represented by a labor union. We consider our relations with our employees to be good.

     Our success, if any, will be dependent on our ability to attract and retain highly skilled technical personnel as well as marketing and sales personnel. If we were unable to hire the necessary personnel, the development of new products and enhancements to current products would likely be delayed or prevented. Competition for highly skilled technical, managerial, sales, and marketing personnel is intense. There can be no assurance that we will be successful in retaining our key personnel and in attracting and retaining the personnel we require for expansion.

RISK FACTORS

     Limited Operating History; History of Losses; Working Capital; Anticipation of Negative Cash Flow; No Assurance of Future Profitability. We commenced operations in August 1994 and through January 1996 were engaged primarily in research and development. For the fiscal years ended September 30, 1998, 1997 and 1996, we incurred net losses of $2,617,561, $1,382,910 and $1,657,219, respectively. We incurred a net loss of $3,123,284 for fiscal 1999 and as of September 30, 1999, we had an accumulated deficit of $9,207,036 and working capital of $2,524,670. We anticipate having a negative cash flow from operating activities in future quarters and years. We also expect to incur further operating losses in future quarters and years and until such time, if ever, as there is a substantial increase in orders for the our products and product sales generate sufficient revenue to fund its continuing operations. There can be no assurance that sales of our products will ever generate significant revenue, that we will ever generate positive cash flow from our operations or that we will attain or thereafter sustain profitability in any future period. See "-- Sales, Marketing and Distribution."

     Liquidity and Capital Resources. At September 30, 1999, we had an accumulated deficit of $9.2 million and incurred a net loss of $3.1 million for the year ended September 30,1999. Our recently developed products will need to attain favorable market acceptance to continue our research and development activities and fund operating expenses at current levels. We believe that sufficient funds will be available from cash, cash equivalents, and operating activities to support the current level of operations through September 30, 2000. There can be no assurance that our new products will attain favorable market acceptance. If we are unable to attain our revenue goals, significant reductions in spending and the delay or cancellation of planned activities or more substantial restructuring of the Company may be necessary. In such an event, we intend to implement expense reduction plans in a timely manner to enable us to meet our cash requirements through at least September 30, 2000. These actions would have material adverse effects on our business, results of operations, and prospects.

     Possible Fluctuations in Quarterly Results. We anticipate that we may experience significant fluctuations in operating results in the future. Fluctuations in operating results may result in volatility in the price of our securities. Operating results may fluctuate as a result of many factors, including our level of research and development and sales and marketing activities, announcements by us and our competitors, volume and timing of orders received, if any, during the period, the timing of commercial introduction of future products and enhancements or competitive products and the impact of price competition on our average selling prices. Almost all of these factors are beyond our control.

     Notwithstanding the difficulty in forecasting future sales, we generally must undertake research and development and sales and marketing activities and other commitments months or years in advance. Accordingly, any shortfall in product revenues in a given quarter may materially adversely affect our financial condition and results of operations due to the inability to adjust expenses during the quarter to match the level of product revenues, if any, for the quarter. Due to these and other factors, we believe that quarter to quarter comparisons of our results of operations are not necessarily meaningful and should not be relied upon as indications of the future performance.

     Uncertainty of Product Acceptance. We sold our first MessageAlert in January 1996, the first Auto Attendant in December 1996, the first Centrex Receptionist in March 1998 and the first Call Manager product in April 1999. We also announced the first sales of the new Visual Got Mail products into trial programs in November 1999. To date, we have received only limited revenue from the sale of these products. While we believe that our products are commercially viable, developing products for the consumer and business marketplaces is inherently difficult and uncertain. We do not believe our sales to date are sufficient to determine whether or not there is meaningful consumer or business demand for our products.

We intend to devote significant resources to sales and marketing efforts and to promote consumer and business interest in our products. There can be no assurance that such efforts will be successful or that significant market demand for our products will ever develop.

     Dependence on Limited Number of Potential Customers; Need to Develop Marketing Channels. We believe our success, if any, will be largely dependent on our ability to either sell our products to, or enter into joint marketing arrangements with, the seven Regional Bell Operating Companies and approximately 20 large Local Exchange Carriers in the United States. In particular, we believe that our Call Manager and Centrex Receptionist products can be sold profitably only if it is sold to or in conjunction with the RBOCs and LECs. We also expect to rely significantly on the RBOCs and LECs as a channel for our initial sales of our Visual Got Mail product. To date, we have sold our products to five RBOCs and twelve LECs. Qualifying our product and developing the marketing relationships necessary to make these sales took substantially longer than we originally anticipated. RBOCs and LECs tend to be hierarchical organizations characterized by distributed decision- making authority and an institutional reluctance to take risks. Selling a product to or entering into a marketing relationship with an RBOC or LEC is generally a lengthy process requiring multiple meetings with numerous people in the organization. A failure on our part to maintain significantly enhanced relationships with the RBOCs and LECs would have a materially adverse effect on our business and operating results.

     We sell products in the United States primarily to regional bell operating companies and local exchange carriers. Two products accounted for 41% and 34% of total revenues in fiscal 1999. Another product accounted for 81% of total revenue in fiscal 1998. . Significant portions of our revenue have been concentrated in a small number of customers although not necessarily the same customers each year. For example, two customers accounted for 55% and 11% of sales for the fiscal year ended September 30, 1999, and two customers accounted for 50% and 17% of sales for the fiscal year ended September 30, 1998. One of these customers had significant sales in both years.

     The Company also intends to develop other distribution channels for its products including certain Competitive Local Exchange Carriers ("CLECs"), direct sales via an internet store and potential development of ISP channels. Development of these channels will require the expenditure of time and effort by our management. Because our marketing efforts have been largely focused on the RBOCs and LECs, our management has had only limited experience in selling our products through these channels. There can be no assurance that we will be able to implement such a marketing and distribution program or that any marketing efforts undertaken by or on behalf of the Company will be successful.

     Risk of Product Defects. Our products incorporate a combination of reasonably sophisticated computer chip design, electric circuit design, software programming and telephony technology. We have devoted substantial resources to researching and developing each of these elements. In order to reduce the manufacturing costs, expand the feature sets and otherwise enhance the operation of our products, we have from time to time redesigned our products. We expect that in the future we will engage in similar redesigns of our products. In addition, we are in the process of developing new, similarly complex products. Though we extensively tests our products before marketing them, any new, redesigned or current product may contain design flaws that are undetected by our testing procedures. In addition, we rely on subcontractors to manufacture our products. Though we have quality control procedures designed to detect manufacturing errors, there can be no assurance that we will identify all defective products. We believe that reliable operation will be an important purchase consideration for both our consumer and business customers. A failure by us to detect and prevent a design flaw or a widespread product defect could materially adversely affect the sales of the affected product and our other products and materially adversely affect our business, financial condition and operating results.

     Competition. We believe the market for our products is highly competitive and that competition is likely to intensify. We have several direct competitors in the market for caller-id units. CIDCO Incorporated, TT Systems, Astra Telecom of Canada and Thompson Consumer Inc. produce Type I and Type II caller-id products and have been selling their products for a number of years into the marketplace. Certain of these companies have greater financial, technical and marketing resources than we do. In addition, there are several companies with substantially greater technical, financial and marketing resources than we do that could produce competing products.

     We have one direct competitor in the market for Centrex auto-attendant products. SoloPoint, Inc. produces both a model A200 and model A400 auto-attendant product but their products lack many of the features found in our Centrex Receptionist.

     We do not currently have any direct competition for our Visual GotMail technology. There are several indirect competitors that include Landel Telecom and CIDCO Incorporated. These companies produce products that provide e-mail notification as well as limited e-mail access. All of these products require a relatively expensive device that consists of a multi-line character display and a keyboard.

     Our MessageAlert product has several direct competitors in the Voice Mail Waiting Indication (VMWI) marketplace. Comsumerware Inc. produces a product called Voice Mail Lite and Solopoint Inc. produces a S25 Message Waiting Light. Both of these products provide stutter dial tone and FSK message waiting indication.

     We expect that to the extent that the market for our products develops, competition will intensify and new competitors will enter the market. There can be no assurance that we will be able to compete successfully against existing and new competitors as the market for our products evolves and the level of competition increases. A failure to compete successfully against existing and new competitors would have a materially adverse effect upon our business and results of operations.

     Dependence on Key Personnel. Our success depends to a significant extent upon certain key management employees, including our Chairman, President and Chief Executive Officer, Mr. Paul F. DePond, our Vice President of Operations, Gaylan Larson and our Chief Financial Officer, Gerald W. Rice. We have obtained three-year key-man term life insurance on Mr. DePond in the amount of $2,000,000 and have entered into employment agreements with him along with Mr. Larson and Mr. Rice. The loss of their services or those of any of our other key employees would have a materially adverse effect on us. Our success, if any, will also be dependent on our ability to attract and retain highly skilled technical personnel as well as marketing and sales personnel. If we were unable to hire the necessary personnel, the development of new products and enhancements to current products would likely be delayed or prevented. Competition for highly-skilled technical, managerial, sales, and marketing personnel is intense. There can be no assurance that we will be successful in retaining our key personnel and in attracting and retaining the personnel we requires for expansion.

     Risks of Limited Protection for Our Intellectual Property and Proprietary Rights and Infringement of Third Parties' Rights. We regard various features and design aspects of our products as proprietary and rely primarily on a combination of patent and trademark laws and employee and third-party nondisclosure agreements to protect our proprietary rights. We have been issued a patent covering the design of our MessageAlert products, and a patent covering the MultiSense technology used in our MessageAlert product. We have also applied for patents on our Visual Got Mail technology. We intend to continue to apply for patents, as appropriate, for our future technologies and products. There are few barriers to entry into the market for our products, and there can be no assurance that any patents we apply for will be granted or that the scope of our patent or any patents granted in the future will be broad enough to protect us against the use of similar technologies by the our competitors. There can be no assurance, therefore, that any of our competitors, some of whom have far greater resources than we do, will not independently develop technologies that are substantially equivalent or superior to our technology. See "--Competition."

     We may be involved from time to time in litigation to determine the enforceability, scope and validity of any of our proprietary rights or of third parties asserting infringement claims against us. Any such litigation could result in substantial cost to us and diversion of efforts by our management and technical personnel. See "-- Proprietary Rights."

     Dependence on Single Supplier; No Contracts or Agreements. Certain key components used in our products are currently available only from single or limited sources. We do not have long term supply contracts with these or any other component vendors and purchase all of our components on a purchase order basis. No assurance can be given that component shortages will not occur or that we will be able to obtain the components we need in a timely manner and on a commercially reasonable basis. In particular, the microcontroller that forms the core of our Call Manager and Visual Got Mail products is manufactured only by Epson Electronics America, Inc. From time to time, the semiconductor industry has experienced extreme supply constraints. An inability for us to obtain sufficient quantities of microcontrollers from Epson Electronics America, Inc. would have a materially adverse effect on our business and operating results.

     We utilize offshore manufactures to manufacture our products and there can be no assurance that these manufacturers will be able to support our manufacturing requirements. An inability to obtain sufficient quantities of sole-source components or product, or to develop alternative sources as required in the future, could result in delays or reductions in product shipments or could force us to redesign our products, either of which could materially adversely effect our business and operating results.

     Compliance with Government Regulations and Industry Standards. Our products must comply with a variety of regulations and standards including regulations and standards set by the Federal Communications Commission, Underwriters Laboratories, National Registered Testing Laboratories, and Bell Communications Research. As we enter international markets we will be required to comply with whatever governmental regulations and industry standards exist in those markets. In addition, the U.S. telecommunications market is evolving rapidly in part due to recently enacted laws revamping the telecommunications regulatory structure. Additional legislative or regulatory changes are possible. A failure by us to comply with existing regulations and standards or to adapt to new regulations and standards could have a material adverse effect on our business and operating results.

     Risks Associated with Planned Growth. We plan to expand our operations during fiscal year 2000, which could place a strain on our limited personnel, financial, management and other resources. In order to manage our planned growth, we will need to maintain our product development program and expand our sales and marketing capabilities and personnel. In addition, we will need to adapt our financial planning, accounting systems and management structure to accommodate such growth if it occurs. A failure by us to properly anticipate or manage our growth, if any, could adversely affect our business, operating results and financial condition.

     Shares Available for Future Sale; Registration Rights. Future sales of Common Stock by existing shareholders pursuant to Rule 144 under the Securities Act of 1933, as amended (the "Securities Act"), or otherwise, could have an adverse effect on the price of our securities. Per an agreement entered into in connection with a 1997 bridge financing (the "Bridge Financing", and the warrants issued in connection therewith, the "Bridge Warrants"). This one-year restriction has now expired and we have filed a registration statement on Form SB-2 to register the 425,000 Bridge Warrants issued in the Bridge financing. Of the 425,000 Bridge Warrants, 257,450 warrants were sold into the general securities market as of September 30, 1999. The holders of options to purchase 160,000 Units at a price per Unit of $7.00 (the "Unit Purchase Option") have certain demand and "piggy-back" registration rights covering its securities. In connection with the sale to David Brewer of 850,000 shares of Common Stock and warrants to purchase 1,344,444 shares of Common Stock, we granted Mr. Brewer certain demand registration rights with respect to such shares. The exercise of any such rights could involve substantial expense to the Company. Sales of Common Stock or the possibility of such sales, in the public market may adversely affect the market price of the Company's securities.

     Effect of Outstanding Options and Warrants. We have outstanding 1,600,000 Warrants to purchase 1,600,000 shares of Common Stock for $6.50 per share (subject to adjustment in certain circumstances). In addition, we have outstanding 425,000 Bridge Warrants to purchase 425,000 shares of Common Stock, the Unit Purchase Option to purchase an aggregate of 320,000 shares of Common Stock assuming exercise of the underlying warrants, additional warrants to purchase 205,510 shares of Common Stock and 190,948 shares of Common Stock reserved for issuance under the Company's 1997 Stock Plan, under which 123,760 options were outstanding as of September 30, 1999, subject to vesting requirements. In March 1998, we issued David Brewer warrants to purchase 1,344,444 shares of Common Stock of which warrants to purchase 1,032,844 shares of Common Stock are still outstanding. Holders of such options and warrants may exercise them at a time when we would otherwise be able to obtain additional equity capital on terms more favorable to us. Moreover, while these options and warrants are outstanding, our ability to obtain financing on favorable terms may be adversely affected.

     Possible Volatility of Stock Price. We believe factors such as quarterly fluctuations in financial results and announcements of new technology or products or regulatory developments in the telephone industry may cause the market price of our securities to fluctuate, perhaps substantially. These fluctuations, as well as general economic conditions, such as recessions or high interest rates, may adversely affect the market price of our securities.

     Possible Delisting of Securities from The Nasdaq Stock Market. While the Company's Units, Common Stock and Warrants are currently listed on the Nasdaq SmallCap Market there can be no assurance that we will continue to meet the criteria for continued listing. Such requirements are (i) either at least $2,000,000 in tangible assets, a $35,000,000 market capitalization or net income of at least $500,000 in two of the three prior years, (ii) at least 500,000 shares in the public float valued at $1,000,000 or more, (iii) a minimum Common Stock bid price of $1.00,
(iv) at least two active market makers, and (v) at least 300 holders of the Common Stock. For a period late in fiscal year 1998, the bid price for our Common Stock fell below $1.00. While the bid price has since risen above $1.00, if we are unable to satisfy Nasdaq's maintenance requirements, our securities may be delisted from Nasdaq. In such event, trading, if any, in the Units, Common Stock and Warrants would thereafter be conducted in the over-the- counter market in the so-called "pink sheets" or the NASD's "Electronic Bulletin Board." Consequently, the liquidity of our securities could be impaired, not only in the number of securities which could be bought and sold, but also through delays in the timing of transactions and lower prices for our securities than might otherwise be attained.

     Risk of Low-Price ("Penny") Stocks. If our securities were to be delisted from Nasdaq, they could become subject to Rule 15g-9 under the Securities Exchange Act of 1934, as amended (the "Exchange Act"), which imposes additional sales practice requirements on broker-dealers which sell such securities to persons other than established customers and "accredited investors" (generally, individuals with a net worth in excess of $1,000,000 or annual incomes exceeding $200,000, or $300,000 together with their spouses). For transactions covered by this rule, a broker-dealer must make a special suitability determination for the purchaser and have received the purchaser's written consent to the transaction prior to sale. Consequently, the rule may adversely affect the ability of broker-dealers to sell our securities.

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

     The foregoing penny stock restrictions will not apply to our securities if such securities are listed on Nasdaq and have certain price and volume information provided on a current and continuing basis or if we meet certain minimum net tangible assets or average revenue criteria. There can be no assurance that our securities will qualify for exemption from these restrictions. In any event, even if our securities were exempt from such restrictions, we would remain subject to Section 15(b)(6) of the Exchange Act, which gives the Commission the authority to prohibit any person that is engaged in unlawful conduct while participating in a distribution of a penny stock from associating with a broker-dealer or participating in a distribution of a penny stock, if the Commission finds that such a restriction would be in the public interest. If our securities were subject to the rules on penny stocks, the market liquidity for our securities could be severely adversely affected.

ITEM 2. DESCRIPTION OF PROPERTY.

     Our principal executive offices are located at 1054 South DeAnza Boulevard, Suite 105, San Jose, California 95129. The facilities consist of approximately 4,982 square feet of office space pursuant to a lease that expires March 31, 2001. We will both renew our lease and acquire more space if available or enter into a lease for new premises in the local area.

ITEM 3. LEGAL PROCEEDINGS.

The Company is not a party to any litigation.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

     No matters were submitted to a vote by security holders during the fourth quarter of fiscal 1999.

     PART II

ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

(a)  1. Market for Common Equity.

     Since August 28, 1997, the effective date of our initial public offering, our Common Stock, Class A Warrants and Units consisting of one share of Common Stock and one Class A Warrant were listed on the Nasdaq SmallCap Market under the symbols NTFY, NTFYW and NTFYU, respectively.

     The quarterly high and low sales prices of our Common Stock during the last two fiscal years are as follows:
     NTFY  Common Stock

FISCAL YEAR ENDED                           Closing Sales    Daily Average Trading
 September 30, 1999        High     Low        Prices                Volume

------------------------------------------------------------------------------------
Fourth Quarter            $8.875   $5.750          $7.656                     37,302
------------------------------------------------------------------------------------
Third Quarter             $9.000   $6.313          $6.750                     69,606
------------------------------------------------------------------------------------
Second Quarter            $9.375   $1.188          $8.125                    258,109
------------------------------------------------------------------------------------
First Quarter             $2.500   $0.750          $1.125                      4,072
------------------------------------------------------------------------------------
FISCAL YEAR ENDED
 September 30, 1998
------------------------------------------------------------------------------------
Fourth Quarter            $2.813   $0.875          $0.969                      4,585
------------------------------------------------------------------------------------
Third Quarter             $6.375   $2.000          $2.375                     12,349
------------------------------------------------------------------------------------
Second Quarter            $2.375   $1.625          $2.188                        951
------------------------------------------------------------------------------------
First Quarter             $3.875   $2.125          $2.125                      4,410
------------------------------------------------------------------------------------


     The quarterly high and low sales prices of our Class A Warrants during the last two fiscal years, are as follows:

NTFYW  Warrants

FISCAL YEAR ENDED                           Closing Sales    Daily Average Trading
 September 30, 1999        High     Low        Prices                Volume

------------------------------------------------------------------------------------
Fourth Quarter            $3.219   $1.688          $2.688                     23,928
------------------------------------------------------------------------------------
Third Quarter             $3.250   $1.969          $2.031                     45,664
------------------------------------------------------------------------------------
Second Quarter            $3.375   $0.156          $2.500                     73,187
------------------------------------------------------------------------------------
First Quarter             $0.438   $0.156          $0.156                      1,013
------------------------------------------------------------------------------------
FISCAL YEAR ENDED
 September 30, 1998
------------------------------------------------------------------------------------
Fourth Quarter            $0.563   $0.156          $0.156                      1,890
------------------------------------------------------------------------------------
Third Quarter             $1.375   $0.375          $0.563                      3,680
------------------------------------------------------------------------------------
Second Quarter            $0.500   $0.375          $0.500                      1,595
------------------------------------------------------------------------------------
First Quarter             $1.500   $0.375          $0.750                      5,409
------------------------------------------------------------------------------------

     The quarterly high and low sales prices of our Units during the last two fiscal years are as follows:

NTFYU    Units

FISCAL YEAR ENDED                            Closing Sales    Daily Average Trading
 September 30, 1999        High      Low        Prices                Volume

-------------------------------------------------------------------------------------
Fourth Quarter            $12.063   $7.500         $10.625                        408
-------------------------------------------------------------------------------------
Third Quarter             $12.438   $8.313         $ 9.250                        645
-------------------------------------------------------------------------------------
Second Quarter            $12.000   $1.438         $10.000                      8,938
-------------------------------------------------------------------------------------
First Quarter             $ 2.750   $1.000         $ 1.500                      2,660
-------------------------------------------------------------------------------------
FISCAL YEAR ENDED
 September 30, 1998
-------------------------------------------------------------------------------------
Fourth Quarter            $ 3.125   $1.000         $ 1.250                      2,781
-------------------------------------------------------------------------------------

                                     II-1

Third Quarter             $ 6.750   $2.250         $ 3.000                      3,864
-------------------------------------------------------------------------------------
Second Quarter            $ 3.000   $2.125         $ 3.000                      6,003
-------------------------------------------------------------------------------------
First Quarter             $ 5.250   $2.188         $ 2.500                     17,054
-------------------------------------------------------------------------------------

These quotations reflect inter-dealer prices, without retail mark-up, mark- down or commission, and may not represent actual transactions.

     Shareholders. As of December 21, 1999, there were approximately 73 holders of record of our Common Stock and Class A Warrants.

     Dividends. We have never declared or paid any cash dividends on its Common Stock. We currently anticipate that we will retain all future earnings for the expansion and operation of its business and do not anticipate paying cash dividends in the foreseeable future.

     2. Recent Sales of Unregistered Securities.

     In March 1999, we sold to David Brewer 850,000 shares of common stock and warrants to purchase 1,344,444 shares of common stock for an aggregate consideration of $3,043,360. The warrants consisted of four warrants to purchase 155,800 shares of common stock at $3.60 per share and one warrant to purchase 721,244 shares of common stock at $3.60 per share. Each of the four warrants originally expired upon the earlier of September 3, 2000 or 30 days after we meet certain product sales or revenue milestones. On October 13, 1999, David Brewer executed two of the warrants for a total of 311,600 shares of common stock and the Company received $1.1 million. At the same time, we renegotiated the two remaining warrants to restate the milestone on one and extended both warrants until March 1, 2001 or 30 days after we meet certain
product sales or revenue milestones.   If we achieve these milestones, we
anticipate that Mr. Brewer will choose to exercise the warrants and we will receive as much as $1.1 million in additional funding. However, there can be no assurances that we will meet such milestones or that Mr. Brewer will, in fact, exercise the warrants.

     In connection with the sale of the common shares and warrants to Mr. Brewer, we agreed to issue additional warrants to Mr. Brewer if we sell shares of common stock in a capital raising transaction at a price below $3.60 per share prior to the earlier of (i) March 3, 2002 or (ii) our calling our outstanding Class A warrants. Mr. Brewer also received certain demand registration rights and a right of first offer with respect to certain future issuance's of securities of the Company.

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION.

     THIS ANNUAL REPORT ON FORM 10-KSB CONTAINS FORWARD-LOOKING STATEMENTS WITHIN THE MEANING F SECTION 21E OF THE SECURITIES EXCHANGE ACT OF 1934, AS AMENDED, INCLUDING STATEMENTS THAT INCLUDE THE WORDS "BELIEVES", "EXPECTS", "ANTICIPATES" OR SIMILAR EXPRESSIONS. FORWARD-LOOKING STATEMENTS INCLUDE, BUT ARE NOT LIMITED TO, THOSE ITEMS IDENTIFIED WITH A FOOTNOTE (1) SYMBOL. SUCH FORWARD-LOOKING STATEMENTS INVOLVE KNOWN AND UNKNOWN RISKS, UNCERTAINTIES AND OTHER FACTORS THAT MAY CAUSE ACTUAL RESULTS, PERFORMANCE OR ACHIEVEMENTS OF THE COMPANY TO DIFFER MATERIALLY FROM THOSE EXPRESSED OR IMPLIED BY SUCH FORWARD-LOOKING STATEMENTS. SUCH FACTORS INCLUDE, AMONG OTHERS, THE FACTORS DISCUSSED BELOW UNDER THE CATION "FACTORS THAT MAY AFFECT FUTURE OPERATING RESULTS" AND ELSEWHERE IN THIS ANNUAL REPORT ON FORM 10-KSB. THE READER SHOULD CAREFULLY CONSIDER, TOGETHER WITH THE OTHER MATTERS REFERRED TO HEREIN, THE FACTORS SET FORTH UNDER THE CAPTION "RISK FACTORS". THE COMPANY CAUTIONS THE READER, HOWEVER, THAT THESE FACTORS MAY NOT BE EXHAUSTIVE.

OVERVIEW

     Notify Technology Corporation (the "Company") was incorporated in the State of California in August 1994. We are engaged in the development, manufacture, marketing and sale of computer telephony products for the business, Small Office Home Office ("SOHO") and residential marketplaces. In recent years, the number of individuals and businesses relying on their telephone company service provider to provide them with services such as voice mail and Centrex, a business-oriented service that eliminates the need for on-premise telephone switching equipment, has increased dramatically. Our products are designed to enhance the convenience and utility of these services by providing customers with features that are either not available or not included in standard service packages. Our Call Manager products incorporate caller-id, call waiting caller-id, and Voice Mail MessageAlert features. Our Centrex Receptionist product gives business and SOHO customers a cost-effective means of ensuring that incoming calls are properly routed even when a human attendant is not available. Our newly announced eLight and eView products provide users with e-mail notification without the necessity of logging into their mailbox. Our MessageAlert product, which we have sold over the last three years, is a mature product that is expected to see limited sales in the future. The MessageAlert is a product that increases the timeliness and ease of message retrieval for voice mail subscribers by providing a visual indication that a message has been received.

     We completed our IPO in September 1997, with net proceeds of approximately $6.2 million. Prior to the IPO, our working capital requirements were met through the sale of equity and debt securities and, to a lesser extent, product revenue and a line of credit. We have sustained significant operating losses in every fiscal period since inception and expect to incur substantial quarterly operating losses in the future. Our limited operating history makes the prediction of future operating results difficult if not impossible. Future operating results will depend on many factors, including the demand for our products, the level of product and price competition, our ability to expand our existing distribution channels and to create new distribution channels, and our ability to develop and market new products and control costs. There can be no assurance that our revenue will grow or be sustained in future periods or that we will ever achieve profitability.

RESULTS OF OPERATIONS

Revenue

     Our revenue has been derived from the sale of our Call Manager, Centrex Receptionist and MessageAlert products. Revenue consists primarily of gross revenue from the sale of telephony equipment and service income related to the Centrex Receptionist. Revenue for the fiscal year ended September 30, 1999 increased to $1,836,142 from $1,638,268 for the fiscal year ended September 30, 1998. Revenue was up from the previous year due to the introduction of the Call Manager product line and growth in Centrex Receptionist sales offset by a decline in sales of the Message Alert product. We do not expect our Message Alert products to be a significant source of revenue in fiscal 2000. We sell products in the United States primarily to regional bell operating companies and local exchange carriers. Two products accounted for 41% and 34% of total revenues in fiscal 1999. Another product accounted for 81% of total revenue in fiscal 1998. Significant portions of our revenue have been concentrated in a small number of customers although not necessarily the same customers each year. For example, two customers accounted for 55% and 11% of sales for the fiscal year ended September 30, 1999, and two customers accounted for 50% and 17% of sales for the fiscal year ended September 30, 1998. One of these customers had significant sales in both years.

Cost of Sales

     Cost of sales consists primarily of the cost to manufacture our products. Cost of sales increased to $1,721,029 in the fiscal year ended September 30, 1999 from $1,582,042 in the fiscal year ended September 30, 1998. This increase was the result of increased sales of our products for the use in telephone company promotional programs. Despite significant inventory write-downs recorded in the third and fourth quarter, our gross margin increased to 6% in fiscal 1999 from 3% in fiscal 1998. The write-downs were primarily related to MessageAlert product that has been largely replaced by the Call Manager product line as well as the write-down of certain Call Manager inventory to the lower of cost or market due to expedite costs incurred to achieve the initial volume deployment of the Call Manager product.

Research and Development

     Research and development expense consists principally of personnel costs, contract design services, development tooling and supply expenses. Research and development expense decreased to $1,361,792 for the fiscal year ended September 30, 1999 from $1,376,767 for the fiscal year ended September 30, 1998. This decrease was primarily the result of moving more development resources in house versus using contract design services. We expect to continue to move research and development activity in-house but there can be no assurance that significant cost savings will be achieved as the result of such actions.

     We expect that our investment in research and development will continue at or near, the current level for fiscal 2000 to complete the products under development and enhance our current products.

Sales and Marketing

     Sales and marketing expense consists primarily of personnel, consulting and travel costs and sales commissions related to our sales and marketing efforts. Sales and marketing expenses increased to $837,334 for the fiscal year ended September 30, 1999 from $589,295 for the fiscal year ended September 30, 1998. This increase was attributable primarily to the expansion of Customer Service, increased travel expense and increased commissions resulting from increased sales.

     We anticipate that sales and marketing expenses will increase significantly in future quarters as we hire additional sales and customer support personnel and attempt to expand our existing and create new distribution channels.

General and Administrative

General and administrative expense consists of general management and finance personnel, occupancy costs and professional fees and other general corporate expenses. General and administrative expenses increased to $1,136,779 for the fiscal year ended September 30, 1999 from $884,442 for the fiscal year ended September 30, 1998. These increases were primarily the result of additional rent, legal, accounting and corporate expense and increases in executive salaries. We expect that we will need to hire additional accounting and financial personnel in order to support anticipated growth.

Income Taxes

     There was no provision for federal or state income taxes in fiscal 1998 or 1999 as we incurred net operating losses. We expect to incur a net operating loss in future quarters and years. As of September 30, 1999, we had federal and state net operating loss carryforwards of approximately $16,000,000. The net loss carryforwards and certain research and development tax credit carryforwards will expire in tax years 2002 through 2019, if not utilized. Utilization of the net operating losses and credits may be subject to a substantial annual limitation due to ownership change limitations provided by the Internal Revenue Code of 1986, as amended (the "Code"), and similar state provisions. The annual limitation may result in the expiration of net operating losses and credits carryforwards before full utilization. For financial reporting purposes, deferred tax assets primarily related to the net operating carryforwards recognized under Financial Accounting Standard No. 109, "Accounting for Income Taxes," has been fully offset by a valuation allowance.

Release of Escrow Securities

     In the event any Escrow Securities owned by security holders of the Company who are officers, directors, consultants or employees of the Company are released from escrow, compensation expense will be recorded for financial reporting purposes. Therefore, in the event we attain any of the earnings or stock price thresholds required for the release of the Escrow Securities, the release would be treated, for financial reporting purposes, as compensation expense to the Company. Accordingly, we will, in the event of the release of the Escrow Securities, recognize during the period that the earnings or stock price thresholds are met a substantial non-cash charge to earnings that would increase our loss or reduce or eliminate earnings, if any, at such time. The amount of this charge will be equal to the aggregate market price of such Escrow Securities at the time of release from escrow. Although the amount of compensation expense recognized by us will not affect our total shareholders' equity or cash flow, it may have a depressive effect on the market price of our securities.

LIQUIDITY AND CAPITAL RESOURCES

     Our financial statements are prepared and presented on a basis assuming we continue as a going concern. We had an accumulated deficit of $9.2 million at September 30, 1999 and incurred a net loss of $3.1 million for the year ended September 30,1999. Our recently developed products will need to attain favorable market acceptance to continue our research and development activities and fund operating expenses at current levels. Management believes that sufficient funds will be available from cash, cash equivalents, and operating activities to support the current level of operations through September 30, 2000. There can be no assurance that our new products will attain favorable market acceptance. If we are unable to attain certain goals, significant reductions in spending and the delay or cancellation of planned activities or more substantial restructuring of our organization may be necessary. In such an event, we intend to implement expense reduction plans in a timely manner to enable us to meet our cash requirements through at least September 30, 2000. These actions would have material adverse effects on our business, results of operations, and prospects.

     Over the last two years, we have financed our operations primarily through sales of equity and debt securities and bank lines of credit. In the fiscal years ended September 30, 1999 and 1998, the net cash used in operating activities equaled $2,868,342 and $2,617,101, respectively. We anticipate that we will have a negative cash flow from operating activities in future quarters and years.

     In March 1999, we sold to David Brewer 850,000 shares of common stock and issued warrants to purchase 1,344,444 shares of common stock for an aggregate consideration of $3,043,360. The warrants consisted of four warrants to purchase 155,800 shares of common stock at $3.60 per share and one warrant to purchase 721,244 shares of common stock at $3.60 per share. Each of the four warrants originally expired upon the earlier of September 3, 2000 or 30 days after we meet certain product sales or revenue milestones. On October 13, 1999, David Brewer executed two of the warrants for a total of 311,600 shares of common stock and the Company received $1.1 million. At the same time, we renegotiated the two remaining warrants to restate the milestone on one and extend both warrants until March 1, 2001 or 30 days after we meet certain
product sales or revenue milestones.   If we achieve these milestones, we
anticipate that Mr. Brewer will choose to exercise the warrants and we will receive as much as $1.1 million in additional funding. However, there can be no assurances that we will meet such milestones or that Mr. Brewer will, in fact, exercise the warrants.

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

     With respect to Area 1 and Area 2, we have completed an internal review of equipment and software and performed research on product documentation or web site disclosures regarding Y2K to determine major areas of Y2K exposure. In those instances where Y2K disclosures are not available and the equipment or application utilizes date sensitive features, the equipment or software has been replaced with Y2K compatible product. With respect to Area 3, we have completed our evaluation of our reliance on third parties to determine whether their Y2K compliance will adequately assure uninterrupted operations and no significant issues have been discovered.

     We have completed Phase I and Phase II of the Y2K program with respect to all three of the major areas. We believe that we rely on systems, applications and third-party relationships that, if not Y2K compliant prior to the end of 1999, could have material adverse impact on business, financial condition and results of operations. Our Phase II contingency planning could not fully provide for all possible events and there can be no assurance that there will be an alternative option available where we are sole sourced on certain product should there be an interruption in the supply. Our product is commonly customer specific and replacement product from an alternate manufacturer may not be acceptable to the customer and rarely available in the time frame required by our normal sales contracts

     With respect to Phase III testing and certification, we are completing certification testing and expect to have all the critical systems tested before the end of 1999. There can be no assurance that our testing will completely assure uninterrupted operations and that any interruption, should it occur, would not have a material adverse effect on our business, financial condition and results of operations.

ITEM 7.  FINANCIAL STATEMENTS

The information required by this item is set forth on pages F-1 through F-16.

ITEM 8. CHANGES IN AND DISAGREEMETS WITH ACOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

NONE

                         Notify Technology Corporation

                              Financial Statements

                    Years ended September 30, 1999 and 1998





                                    Contents

       Report of Independent Auditors   F-2

Audited Financial Statements

Balance Sheet.....................................................   F-3
Statements of Operations..........................................   F-4
Statements of Shareholders' Equity................................   F-5
Statements of Cash Flows..........................................   F-6
Notes to Financial Statements.....................................   F-7

               Report of Ernst & Young LLP, Independent Auditors

The Board of Directors and Shareholders
Notify Technology Corporation

We have audited the accompanying balance sheet of Notify Technology Corporation as of September 30, 1999, and the related statements of operations, shareholders' equity, and cash flows for the years ended September 30, 1999 and 1998. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Notify Technology Corporation at September 30, 1999, and the results of its operations and its cash flows for the years ended September 30, 1999 and 1998, in conformity with generally accepted accounting principles.

                                                  /s/ Ernst & Young LLP

San Jose, California
October 25, 1999

                         NOTIFY TECHNOLOGY CORPORATION

                                 BALANCE SHEET

                                                                                     September 30, 1999
                                                                                ------------------------

Assets
Current assets:
 Cash and cash equivalents......................................................             $ 2,121,753
 Accounts receivable, net of allowance for doubtful accounts of $15,609.........
                                                                                                 677,032
 Inventories....................................................................                 534,467
 Other current assets...........................................................                 140,579
                                                                                ------------------------
Total current assets............................................................               3,473,831

Property and equipment, net.....................................................                 240,024

Other assets....................................................................                  72,110
                                                                                             $ 3,785,965
                                                                                ========================

Liabilities and shareholders' equity
Current liabilities:
 Accounts payable...............................................................             $   419,416
 Other accrued liabilities......................................................                 344,917
 Accrued payroll and related....................................................                 184,828

Total current liabilities.......................................................                 949,161

Commitments and contingencies

Shareholders' equity:
 Preferred stock, $0.001 par value, 5,000,000 shares authorized, none issued
  and outstanding...............................................................                       -

 Common stock, $0.001 par value, 15,000,000 shares authorized, 4,403,177 shares
  issued and outstanding in 1999................................................                   4,403

 Additional paid-in capital.....................................................              12,163,151
 Notes receivable from shareholders.............................................                  (7,026)
 Deferred compensation..........................................................                (116,688)
 Accumulated deficit............................................................              (9,207,036)
Total shareholders' equity......................................................               2,836,804
                                                                                ------------------------
Total liabilities and shareholders' equity......................................             $ 3,785,965
                                                                                ========================


                             SEE ACCOMPANYING NOTES

                         NOTIFY TECHNOLOGY CORPORATION

                            STATEMENTS OF OPERATIONS

                                                                                  Years ended September 30,
                                                                                1999                     1998
                                                                    -------------------------------------------------

Product sales.......................................................             $ 1,836,142              $ 1,638,268
Cost of sales.......................................................               1,721,029                1,582,042

Gross profit........................................................                 115,113                   56,226

Operating costs and expenses:
 Research and development...........................................               1,361,792                1,376,767
 Sales and marketing................................................                 837,334                  589,295
 General and administrative.........................................               1,136,779                  884,442
Total operating costs and expenses..................................               3,335,905                2,850,504
                                                                    -------------------------------------------------

Loss from operations................................................              (3,220,792)              (2,794,278)

Other income and expense, net.......................................                  97,508                  176,717

Net loss............................................................             $(3,123,284)             $(2,617,561)


Basic and diluted net loss per share................................                  $(1.11)                  $(1.14)


Weighted-average shares used in computing net loss per share........               2,801,410                2,296,449
                                                                    =================================================



                             SEE ACCOMPANYING NOTES

                         NOTIFY TECHNOLOGY CORPORATION

                       STATEMENTS OF SHAREHOLDERS' EQUITY


                                  Common      Stock     Additional         Notes           Deferred      Accumulated        Total
                               ----------   -------     Paid-In      Receivable from    Compensation      Deficit      Shareholders'

                                 Shares     Amount      Capital        Shareholders                                        Equity


                               ----------------------------------------------------------------------------------------------------

Balance at September 30, 1997..   3,547,214    $3,547    $ 8,942,916         $(15,775)     $       -   $(3,466,191)    $ 5,464,497
 Repurchases of common stock
  from shareholder.............      (7,544)       (7)          (550)                 -               -              -        (557)

 Repayment of notes receivable
  from shareholders............           -         -              -              4,378               -              -       4,378

 Proceeds from exercise of
  options and warrants.........       1,899         2          3,051                  -               -              -       3,053

 Net loss and comprehensive
  net loss.....................           -         -              -                  -               -     (2,617,561) (2,617,561)


Balance at September 30, 1998..   3,541,569     3,542      8,945,417            (11,397)              -     (6,083,75     2,853,810
 Repurchases of common stock
  from                               (2,784)       (3)        (1,117)                 -               -              -      (1,120)
 shareholder...................
 Repayment of notes receivable
  from                                    -         -              -              4,371               -              -        4,371
 shareholders..................
 Proceeds from exercise of
  options and                        14,392        14          8,029                  -               -              -       8,043
 warrants......................
 Issuance of common shares
  pursuant to private               850,000       850      3,043,360                  -               -              -   3,044,210
  offering, net of issuance
  costs........................

 Deferred compensation
  relating to grant of stock              -         -        167,462                  -        (167,462)             -          -
  options......................

 Amortization of deferred                 -         -              -                  -          50,774              -     50,774
  compensation.................
 Net loss and comprehensive
  net loss.....................           -         -              -                  -               -     (3,123,284) (3,123,284)

Balance at September 30, 1999..   4,403,177    $4,403    $12,163,151           $ (7,026)      $(116,688)   $(9,207,036) $ 2,836,804
                           ========================================================================================================




                             SEE ACCOMPANYING NOTES

                         NOTIFY TECHNOLOGY CORPORATION

                            STATEMENTS OF CASH FLOWS

                                                                                       Years ended September 30,
                                                                                     1999                     1998
                                                                         -------------------------------------------------

Operating activities
Net loss.................................................................             $(3,123,284)             $(2,617,561)
Adjustments to reconcile net loss to net cash used in operating activities:
  Depreciation and amortization..........................................                 151,689                   54,207
  Amortization of deferred compensation..................................                  50,774                        -
  Changes in operating assets and liabilities:
   Accounts receivable...................................................                (588,164)                 348,037
   Inventory.............................................................                 293,857                  267,255
   Other current assets..................................................                 (47,822)                (214,142)
   Accounts payable......................................................                 185,236                 (481,174)
   Other accrued liabilities.............................................                 209,372                   26,277
Net cash used in operating activities....................................              (2,868,342)              (2,617,101)
                                                                         -------------------------------------------------

Investing activities
Expenditures for property and equipment..................................                (183,022)                 (65,825)
Net cash used in investing activities....................................                (183,022)                 (65,825)
                                                                         -------------------------------------------------

Financing activities
Proceeds from exercise of options and warrants...........................                   8,043                    3,052
Proceeds from issuance of common stock...................................               3,044,210                        -
Repayments under line of credit..........................................                       -                  (36,665)
Payments on notes payable to shareholders................................                       -                 (200,000)
Payments of notes receivable from shareholders...........................                   4,371                    4,175
Payments on repurchase of unvested stock.................................                  (1,120)                    (354)
Net cash provided by (used in) financing activities......................               3,055,504                 (229,792)
                                                                         -------------------------------------------------

Net increase (decrease) in cash and cash equivalents.....................                   4,140               (2,912,718)
Cash and cash equivalents at beginning of period.........................               2,117,613                5,030,331
Cash and cash equivalents at end of period...............................             $ 2,121,753              $ 2,117,613
                                                                         =================================================

Supplemental disclosure of cash flow information
Cash paid for interest...................................................   $  -                               $     1,949
                                                                         =================================================


                             SEE ACCOMPANYING NOTES

                         NOTIFY TECHNOLOGY CORPORATION

                         NOTES TO FINANCIAL STATEMENTS

                               September 30, 1999

1. Summary of Significant Accounting Policies

     Organization and Business

     On February 25, 1998, the Company changed its name from Notify Corporation to Notify Technology Corporation. Notify Technology Corporation (the Company) develops, manufactures, and markets computer telephony products.

     Liquidity and Capital Resources

     The Company's financial statements are prepared and presented on a basis assuming it continues as a going concern. At September 30, 1999, the Company had an accumulated deficit of $9,207,036 and incurred a net loss of $3,123,284 for the year ended September 30, 1999. The Company's recently developed products will need to attain favorable market acceptance to continue its research and development activities and fund operating expenses at current levels. Management believes that sufficient funds will be available from cash, cash equivalents, and operating activities to support the current level of operations through September 30, 2000. There can be no assurance that the Company's new products will attain favorable market acceptance. If the Company is unable to attain certain revenue goals, significant reductions in spending and the delay or cancelation of planned activities or more substantial restructuring of the Company may be necessary. In such event, the Company intends to implement expense reduction plans in a timely manner to enable the Company to meet its cash requirements through at least September 30, 2000. These actions would have material adverse effects on the Company's business, results of operations, and prospects.

     Cash and Cash Equivalents

     The Company considers all highly liquid investments with a maturity of three months or less when purchased to be cash equivalents. The Company is exposed to credit risk in the event of default by the financial institutions to the extent of amounts recorded on the balance sheet.

                         NOTIFY TECHNOLOGY CORPORATION

     Inventories

     Inventories are stated at the lesser of actual cost, on a first-in, first-out basis, or market and consist of the following:

                                                          September 30,
                                                              1999
                                                   ------------------------

Raw materials......................................                $287,022
Work-in-process....................................                 114,863
Finished goods.....................................                 132,582
                                                                   $534,467
                                                   ========================

     Property and Equipment

     Property and equipment are stated at cost and depreciated or amortized on a straight-line basis of the lesser of the estimated useful lives of the asset or the lease term. The estimated useful lives range from three to five years.

     Other Assets

     At September 30, 1999, other assets primarily consist of a prepaid royalty for certain technology rights, which is being amortized on a straight-line basis over a three-year period through December 2000.

     Revenue Recognition

     Product sales are recognized upon product shipment.

     Use of Estimates

     The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

     Concentration of Credit Risk

     The Company performs ongoing credit evaluations and generally requires no collateral. The Company maintains reserves for credit losses, and such losses have been within management's expectations. As of September 30, 1999, two customers accounted for 26% and 23% of accounts receivable.

                         NOTIFY TECHNOLOGY CORPORATION

     Stock Options

     The Company accounts for its stock option plan in accordance with provisions of the Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" (APB No. 25), because the Company believes the alternative fair value accounting provided for under Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation" (SFAS No. 123), requires the use of option valuation models that were not developed for use in valuing employee stock options. Under APB No. 25, because the exercise price of the Company's employee stock options equals the market price of the underlying stock on the date of grant, no compensation expense is recognized.

     Net Loss Per Share

     Basic and fully dilutive net loss per share is calculated in accordance with Statement of Financial Accounting Standards No. 128, "Earnings per Share" (SFAS 128). All earnings per share amounts for all periods have been presented and, where necessary, restated to conform to the SFAS 128 requirements. The weighted average number of common shares used in the net loss per share calculation was reduced by the common stock and potential common shares placed in escrow in connection with the Company's initial public offering.

     Options to purchase 123,760 and 54,000 shares of common stock were outstanding at September 30, 1999 and 1998, respectively, but were not included in the computation of diluted net loss per share as the effect would be antidilutive.

     Comprehensive Income

     In June 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income" (SFAS
130). SFAS 130 establishes standards for the reporting and display of comprehensive income and its components and is effective for fiscal years beginning after December 15, 1997. The Company adopted SFAS 130 in fiscal 1999. The adoption of SFAS 130 had no impact on the Company's net loss or shareholders' equity.

2. Note Receivable

In fiscal 1998, the Company issued an unsecured $50,000 note receivable to a supplier, which was fully collected in fiscal 1999.

                         NOTIFY TECHNOLOGY CORPORATION

3. Property and Equipment

     Property and equipment consist of the following:

                                                          September 30,
                                                               1999
                                                    -----------------------

Furniture and office equipment......................               $367,500
Software............................................                 57,204
Leasehold improvements..............................                  2,246

                                                                    426,950
Less accumulated depreciation
and amortization....................................                186,926
                                                                   $240,024
                                                    =======================

4. Commitments and Contingencies

     The Company currently occupies a facility under an operating lease, which expires in March 2001, and contains renewal options to extend the lease term for one two-year period. Future minimum payments under this lease for the year ended September 30, 2000 and 2001 are $149,000 and $75,000, respectively.

     Rent expense totaled $146,000 and $112,000 for the years ended September 30, 1999 and 1998, respectively.

     At September 30, 1999, the Company had $527,000 of outstanding letters of credit to its suppliers.

5. Shareholders' Equity

     Preferred Stock

     The Board of Directors has the authority, without any further vote or action by the shareholders, to provide for the issuance of 5,000,000 shares of preferred stock from time to time in one or more series with such designation, rights, preferences, and limitations as the Board of Directors may determine, including the consideration received therefore, the number of shares comprising each series, dividend rates, redemption provisions, liquidation preferences, redemption and fund provisions, conversion rights, and voting rights, all without the approval of the holders of common stock.

                         NOTIFY TECHNOLOGY CORPORATION

     Common Stock

     The following table summarizes shares of common stock reserved for future issuance by the Company:

                                                          September 30,
                                                              1999
                                                   ------------------------

1997 Stock Option Plan.............................                 190,948
Warrant agreements.................................               3,450,388
                                                                  3,641,336
                                                   ========================

     In connection with an offering to the public in August 1997 (the Offering), the Company granted an underwriter an option to purchase up to 160,000 units (consisting of one share of common stock and one Class A warrant), exercisable at $7.00 per unit, commencing in August 2000 and expiring in August 2002.

     In March 1999, the Company issued 850,000 shares of common stock for proceeds of $3,043,360, net of issuance costs approximating $16,000. In connection with this private placement, the Company also issued warrants to purchase 1,344,444 shares of common stock at an exercise price of $3.60.

     The warrants consist of four warrants to purchase 155,800 shares of common stock, expiring upon the earlier of September 3, 2000 or 30 days after the Company meets certain product sales or revenue milestones, and one warrant to purchase 721,244 shares of common stock, expiring in March 2003. The Company also agreed to issue additional warrants if it sells shares of common stock in a capital raising transaction at a price below $3.60 per share prior to the earlier of (i) March 30, 2002 or (ii) the date on which the Company calls the outstanding Class A warrants.

     Warrants to Purchase Common Stock

     At September 30, 1999, 2,025,000 Class A warrants issued in connection with the Offering and other financings were outstanding. Each Class A warrant entitles the holder to purchase one share of common stock at an exercise price of $6.50, subject to adjustment, at any time through August 2001. Under certain circumstances, the warrants are subject to redemption by the Company at $0.05 per warrant on 30 days written notice.

                         NOTIFY TECHNOLOGY CORPORATION

     In addition, at September 30, 1999, 1,344,444 warrants issued in connection with the private placement in March 1999 were outstanding, as well as 205,510 warrants to purchase shares of the Company's common stock, issued in connection with various financings. These warrants are exercisable at any time at prices ranging from $0.25 to $5.05 per share and expire at dates ranging from April 2000 to April 2002.

     At September 30, 1999, warrants to purchase common stock included 123,554 and 24,752 warrants held by three directors and one employee, respectively.

     On October 12, 1999, the Company received proceeds of $1,122,000 from the exercise of 311,600 of the warrants issued in connection with the private placement at a price of $3.60 per share.

     1997 Stock Option Plan

     In January 1997, the Company adopted the Notify Corporation 1997 Stock Plan (the Plan), which provides for the granting of stock options to employees, officers, consultants, and directors of the Company. Stock options are granted at fair market value on the date of grant with terms of up to ten years. A total of 200,000 shares of the Company's common stock were reserved for issuance under the Plan. Under the terms of these option grants, 25% of the options vest upon the first anniversary of the date of grant, and an additional 1/36 of the unvested shares vest ratably over the following 36 months.

     The following table summarizes stock option activity:

                                                                                   Options Outstanding
                                                                      ------------------------------------------
                                                           Shares
                                                         Available                             Weighted Average
                                                            For            Number of Shares          Price
                                                           Grant

                                                  --------------------------------------------------------------

Balance at September 30, 1997.....................             182,500               17,500               $4.750
  Grants..........................................             (79,875)              79,875               $2.145
  Cancelations....................................              41,500              (41,500)              $3.094
  Exercises.......................................                   -               (1,875)              $1.625

Balance at September 30, 1998.....................             144,125               54,000               $2.742
 Grants...........................................            (171,000)             171,000               $4.062
 Cancelations.....................................              94,063              (94,063)              $2,743
 Exercises........................................                   -               (7,177)              $0.906
Balances at September 30, 1999....................              67,188              123,760               $4.672
                                                  =========================================

                         NOTIFY TECHNOLOGY CORPORATION

     The following table summarizes outstanding and exercisable options at September 30, 1999:

                             Options Outstanding                      Options Exercisable
                 ---------------------------------------------------------------------------------
                                             Weighted            Number of       Weighted Average
                        Number of       Average Remaining         Options            Exercise
    Exercise             Options          Life in Years         Exercisable            Price
     Prices            Outstanding                                Shares


--------------------------------------------------------------------------------------------------

     $0.906                    51,760                 8.66              13,719              $0.906
     $3.781                    15,000                 9.40                   -              $3.781
     $7.344                    28,000                 9.64                   -              $7.344
     $7.750                    17,000                 9.91                   -              $7.750
     $7.656                    10,000                 9.97                   -              $7.656
     $7.906                     2,000                 9.67               2,000              $7.906
                              123,760                 9.26              15,719              $4.310
                 ====================                     ====================

     The weighted average fair value of options granted was $3.35 in 1999 and $1.40 in 1998.

     On October 13, 1998, the Company repriced 54,000 employee stock options to $0.906 per share.

     The Company has elected to follow APB No. 25 and related interpretations in accounting for its employee stock options because, as discussed below, the alternative fair value accounting provided for under SFAS 123 requires use of option valuation models that were not developed for use in valuing employee stock options. Under APB No. 25, because the exercise price of the Company's employee stock options equals the market price of the underlying common stock on the date of grant, no compensation expense is recognized.

     SFAS 123 requires pro forma information regarding net income and earnings per share as if the Company had accounted for its employee stock options granted subsequent to September 30, 1995 under the fair value method of SFAS 123. The fair value of the options was estimated at the date of grant using a Black-Scholes option pricing model with the following assumptions: a weighted average expected life of the option of four years; risk-free interest rates of 6.0%; dividend yields of 0.0%; and volatility factors of the expected market price of the Company's common stock of 136% and 112% for 1999 and 1998, respectively.

                         NOTIFY TECHNOLOGY CORPORATION

     The Black-Scholes option valuation model was developed for use in estimating the fair value of traded options that have no vesting restrictions and are fully transferable. In addition, option valuation models require the input of highly subjective assumptions, including the expected stock price volatility. Because the Company's employee stock options have characteristics significantly different from those of traded options and because changes in the subjective input assumptions can materially affect the fair value estimate, in management's opinion, the existing models do not necessarily provide a reliable single measure of the fair value of its employee stock options.

     For purposes of pro forma disclosures, the estimated fair value of the options is amortized to expense over the options' vesting period. The Company's pro forma information follows:

                                                               1999                     1998
                                                   -------------------------------------------------

Net loss:
 As reported.......................................             $(3,123,000)             $(2,618,000)
 Pro forma.........................................              (3,173,000)              (2,637,000)
Basic and diluted net loss per share:
 As reported.......................................             $     (1.11)             $     (1.14)
 Pro forma.........................................                   (1.13)                   (1.15)

     The Company recognized compensation expense of $51,000 in fiscal 1999 related to the grant of options to nonemployees.

     Escrow Securities

     In connection with the Offering, holders of the Company's common and preferred stock agreed to place 1,242,985 of their shares into escrow, and holders of certain warrants agreed to place warrants to purchase 126,759 shares of common stock into escrow. The securities will be released to the holders in the event specified levels of pretax income of the Company for the years ended September 30, 1998 to 2003 are achieved, or the market price of the Company's common stock attains specified targets during a 36-month period commencing from the effective date of the registration statement relating to the Company's public offering. Any securities remaining in escrow on September 30, 2003 will be forfeited, which securities will then be contributed to the Company's capital. The pretax income levels are subject to proportionate adjustment upon the issuance of certain securities subsequent to the Company's initial public offering.

                         NOTIFY TECHNOLOGY CORPORATION

     In the event that the foregoing earnings or market price levels are attained and the escrowed securities released, the Securities and Exchange Commission has adopted the position that the release of escrowed securities to officers, directors, employees, and consultants of the Company will be compensatory and, accordingly, will result in compensation expense for financial reporting purposes. The expense will equal the fair value of the escrowed securities on the date of release and will result in a material charge to operations. At September 30, 1999, the Company had not attained any of the specified earnings or market price levels.

6. Related Party Transactions

     The Company has an ongoing business relationship with a literature and product fulfillment company owned by a director of the Company. The Company uses this fulfillment company on a project by project basis to facilitate the distribution of its products. The Company paid this fulfillment company $4,000 and $61,100 during fiscal 1999 and 1998, respectively.

7. Income Taxes

     Due to operating losses, there is no provision for income taxes for 1999 or 1998. The expected statutory tax rate of 34% is offset by the inability to recognize an income tax benefit from the net operating losses.

     Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company's deferred tax assets for federal and state income taxes are as follows:

                                                                       September 30,
                                                               1999                     1998
                                                   -------------------------------------------------

Deferred tax assets:
 Net operating loss carryforwards..................             $ 3,000,000              $ 2,023,000
 Research credit carryforwards.....................                 150,000                   75,000
 Other temporary differences.......................                 350,000                  226,000

 Total deferred tax assets.........................               3,500,000                2,324,000

Valuation allowance................................              (3,500,000)              (2,324,000)
Net deferred tax assets............................             $         -              $         -
                                                   =================================================

                         NOTIFY TECHNOLOGY CORPORATION

     Realization of deferred tax assets is dependent on future earnings, the timing and amount of which are uncertain. Accordingly, a valuation allowance in an amount equal to the net deferred tax asset has been established to reflect these uncertainties. The change in the valuation allowance was a net increase of $1,176,000 and $935,000 for fiscal years 1999 and 1998, respectively.

     As of September 30, 1999, the Company had net operating loss carryforwards of approximately $16,000,000 for federal and California tax purposes, which will expire in years 2002 through 2019. As of September 30, 1999, the Company also had research and development tax credit carryforwards for federal and California tax purposes of approximately $110,000 and $60,000, respectively. The credits will expire in years 2010 through 2019, if not utilized. Utilization of net operating loss and tax credit carryforwards may be subject to a substantial annual limitation due to the ownership change limitations provided by the Internal Revenue Code of 1986, as amended, and similar state provisions. The annual limitation may result in the expiration of net operating loss and tax credit carryforwards before full utilization.

8. Industry Segment, Customer, and Geographic Information

     In June 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 131, "Disclosures about Segments of an Enterprise and Related Information" (SFAS 131). SFAS 131 changes standards for the way that public business enterprises identify and report operating segments in annual and interim financial statements. SFAS 131 requires selected information about an enterprise's operating segments. Currently, the Company has one operating segment by which management evaluates performance. Accordingly, there are no additional disclosure requirements involved with the Company's adoption of SFAS 131.

     The Company sells its products within the United States primarily to regional bell operating companies and local exchange carriers. Two products accounted for 41% and 34% of total revenues in fiscal 1999. Another product accounted for 81% of total revenue in fiscal 1998. One customer accounted for 11% and 50% of sales in fiscal 1999 and 1998, respectively. Two other customers accounted for 55% and 17% of sales in fiscal 1999 and 1998, respectively.

        PART III

ITEM 9.  MANAGEMENT

Paul F. DePond, founder of the Company, has served as its President, Chief Executive Officer and Chairman of the Board of Directors since the Company's inception in August 1994. From September 1992 through May 1994, Mr. DePond served as Vice President Corporate Marketing of Telebit Corporation, a supplier of high speed modems and dialup remote access products. From January 1991 through September 1992, Mr. DePond served as Vice President, Marketing, of Alantec Corporation, a manufacturer of networking products. Mr. DePond received a B.S. in Electrical Engineering and Computer Engineering in 1979, and an M.A. in Computer Science in 1980, each from the University of Michigan at Ann Arbor.

Gerald W. Rice has served as Chief Financial Officer and Secretary of the Company since August 1994. From November 1993 to June 1996, he owned Comprehensive Business Services, a financial services company franchise. From April 1992 to April 1993, Mr. Rice served as Controller at Surface Science Instruments, a manufacturer of capital equipment for surface chemical analysis. From June 1990 to April 1992, Mr. Rice was Vice President of Finance and Secretary of Applied Dielectrics, a manufacturer of microwave circuit boards. Mr. Rice received an A.A. from Ohlone Community College in 1969 and a B.A. in Accounting from California State College of Stanislaus in 1971.

Gaylan I. Larson has served as Vice President of Operations and as a Director of the Company since August 1994. From January 1991 to August 1994, Mr. Larson was Chief Operating Officer of SportSense, Inc., a manufacturer of golf training equipment. Prior to SportSense, Mr. Larson served as General Manager of the Data Systems Division of Hewlett-Packard Company, a company with which he had an 18 year relationship. Mr. Larson received an A.A. from Sacramento Junior College in 1959, a B.S. in Electrical Engineering from University of California, Berkeley in 1961, and a M.S.E.E. in Engineering from Newark College of Engineering in 1965.

Dane Russell has served as Vice President of Sales of the Company since October 1999. Russell, 46, has 18 years of sales management experience. Prior to joining Notify, Mr. Russell served as Worldwide Sales Director, at Lucent Technologies, elemedia(R) venture, responsible for Voice Over IP technology sales and third party relationships. Before Lucent, Russell held several senior sales management positions at Cypress Research and 3M's Data Storage and Optical Technology Division.

Maurice Hamoy has served as Vice President of Marketing of the Company since December 1999. Hamoy, with over 25 years of marketing experience, served as the Vice President of Marketing at Software Publishing Corporation, (NASDAQ: VIZY), where he was responsible for implementing the company's a new product marketing strategy focused on the Internet. Before SPC, Hamoy served in several senior management positions at Inset Systems, Inc., a privately held graphics company that pioneered the use of graphics on the Internet.

        The information required in Items 10-12 is hereby incorporated by reference from our definitive proxy statement for the Annual Meeting of Shareholders to be held on February 23, 2000.

                                     III-1

ITEM 13.  EXHIBITS AND REPORTS ON FORM 8-K

(a)      Exhibits

3.1(1)   Restated Articles of Incorporation of Registrant.

3.3(1)   Bylaws of Registrant, as amended to date.

10.1(1)+ Employment Agreement dated as of March 1, 1997 between the Company and
         Paul DePond (as amended).

10.2(1)+ Employment Agreement dated as of March 1, 1997 between the Company and
         Gaylan Larson (as amended).

10.3(1)+ Employment Agreement dated as of March 1, 1997 between the Company and
         Gerald Rice (as amended).

10.4(1)  Form of Indemnification Agreement

10.5(1) Escrow Agreement by and between Registrant, the American Stock Transfer & Trust Company and certain security holders of the Registrant (as amended).

10.6(1)+ Registrant's 1997 Stock Plan.

10.7(1)  Lease between Registrant and C.C. Poon.

10.8(1)++Nonexclusive Technology License Agreement between Registrant and Active
         Voice Corporation dated April 30, 1997.

10.9(1)  Form of Warrant Agreement.

10.10(1) Form of Underwriter's Unit Purchase Option.

10.11(2) Securities Purchase Agreement dated as of March 24, 1999 between the
         Company and David Brewer

10.12 Amendment No.1 dated October 7,1999 to Securities Purchase Agreement dated as of March 4, 1999 between the Company and David Brewer

23.1     Consent of Ernst & Young LLP, Independent Auditors (see page F-2).

24.1     Power of Attorney (see page III-3).

27.1     Financial Data Schedule.
---------

 1 Incorporated by reference to exhibits filed in response to Item 27, "Exhibits," of the Company's Registration Statement on Form SB-2 (File No. 333-23369), declared effective on August 28, 1997.

 2 Incorporated by reference to Exhibit 10.11 of Post-effective Amendment No. 3 to the Company's registration statement on Form SB-2 (File No. 333-23369)

 ++ Confidential treatment has been granted with respect to portions of this exhibit.

 +   The item listed is a compensatory plan.

(b)  Reports on Form 8-K

     During the quarter ended September 30, 1999, the Company filed no reports on Form 8-K.

                                     III-2

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, duly authorized, in the City of San Jose, California, on the 22nd day of December, 1999.

                         NOTIFY TECHNOLOGY CORPORATION

Dated:  December 22, 1999            By:   /s/ Paul F. DePond
       ------------------                 -------------------
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


SIGNATURE                                             TITLE                              DATE

/s/ Paul DePond                    President, Chief Executive Officer and        December 22, 1999
Paul DePond                        Chairman (Principal Executive Officer)


/s/ Gerald Rice                    Chief Financial Officer (Principal            December 22, 1999
Gerald Rice                        Financial and Accounting Officer)


/s/ Gaylan Larson                  Vice President, Operations and Director       December 22, 1999
Gaylan Larson

/s/ Michael Ballard                Director                                      December 22, 1999
Michael Ballard

/s/ MICHAEL SMITH                  Director                                      December 22, 1999
Michael Smith

/s/ ANDREW PLEVIN                  Director                                      December 22, 1999
Andrew Plevin

                                     III-3

         EXHIBIT INDEX

EXHIBIT
 NO.                               DESCRIPTION
-------                            -----------


3.1(1)   Restated Articles of Incorporation of Registrant.

3.3(1)   Bylaws of Registrant, as amended to date.

10.1(1)+ Employment Agreement dated as of March 1, 1997 between the Company and
         Paul DePond (as amended).

10.2(1)+ Employment Agreement dated as of March 1, 1997 between the Company and
         Gaylan Larson (as amended).

10.3(1)+ Employment Agreement dated as of March 1, 1997 between the Company and
         Gerald Rice (as amended).

10.4(1)  Form of Indemnification Agreement

10.5(1) Escrow Agreement by and between Registrant, the American Stock Transfer & Trust Company and certain security holders of the Registrant (as amended).

10.6(1)+ Registrant's 1997 Stock Plan.

10.7(1)  Lease between Registrant and C.C. Poon.

10.8(1)++Nonexclusive Technology License Agreement between Registrant and Active
         Voice Corporation dated April 30, 1997.

10.9(1)  Form of Warrant Agreement.

10.10(1) Form of Underwriter's Unit Purchase Option.

10.11(2) Securities Purchase Agreement dated as of March 24, 1999 between the
         Company and David Brewer

10.12 Amendment No.1 dated October 7,1999 to Securities Purchase Agreement dated as of March 4, 1999 between the Company and David Brewer

23.1     Consent of Ernst & Young LLP, Independent Auditors (see page F-2).

24.1     Power of Attorney (see page III-3).

27.1     Financial Data Schedule.
-----------

1 Incorporated by reference to exhibits filed in response to Item 27, "Exhibits," of the Company's Registration Statement on Form SB-2 (File No. 333-23369), declared effective on August 28, 1997.

2 Incorporated by reference to Exhibit 10.11 of Post-effective Amendment No. 3 to the Company's registration statement on Form SB-2 (File No. 333-23369 )

++ Confidential treatment has been granted with respect to portions of this exhibit.

+        The item listed is a compensatory plan.

                                     III-4