Form 10QSB
period 1999-12-31
NOTIFY TECHNOLOGY CORP
filed 2000-02-14
CIK 1031980

                   U. S. Securities and Exchange Commission
                            Washington, D.C.  20549

                                  FORM 10-QSB

                                  (Mark One)

[ X ] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended December 31, 1999

                                       or

[   ] Transition Report Pursuant to Section 13 of 15(d) of the Securities
Exchange Act of 1934
For the Transition Period From ____________ to ______________

                       Commission File number  000-23025

============================================================================

                         NOTIFY TECHNOLOGY CORPORATION
                         -----------------------------
       (Exact name of small business issuer as specified in its charter)

             CALIFORNIA                            77-0382248
(State or other jurisdiction of         (IRS Employer Identification No.)
 incorporation or organization)

                           1054 South De Anza Blvd.
                              San Jose, CA  95129
                              -------------------
                   (Address of principal executive offices)

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

                             Yes     X         No

     As of December 31, 1999 there were 4,714,668 shares of Common Stock outstanding.


                 Transitional Small Business Disclosure Format

                        Yes               No      X

     INDEX
     -----

PART I.  FINANCIAL INFORMATION (unaudited)

     Item 1.   Financial Statements: (unaudited)
               Balance Sheet as of December 31, 1999. . . . . . . . . . .   3

               Statements of Operations for the three-month periods ended
               December 31, 1999 and 1998 . . . . . . . . . . . . . . . .   4

               Statements of Cash Flows for the three-month periods ended
               December 31, 1999 and 1998 . . . . . . . . . . . . . . . .   5

               Notes to the Financial Statements. . . . . . . . . . . . .   6

     Item 2.   Management's Discussion and Analysis of Financial Condition
               and Results of Operations. . . . . . . . . . . . . . . . .   7

PART II.  OTHER INFORMATION

     Item 6.   Exhibits and Reports on Form 8-K . . . . . . . . . . . . .  10

SIGNATURES. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  10

PART I.  FINANCIAL INFORMATION (unaudited)

     Item 1.   Financial Statements

                         NOTIFY TECHNOLOGY CORPORATION
                                 BALANCE SHEET

                                                             December,
                                                               1999
                                                            -----------
Assets                                                      (unaudited)
Current assets:
          Cash and cash equivalents                         $ 2,593,343
          Accounts receivable                                   848,329
          Inventories                                           736,458
          Prepaid assets                                         67,548
                                                            -----------
Total current assets                                          4,245,678

Property and equipment, net                                     251,557
Other assets                                                     51,277
                                                            -----------
Total assets                                                $ 4,548,512
                                                            ===========

Liabilities and shareholders' equity
Current liabilities:
          Accounts payable                                      474,732
          Accrued liabilities                                   814,883
                                                            -----------
Total current liabilities                                     1,289,615

Shareholders' equity:
          Common stock                                            4,715
          Additional paid-in capital                         13,161,066
          Retained earnings                                  (9,906,884)
                                                            -----------
Total shareholders' equity                                    3,258,897
                                                            -----------
    Total liabilities and shareholders' equity              $ 4,548,512
                                                            ===========

See accompanying notes to unaudited financial statements

                         NOTIFY TECHNOLOGY CORPORATION
                            STATEMENTS OF OPERATIONS

                                               Three months
                                             ended December 31,
                                          1999                1998
                                       ----------         ----------
                                       (Unaudited)        (Unaudited)

Product sales                           $1,069,678         $  226,344
Cost of sales                              735,445            112,300
                                        ----------         ----------
Gross profit                               334,233            114,044

Operating expenses:
     Research & development                379,036            327,375
     Sales and marketing                   318,386            186,989
     General and administrative            363,261            226,287
Total operating expenses                 1,060,683            740,651
                                        ----------         ----------

Loss from operations                      (726,450)          (626,607)

Other (income) and expense, net            (26,601)           (20,776)

Net loss                                $ (699,849)        $ (605,831)
                                        ==========         ==========

Basic and diluted net loss per share        $(0.20)            $(0.26)
                                        ==========         ==========

Weighted average shares outstanding      3,432,946          2,298,584
                                        ==========         ==========

See accompanying notes to unaudited financial statements

                         NOTIFY TECHNOLOGY CORPORATION
                           STATEMENTS OF CASH FLOWS

                                                                Three-Month
                                                                  Period
                                                             Ended December 31,
                                                             1999          1998
                                                        ----------------------------
                                                              (Unaudited)
Cash Flows used in operating activities:
Net loss                                                $ (699,849)       $ (605,831)
Adjustments to reconcile net loss to cash used in
   Operating activities:
      Depreciation and amortization                         47,317            16,619
   Changes in operating assets and activities:
      Accounts receivable                                 (171,296)           12,426
      Inventories                                         (201,991)           (7,918)
      Accounts payable                                      55,316           (63,141)
      Accrued liabilities                                  285,139           (43,409)
      Other current assets                                  73,031            33,011
                                                        ----------------------------
Net cash used in operating activities                     (612,333)         (658,243)
                                                        ----------------------------
      Prepaid assets
Cash flows used in investing activities:
   Expenditures for property & equipment                   (38,017)           (2,036)

Cash flows provided by financing activities:
   Proceeds from exercise of options and warrants        1,121,941            ------
                                                        ----------------------------
Net cash provided by (used in) financing activities      1,121,941            ------
                                                        ----------------------------

Net increase/(decrease) in cash and cash equivalents       471,591          (660,279)
Cash and cash equivalents at beginning of period         2,121,753         2,117,613
                                                        ----------------------------
Cash and cash equivalents at end of period              $2,593,344        $1,457,334
                                                        ============================

See accompanying notes to unaudited financial statements

NOTIFY TECHNOLOGY CORPORATION

NOTES TO THE FINANCIAL STATEMENTS (Unaudited)

     1.   BASIS OF PRESENTATION

     The accompanying unaudited financial statements of Notify Technology Corporation (referred to as "we", "us" and "our" unless the context otherwise requires) have been prepared in accordance with generally accepted accounting principles for interim financial information and the instructions of Regulation S-B Item 310(b) and Article 10 of Regulation S-X. The balance sheet as of December 31, 1999, and the statements of operations for the three-month periods ended December 31, 1999 and 1998 and the statements of cash flows for the three-month periods ended December 31, 1999 and 1998 are unaudited but include all adjustments (consisting only of normal recurring adjustments), which we consider necessary for a fair presentation of the financial position at such date and the operating results and cash flows for those periods. Although we believe that the disclosures in these financial statements are adequate to make the information presented not misleading, certain information normally included in financial statements and related footnotes prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission. The accompanying financial statements should be read in conjunction with the financial statements and notes thereto included in our Annual Report on Form 10-KSB for the year ended September 30, 1999.

     Results for any interim period are not necessarily indicative of results for any other interim period or for the entire year.

     2.   NET LOSS PER SHARE

     Net loss per share is computed using the weighted-average number of shares of common stock outstanding during the periods presented. Potential common shares are excluded from the computation as their effect is antidilutive in accordance with the Financial Accounting Standards Board Statement No. 128, "Earnings per Share" (SFAS 128), SFAS 128. The weighted average number of common shares used in the net loss per share calculation was reduced by the common stock and common stock equivalents placed in escrow in connection with the our initial public offering.

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

     4.   CASH EQUIVALENTS

     Cash equivalents consist mainly of money market funds and commercial paper that are highly liquid financial instruments that are readily convertible to cash. We have not incurred losses related to these instruments. As of December 31, 1999, we had no material investments in debt or equity securities.

NOTIFY TECHNOLOGY CORPORATION

     5.   INVENTORIES

     Inventories consist principally of raw materials and subassemblies, which are stated at lower of cost (first-in, first-out) or market.

                                                       December 31,
                                                           1999
                                                ------------------------
     Raw Materials                                      $172,785
     Work In Process                                     394,547
     Finished Goods                                      169,126
                                                ------------------------
                                                        $736,458
                                                ========================

     6.    INCOME TAXES

     Due to the our loss position, there was no provision for income taxes for the three month periods ended December 31, 1999 and 1998.

     7.   SHAREHOLDERS EQUITY

     On October 12, 1999, we received proceeds of $1,121,760 from the exercise of warrants to purchase 311,600 shares of common stock.

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS:

     The following discussion should be read in conjunction with the unaudited financial statements and notes thereto included in Part I - Item 1 of this Quarterly Report and the audited financial statements and notes thereto and Management's Discussion and Analysis of Financial Condition and Results of Operations contained in our Annual Report on Form 10-KSB for the year ended September 30, 1999.

RESULTS OF OPERATIONS

     Three-Month Periods Ended December 31, 1999 and 1998

     Revenue consists of gross revenue less product returns. Sales of the Call Manager product, which began shipping in the third quarter of fiscal 1999, represented 58% of our revenue in the three month period ended December 31, 1999. Sales of the Centrex Receptionist represented 27% of our revenue in the three month period ended December 31, 1999 compared to 75% in the three month period ended December 31, 1998. Sales of the MessageAlert represented 3% of our revenue in the three month period ended December 31, 1999 compared to 21% in the three month period ended December 31, 1998. Revenue for the three month period ended December 31, 1999 increased to $1,069,678 from $226,344 for the three month period ended December 31, 1998. Revenue was up from the previous year primarily due to increased sales of the Call Manager product line and, to a lessor extent, growth in Centrex Receptionist sales. Sales to telephone companies were 84% and 78% of revenue for the three-month periods ended December 31, 1999 and 1998, respectively. One customer accounted for 29% and 72% of sales in the three month periods ended December 31, 1999 and 1998, respectively. Two other customers accounted for 24% and 21% of sales in the three month period ended December 31, 1999.

     Most of the Call Manager revenue in the three-month period ended December 31, 1999 was derived from telephone company promotional programs utilizing the Call Manager product as a customer acquisition device. Conversely, most of the revenue from the Centrex Receptionist came from continuing, non-promotional telephone company programs resulting in more consistent sales. As the timing and size of promotional programs using our Call Manager products is uncertain, we anticipate we will continue to experience substantial variances in quarterly revenue.

NOTIFY TECHNOLOGY CORPORATION

     In addition, the older MessageAlert product line aimed solely at Voice Mail customer acquisition has decreased in importance as the demand for adjuncts that support Voice Mail only services has decreased. Based upon requests for quotations from telephone companies, we believe the trend toward bundling services will continue to make the Call Manager product line more important to our future than the MessageAlert product line.

     Cost of sales consists primarily of the cost to manufacture our products. Cost of sales increased to $735,445 in the three month period ended December 31, 1999 from $112,300 for the three month period ended December 31, 1998. This increase was the result of increased sales of the Call Manager product line.

     Our gross margin performance decreased to 31.2% in the three month period ended December 31, 1999 compared to 50.4% in the three month period ended December 31, 1998. This decline occurred because the Call Manager product constituted an increased proportion of our sales in the three month period ended December 31, 1999. The Call Manager product has significantly lower margins than the Centrex Receptionist due to competitive pressures but is generally sold in much higher volumes.

     Research and development expense consists primarily of personnel costs, contract engineering expense, testing expense and supply expenses. Research and development expense increased to $379,036 for the three month period ended December 31, 1999 from $327,375 for the three month period ended December 31, 1998. Research and development cost increases in the three month period ending December 31, 1999 reflect the growth of our staff that supports the Got Mail product development.

     Sales and marketing expense consists primarily of personnel costs, travel costs and sales commissions related to our sales and marketing efforts. Sales and marketing costs increased to $318,386 for the three month period ended December 31, 1999 from $186,989 for the three month period ended December 31, 1998. This increase was due to an increase in the size of the customer service department to support the Centrex Receptionist product line and the addition of a Vice President of Sales and a Vice President of Marketing. We have been expanding our ability to manage the rollout of the Got Mail product line and to provide better support for the growing Call Manager and Centrex Receptionist product lines. We also made a larger investment in promoting our products at the Consumer Electronics Show held in Las Vegas in January 2000.

     General and administrative expense consists of general management and finance personnel costs, occupancy expense, accounting expense and legal expense. General and administrative expenses increased to $363,261 for the three month period ended December 31, 1999 from $226,287 for the three month period ended December 31, 1998. The increase is primarily due to the Company's increased public and investor communication efforts and a rise in recruiting expenses for senior staff members.

LIQUIDITY AND CAPITAL RESOURCES

     Cash used in operating activities decreased to $612,233 for the three month period ending December 31, 1999 from $658,243 for the three month period ending December 31, 1998. Cash used in operating activities for the three month period ending December 31, 1999 was primarily related to operations as well as an increase in inventory for the Call Manager product line and an increase in accounts receivable offset by an increase in accrued liabilities. The cash used in operating activities for the three month period ended December 31, 1998 was primarily related to operations.

     Cash was provided by financing activities relate primarily to the proceeds of $1,121,760 from the exercise of warrants to purchase 311,600 shares of common stock.

NOTIFY TECHNOLOGY CORPORATION

     We believe research and development spending will continue at or above the current level as improvement and further development of existing and new products continues. We also anticipate that sufficient funds will be available from cash, cash equivalents, and operating activities to support the current level of operations through September 30, 2000. There can be no assurance that our new products will attain favorable market acceptance. If we are unable to attain certain goals, significant reductions in spending and the delay or cancellation of planned activities or more substantial restructuring of our organization may be necessary. In such an event, we intend to implement expense reduction plans in a timely manner to enable us to meet our cash requirements through at least September 30, 2000. These actions would have material adverse effects on our business, results of operations, and prospects.

IMPACT OF THE YEAR 2000 ISSUE

     The Year 2000 Issue was the result of computer programs being written using two digits rather than four to define the applicable year. Computer programs that have date sensitive software may recognize a date using "00" as the year 1900 rather than the year 2000.

     We developed a three-phase program to limit or eliminate Y2K exposures. Phase I was to identify those systems, applications and third-party relationships that had exposure to Y2K disruptions in operations. Phase II was the development and implementation of action plans to achieve Y2K compliance in all areas prior to the end of 1999. Also included in Phase II was the development of contingency plans that would have been implemented had Y2K compliance not been achieved in order to minimize disruptions in operations. Phase III was the final testing or equivalent certification of testing of each major area of exposure to ensure compliance. We completed all phases before the end of 1999.

          As of December 31, 1999, we identified costs related to replacement or remediation and testing of our computer information systems and implemented internal computer and software upgrades to bring the internal systems into compliance with the Year 2000. The total cost of our Y2K compliance programs was primarily confined to the replacement of internal personal computers. The funds for these costs was part of our cash flow from operations and capital expenditures.

     No Y2K problems occurred as a result of passing into calendar year 2000. We have found no evidence of Y2K problems in our internal systems. No users of our products have yet notified us of any Y2K problems connected with the use of our products. No vendors have yet informed us any problems related to Y2K and deliveries of material to us has not been interrupted. Based on the currently available information, we do not believe the Year 2000 issue will have a material effect on our financial condition or results of operations.

NOTIFY TECHNOLOGY CORPORATION

FORWARD LOOKING STATEMENTS

     Statements in this report regarding product development efforts, capital resources, future business activities and Y2K compliance are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, and are subject to the safe harbors created thereby. Actual results could differ materially from these forward-looking statements as a result of the following factors: business conditions and growth in the telecommunications industry and general economics, both domestic and international; lower than expected customer orders and timing of actual orders; the timing and extent to which telephone companies adopt, initiate and promote programs involving the our products; competition from other suppliers of telephony adjunct devices; changes in product mix or distribution channels; technological difficulties and resource constraints encountered in developing new products; and additional factors discussed from time to time in our public reports filed with the Securities and Exchange Commission.

PART II.  OTHER INFORMATION

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K

          (a)  Exhibits
               27.1     Financial Data Schedule

          (b)  Reports on Form 8-K
               No reports on Form 8-K were required to be filed during the quarter ended December 31, 1999, for which this report is filed.



                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                            NOTIFY TECHNOLOGY CORPORATION



     Dated:  February 11, 2000

                            /s/ Gerald W. Rice
                            Chief Financial Officer
                            (Principal Financial and Accounting Officer)