Form 10QSB
period 2000-03-31
NOTIFY TECHNOLOGY CORP
filed 2000-05-15
CIK 1031980

                   U. S. Securities and Exchange Commission
                            Washington, D.C.  20549

                                  FORM 10-QSB

                                   (Mark One)

[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities
    Exchange Act of 1934 For the quarterly period ended March 31, 2000
                                       or
[ ] Transition Report Pursuant to Section 13 of 15(d) of the Securities
    Exchange Act of 1934 For the Transition Period From _______ to_________

                       Commission File number  000-23025

============================================================================
                         NOTIFY TECHNOLOGY CORPORATION
                         -----------------------------
       (Exact name of small business issuer as specified in its charter)

             CALIFORNIA                                     77-0382248
(State or other jurisdiction                                (IRS Employer
 of incorporation or organization)                       Identification No.)

                            1054 South De Anza Blvd.
                              San Jose, CA  95129
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

                                     Yes [X]    No

     As of March 31, 2000 there were 4,721,576 shares of Common Stock outstanding.


                Transitional Small Business Disclosure Format

                                     Yes        No [X]

INDEX
-----

PART I.  FINANCIAL INFORMATION (unaudited)
     Item 1. Financial Statements: (unaudited)

             Balance Sheet as of March 31, 2000..........................................................    3

             Statements of Operations for the three-month and six-month
             periods ended March 31, 2000 and 1999.......................................................    4

             Statements of Cash Flows for the six-month periods
             ended March 31, 2000 and 1999...............................................................    5

             Notes to the Financial Statements...........................................................    6

     Item 2. Management's Discussion and Analysis of Financial Condition
             and Results of Operations...................................................................    7

PART II. OTHER INFORMATION

     Item 2. Changes in Securities and Use of Proceeds...................................................   10

     Item 4. Submission of matters to a vote of security holders.........................................   10

     Item 6. Exhibits and Reports on Form 8-K............................................................   10

SIGNATURES..............................................................................................   10

PART I.  FINANCIAL INFORMATION (unaudited)

     Item 1. Financial Statements

                         NOTIFY TECHNOLOGY CORPORATION
                                 BALANCE SHEET

                                                                          March,
                                                                           2000
                                                                        (unaudited)
             Assets
             Current assets:
                     Cash and cash equivalents                          $  2,226,688
                     Accounts receivable                                   1,119,594
                     Inventories                                             693,895
                     Prepaid assets                                           50,403
                                                                        ------------
             Total current assets                                          4,090,580

             Property and equipment, net                                     255,171
             Other assets                                                     42,260
                                                                        ------------
             Total assets                                               $  4,388,011
                                                                        ============
             Liabilities and shareholders' equity
             Current liabilities:
                     Accounts payable                                        567,617
                     Accrued liabilities                                     681,471
                                                                        ------------
             Total current liabilities                                     1,249,088
             Shareholders' equity:
                     Common stock                                              4,878
                     Additional paid-in capital                           13,735,381
                     Retained earnings                                   (10,601,336)
                                                                        ------------
             Total shareholders' equity                                    3,138,923
                                                                        ------------
             Total liabilities and shareholders' equity                 $  4,388,011
                                                                        ============

See accompanying notes to unaudited financial statements

                         NOTIFY TECHNOLOGY CORPORATION
                            STATEMENTS OF OPERATIONS

                                                     Three-Month Periods                         Six-Month Periods
                                                       Ended March 31,                             Ended March 31,
                                                     -------------------                         ------------------
                                                 2000              1999                          2000           1999
                                                 ----              ----                          ----           ----
                                                       (Unaudited)                                   (Unaudited)
Product sales                                  $1,684,603        $  280,510                  $ 2,754,281          $  506,854
Cost of sales                                   1,287,101           168,906                    2,022,546             281,206
                                                ---------           -------                    ---------             -------

Gross profit                                      397,502           111,604                      731,735             225,648

Operating expenses:
    Research & development                        340,537           294,011                       719,573            621,385
    Sales and marketing                           343,601           170,305                       661,987            357,294
    General and administrative                    421,407           258,339                       784,668            484,627
                                                ---------           -------                     ---------          ---------

Total operating expenses                        1,105,545           722,655                     2,166,228          1,463,306
                                                ---------           -------                     ---------          ---------

Loss from operations                             (708,043)         (611,051)                   (1,434,493)        (1,237,658)

Other (income) and expense, net                   (13,592)          (17,132)                      (40,193)           (37,908)
                                                ---------           -------                    ---------             -------
Net loss                                       $ (694,451)       $ (593,919)                  $(1,394,300)       $(1,199,750)
                                                =========         =========                     =========          =========

Basic and diluted net loss per share               $(0.20)           $(0.23)                       $(0.40)            $(0.49)
                                                =========         =========                     =========          =========

Weighted average shares outstanding             3,553,612         2,586,004                     3,492,949          2,440,715
                                                =========         =========                     =========          =========

See accompanying notes to unaudited financial statements

                         NOTIFY TECHNOLOGY CORPORATION
                            STATEMENTS OF CASH FLOWS

                                                                                           Six-Month
                                                                                            Periods
                                                                                         Ended March 31,
                                                                                       ------------------
                                                                                       2000          1999
                                                                                       ----          ----
                                                                                          (Unaudited)
Cash Flows used in operating activities:
Net loss                                                                            $(1,394,300)     $(1,199,750)
Adjustments to reconcile net loss to cash used in
    Operating activities:
        Depreciation and amortization                                                    98,056           73,717
    Changes in operating assets and activities:
        Accounts receivable                                                            (442,562)         (57,744)
        Inventories                                                                    (159,428)        (256,544)
        Accounts payable                                                                148,200          (69,217)
        Accrued liabilities                                                             151,727          121,081
        Other current assets                                                             76,970           36,596
                                                                                    -----------        ---------
Net cash used in operating activities                                                (1,521,337)      (1,351,861)
                                                                                    -----------        ---------

Cash flows used in investing activities:
    Expenditures for property & equipment                                               (70,147)         (31,817)

Cash flows provided by financing activities:
    Proceed from issuance of common stock                                                    --        3,060,000
    Proceeds from exercise of options and warrants                                    1,696,419            3,384
    Repayments of notes receivable from shareholders                                         --            3,750
                                                                                    -----------        ---------
Net cash provided by financing activities                                             1,696,419        3,067,134
                                                                                    -----------        ---------

Net increase in cash and cash equivalents                                               104,935        1,683,456
Cash and cash equivalents at beginning of period                                      2,121,753        2,117,613
                                                                                    -----------        ---------
Cash and cash equivalents at end of period                                          $ 2,226,688      $ 3,801,069
                                                                                    ===========        =========

See accompanying notes to unaudited financial statements

NOTIFY TECHNOLOGY CORPORATION

NOTES TO THE FINANCIAL STATEMENTS (Unaudited)

     1.   BASIS OF PRESENTATION

     The accompanying unaudited financial statements of Notify Technology Corporation (referred to as "we", "us" and "our" unless the context otherwise requires) have been prepared in accordance with generally accepted accounting principles for interim financial information and the instructions of Regulation S-B Item 310(b) and Article 10 of Regulation S-X. The balance sheet as of March 31, 2000, and the statements of operations for the three-month and six-month periods ended March 31, 2000 and 1999 and the statements of cash flows for the six-month period ended March 31, 2000 are unaudited but include all adjustments (consisting only of normal recurring adjustments), which we consider necessary for a fair presentation of the financial position at such date and the operating results and cash flows for those periods. Although we believe that the disclosures in these financial statements are adequate to make the information presented not misleading, certain information normally included in financial statements and related footnotes prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission. The accompanying financial statements should be read in conjunction with the financial statements and notes thereto included in our Annual Report on Form 10-KSB for the year ended September 30, 1999.

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

     4.   CASH EQUIVALENTS

     Cash equivalents consist mainly of money market funds. As of March 31, 2000, we had no material investments in debt or equity securities.

     5.   INVENTORIES

     Inventories consist principally of raw materials and subassemblies, which are stated at lower of cost (first-in, first-out) or market.

                                                             March 31,
                                                               2000
                                                               ----
          Raw Materials                                      $155,089
          Work In Process                                     321,502
          Finished Goods                                      217,304
                                                              _______
                                                             $693,895
                                                              =======

NOTIFY TECHNOLOGY CORPORATION


     6.   INCOME TAXES

     Due to our loss position, there was no provision for income taxes for the three-month and six-month periods ended March 31, 2000 and 1999.

     7.   SHAREHOLDERS EQUITY

     On October 12, 1999, we received proceeds of $1,121,760 from the exercise of warrants to purchase 311,600 shares of common stock and on February 16, 2000, we received proceeds of $560,880 from the exercise of warrants to purchase 155,800 shares of common stock.

     On February 23, 2000, the shareholders of the Company voted to add 500,000 shares for issuance under the 1997 Stock Plan.

     8.   NEW ACCOUNTING PRONOUNCEMENTS

     In December 1999, the Securities and Exchange Commission (SEC) issued Staff Accounting Bulletin No. 101 (SAB 101), "Revenue Recognition," which provides guidance on the recognition, presentation and disclosure of revenue in financial statements filed with the SEC. SAB 101 outlines the basic criteria that must be met in order to recognize revenue and provides guidance for disclosures related to revenue recognition policies. Although we have not fully assessed the impact of adopting SAB 101 on our financial position and results of operations in 2000 and thereafter, we do not expect the effect, if any, to be material.

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

RESULTS OF OPERATIONS

     Three-Month Periods Ended March 31, 2000 and 1999

     Revenue consists of gross revenue less product returns. Sales of the Call Manager product, which began shipping in the third quarter of fiscal 1999, represented 76% of our revenue in the three month period ended March 31, 2000. Sales of the Centrex Receptionist represented 14% of our revenue in the three month period ended March 31, 2000 compared to 58% in the three month period ended March 31, 1999. Sales of the MessageAlert represented 1% of our revenue in the three month period ended March 31, 2000 compared to 35% in the three month period ended March 31, 1999. Revenue for the three month period ended March 31, 2000 increased to $1,684,603 from $280,510 for the three month period ended March 31, 1999. Revenue was up from the previous year due to increased sales of the Call Manager product line and, to a lessor extent, growth in Centrex Receptionist sales. Sales to telephone companies were 91% and 87% of revenue for the three-month periods ended March 31, 2000 and 1999, respectively. One customer accounted for 16% and 56% of sales in the three month periods ended March 31, 2000 and 1999, respectively. Two other customers accounted for 40% and 25% of sales in the three month period ended March 31, 2000.

     Most of the Call Manager revenue in the three-month period ended March 31, 2000 was derived from telephone company promotional programs utilizing the Call Manager product as a customer acquisition device. Conversely, most of the revenue from the Centrex Receptionist came from continuing, non-promotional telephone company programs resulting in more consistent sales. As the timing and size of promotional programs using our Call Manager products is uncertain, we anticipate we will continue to experience substantial variances in quarterly revenue.

NOTIFY TECHNOLOGY CORPORATION

     Cost of sales consists primarily of the cost to manufacture our products. Cost of sales increased to $1,287,101 in the three month period ended March 31, 2000 from $168,906 for the three month period ended March 31, 1999. This increase was the result of increased sales of the Call Manager product line.

     Our gross margin performance decreased to 23.6% in the three month period ended March 31, 2000 compared to 39.8% in the three month period ended March 31, 1999. This decline occurred because the Call Manager product constituted an increased proportion of our sales in the three month period ended March 31, 2000. The Call Manager product has significantly lower margins than the Centrex Receptionist due to competitive pressures and is sold in much higher volumes. The Call Manager is also manufactured off-shore and higher shipping costs occur as a result.

     Research and development expense consists primarily of personnel costs, testing expense, contract engineering expense and supply expenses. Research and development expense increased to $340,537 for the three month period ended March 31, 2000 from $294,011 for the three month period ended March 31, 1999.
Research and development cost increases in the three month period ending March 31, 2000 reflect the growth of our staff that supports the Got Mail product development.

     Sales and marketing expense consists primarily of personnel costs, show expense, travel costs and sales commissions related to our sales and marketing efforts. Sales and marketing costs increased to $343,601 for the three month period ended March 31, 2000 from $170,305 for the three month period ended March 31, 1999. Salaries increased due to the addition of a Vice President of Sales and a Vice President of Marketing and an increase in the size of the customer service department. We have been expanding our ability to manage the rollout of the Got Mail product line and to provide better support for the growing Call Manager and Centrex Receptionist product lines. We also made a larger investment in promoting our products at the Consumer Electronics Show held in Las Vegas in January 2000.

     General and administrative expense consists of general management and finance personnel costs, occupancy expense, investor and public relations costs, accounting expense and legal expense. General and administrative expenses increased to $421,407 for the three month period ended March 31, 2000 from $258,339 for the three month period ended March 31, 1999. The increase is primarily due to increased public and investor communication efforts and additional space costs to establish our Ohio facility.

     Six-Month Periods Ended March 31, 2000 and 1999

     Sales of the Call Manager represented 66% of our revenue in the six month period ended March 31, 2000 compared to no sales in the six month period ended March 31, 1999. Sales of the MessageAlert represented 1% of our revenue in the six month period ended March 31, 2000 compared to 35% in the six month period ended March 31, 1999. Sales of the Centrex Receptionist represented 16% of our revenue in the six month period ended March 31, 2000 compared to 65% in the six month period ended March 31, 1999. Revenue for the six month period ended March 31, 2000 increased to $2,754,281 from $506,854 for the six month period ended March 31, 1999. Revenue was up from the previous year due to telephone company caller-id promotions utilizing the our Call Manager product. Sales to telephone companies consisted of 92% and 87% of revenue for the six month periods ended March 31, 2000 and 1999, respectively. In addition, four customers accounted for 25%, 25%, 21% and 11% of sales in the six month period ended March 31, 2000 and two customers accounted for 69% and 9% of sales in the six month period ended March 31, 1999.

     Cost of sales increased to $2,022,546 in the six month period ended March 31, 2000 from $281,206 for the six month period ended March 31, 1999. This increase was the result of increased sales of the Call Manager product line. Our gross margin performance decreased to 26.6% in the six month period ended March 31, 2000 compared to 44.5% in the six month period ended March 31, 1999. This decline was the result of lower gross margins associated with volume pricing of the Call Manager product line that constituted a major portion of the increased revenue.

     Research and development expense increased to $719,573 for the six month period ended March 31, 2000 versus $621,385 for the six month period ended March 31, 1999. An increase in software design staff to develop and launch the Visual Got Mail product line was the major cause of the increase in the six month period ended March 31, 2000. This was offset by reduced spending on outside consultants and hardware development materials in the six month period ended March 31, 2000 versus the hardware deployment expenses that occurred in the six month period ended March 31, 1999.

NOTIFY TECHNOLOGY CORPORATION

     Sales and marketing costs increased to $661,987 for the six month period ended March 31, 2000 compared to $357,294 for the six month period ended March 31, 1999 due to an increase in personnel for customer service and the hiring of a Vice President of Sales and a Vice President of Marketing. Part of the increase was also due to an increased investment in the Consumer Electronics Show (CES) in January 1999.

     General and administrative expenses increased to $784,668 for the six month period ended March 31, 2000 from $484,627 for the six month period ended March 31, 1999. The most significant cause of this change was increased spending on investor public relations. Additional increases occurred in space costs, salary, depreciation and recruiting.

LIQUIDITY AND CAPITAL RESOURCES

     Cash used in operating activities decreased to $1,521,337 for the six month period ending March 31, 2000 from $1,351,861 for the six month period ending March 31, 1999. Cash used in operating activities for the six month period ending March 31, 2000 was primarily related to operations and an increase of Accounts Receivable generated by the increase in sales.

     Cash provided by financing activities relate primarily to the proceeds of $1,682,640 from the exercise of warrants to purchase 467,400 shares of common stock during the six month period ended March 31, 2000.

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

FORWARD LOOKING STATEMENTS

     Statements in this report regarding product development efforts, capital resources, future business activities and Y2K compliance are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, and are subject to the safe harbors created thereby. These forward looking statements include, but are not limited to (1) our statement that sufficient funds will be available to support our current level of expenditures through September 30, 2000 and (b) our belief that the Year 2000 issue will not have a material effect on our financial condition or results of operations. Actual results could differ materially from these forward-looking statements as a result of the following factors: business conditions and growth in the telecommunications industry and general economics, both domestic and international; lower than expected customer orders and timing of actual orders; the timing and extent to which telephone companies adopt, initiate and promote programs involving the our products; competition from other suppliers of telephony adjunct devices; changes in product mix or distribution channels; technological difficulties and resource constraints encountered in developing new products; and additional factors discussed from time to time in our public reports filed with the Securities and Exchange Commission.

NOTIFY TECHNOLOGY CORPORATION

PART II.  OTHER INFORMATION

ITEM 2    CHANGES IN SECURITIES

(d)  Sale of Unregistered Securities

     In February 2000, David Brewer exercised one warrant for 155,800 shares of common stock for an aggregate consideration of $560,880. Mr. Brewer is an accredited investor and no public solicitation occurred in connection with the offer and sale of securities. The offer and sale of the securities were exempt from the registration requirements of the Securities Act of 1933 pursuant to
Section 4 (2) thereunder.

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     We held our Annual Meeting of Shareholders on February 23, 2000. Out of 4,714,688 shares of Common Stock entitled to vote at such meeting, there were present in person or by proxy 3,932,975 shares. At the Annual Meeting, the shareholders of Notify Technology Corporation approved the following matters:

(a) The elections of Paul F. DePond, Michael Ballard, Gaylan I. Larson, Andrew Plevin and David Brewer as directors of Notify Technology Corporation for the ensuing year and until their successors are elected. The vote for the nominated directors was as follows:

     Paul F. DePond, 3,920,355 votes cast for and 12,620 votes against; Michael Ballard, 3,920,355 votes cast for and 12,620 votes against; Gaylan I. Larson, 3,920,355 votes cast for and 12,620 votes against; Andrew Plevin, 3,920,355 votes cast for and 12,620 votes against; David Brewer, 3,920,355 votes cast for and 12,620 votes against.

(b) An amendment to the Company's Bylaws to change the range of directors that may serve on the Board of Directors from a range of three to five directors to a range of five to nine directors. 2,456,087 votes were cast for and 24,330 votes against with 8,150 votes abstaining.
(c) To ratify and approve a 500,000 share increase in the number of shares of Common Stock issuable under the Company's 1997 stock plan. 2,413,534 votes were cast for and 61,313 votes against with 13,720 votes abstaining.
(d) The ratification of the appointment of Ernst & Young LLP as independent public auditors of the Company for the fiscal year ending September 30, 2000. 3,923,825 votes were cast for and 1,550 votes were cast against with 7,600 votes abstaining



ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K

          (a)   Exhibits
                27.1 Financial Data Schedule

          (b)   Reports on Form 8-K
                No reports on Form 8-K were required to be filed during the quarter ended March 31, 2000, for which this report is filed.


                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                            NOTIFY TECHNOLOGY CORPORATION


     Dated:  May 15, 2000

                            /s/ Gerald W. Rice
                            Chief Financial Officer
                            (Principal Financial and Accounting Officer)