Form 10QSB
period 2000-06-30
NOTIFY TECHNOLOGY CORP
filed 2000-08-14
CIK 1031980

NOTIFY TECHNOLOGY CORPORATION

                   U. S. Securities and Exchange Commission

                            Washington, D.C. 20549

                                  FORM 10-QSB

                                  (Mark One)

[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the quarterly period ended June 30, 2000

                                      or

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

                            Yes    X    No

     As of June 30, 2000 there were 4,885,291 shares of Common Stock outstanding.

                 Transitional Small Business Disclosure Format

                            Yes         No X

     INDEX
     -----
PART I.  FINANCIAL INFORMATION (unaudited)
         Item 1.      Financial Statements: (unaudited)

                      Balance Sheets as of June 30, 2000 and September 30, 1999.................  3

                      Statements of Operations for the three-month and nine-month periods ended June 30, 2000 and 1999......................................  4

                      Statements of Cash Flows for the nine-month periods ended
                      June 30, 2000 and 1999....................................................  5

                      Notes to the Financial Statements.........................................  6

         Item 2.      Management's Discussion and Analysis of Financial Condition
                      and Results of Operations.................................................  7

PART II.  OTHER INFORMATION

         Item 2.      Change in Securities......................................................  9

         Item 6.      Exhibits and Reports on Form 8-K.......................................... 10

SIGNATURES              ........................................................................ 10

PART I.  FINANCIAL INFORMATION (unaudited)

         Item 1.    Financial Statements

                         NOTIFY TECHNOLOGY CORPORATION
                                BALANCE SHEETS

                                                                              June,           September,
                                                                               2000              1999
                                                                            ---------         ---------
                                                                           (unaudited)
                   Assets
                   Current assets:
                              Cash and cash equivalents                   $     654,259   $   1,594,750
                              Restricted cash                                 1,342,633         527,003
                              Accounts receivable                               261,444         677,032
                              Inventories                                       624,209         534,467
                              Prepaid assets                                     32,672         140,579
                                                                          -------------   -------------
                   Total current assets                                       2,915,217       3,473,831

                   Property and equipment, net                                  262,338         240,024
                   Other assets                                                  56,877          72,110
                                                                          -------------   -------------
                        Total assets                                      $   3,234,432   $   3,785,965
                                                                          =============   =============

                   Liabilities and shareholders' equity
                   Current liabilities:
                              Accounts payable                            $     192,578   $     419,416
                              Accrued liabilities                               606,000         529,745
                                                                          -------------   -------------
                   Total current liabilities                                    798,578         949,161

                   Shareholders' equity:
                              Common stock                                        4,885           4,403
                              Additional paid-in capital                     13,763,720      12,039,437
                              Accumulated deficit                           (11,332,751)  $  (9,207,036)
                                                                          -------------   -------------
                   Total shareholders' equity                                 2,435,854       2,836,804
                                                                          -------------   -------------
                        Total liabilities and shareholders' equity        $   3,234,432   $   3,785,965
                                                                          =============   =============

See accompanying notes to unaudited financial statements

                         NOTIFY TECHNOLOGY CORPORATION
                           STATEMENTS OF OPERATIONS

                                               Three-Month Periods             Nine-Month Periods
                                                 Ended June 30,                  Ended June 30,
                                           2000             1999               2000            1999
                                       ------------     -----------         -----------     -----------
                                                (Unaudited)                        (Unaudited)
Product sales                          $   902,461      $   482,004         $ 3,656,742     $   988,858
Cost of sales                              591,315          501,814           2,613,861         783,020
                                       -----------      -----------         -----------     -----------
Gross profit                               311,146          (19,810)          1,042,881         205,838


Operating expenses:
        Research & development             339,110          372,476           1,058,683         993,861
        Sales and marketing                286,654          188,177             948,641         545,471
        General and administrative         428,184          294,051           1,212,852         778,678
                                       -----------      -----------         -----------     -----------
Total operating expenses                 1,053,948          854,704           3,220,176       2,318,010
                                       -----------      -----------         -----------     -----------

Loss from operations                      (742,802)        (874,514)         (2,177,295)     (2,112,172)

Other (income) and expense, net            (11,387)         (34,028)            (51,580)        (71,934)

                                       -----------      -----------         -----------     -----------
Net loss                               $  (731,415)     $  (840,486)        $(2,125,715)    $(2,040,238)
                                       ===========      ===========         ===========     ===========

Basic and diluted net loss per share   $     (0.20)     $     (0.27)        $     (0.60)    $     (0.76)
                                       ===========      ===========         ===========     ===========

Weighted average shares outstanding      3,652,714        3,158,756           3,546,010       2,699,465
                                       ===========      ===========         ===========     ===========

     See accompanying notes to unaudited financial statements

                         NOTIFY TECHNOLOGY CORPORATION
                           STATEMENTS OF CASH FLOWS

                                                               Nine-Month Periods
                                                                 Ended June 30,
                                                              2000          1999
                                                         ---------------------------
                                                                (Unaudited)
Cash flows used in operating activities:
Net loss                                                  $(2,125,715)   $(2,040,238)
Adjustments to reconcile net loss to cash used in
       Operating activities:
           Depreciation and amortization                      141,627         47,970


       Changes in operating assets and activities:
           Accounts receivable                                415,589       (216,461)
           Inventories                                        (89,743)      (248,879)
           Accounts payable                                  (226,838)       114,134
           Accrued liabilities                                 76,255        (92,442)
           Other current assets                                64,701        109,105
                                                          --------------------------
Net cash used in operating activities                      (1,744,124)    (2,326,811)
                                                          --------------------------

Cash flows used in investing activities:

     Expenditures for property & equipment                   (105,502)       (88,798)

Cash flows provided by financing activities:
     Proceed from issuance of common stock                        505      3,044,200
     Proceeds from exercise of options and warrants         1,724,260          7,374
     Repayments of notes receivable from shareholders              --          4,371
                                                          --------------------------
Net cash provided by financing activities                   1,724,765      3,055,945
                                                          --------------------------

Net increase/(decrease) in cash and cash equivalents         (124,861)       640,336
Cash and cash equivalents at beginning of period            2,121,753      2,117,613
                                                          --------------------------
Cash and cash equivalents at end of period                $ 1,996,892    $ 2,757,949
                                                          ==========================

     See accompanying notes to unaudited financial statements

NOTIFY TECHNOLOGY CORPORATION

NOTES TO THE FINANCIAL STATEMENTS (Unaudited)

     1.   BASIS OF PRESENTATION

     The accompanying unaudited financial statements of Notify Technology Corporation (referred to as "we", "us" and "our" unless the context otherwise requires) have been prepared in accordance with generally accepted accounting principles for interim financial information and the instructions of Regulation S-B Item 310(b) and Article 10 of Regulation S-X. The balance sheet as of June 30, 2000, and the statements of operations for the three-month and nine-month periods ended June 30, 2000 and 1999 and the statements of cash flows for the nine-month periods ended June 30, 2000 and 1999 are unaudited but include all adjustments (consisting only of normal recurring adjustments), which we consider necessary for a fair presentation of the financial position at such date and the operating results and cash flows for those periods. Although we believe that the disclosures in these financial statements are adequate to make the information presented not misleading, certain information normally included in financial statements and related footnotes prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission. The accompanying financial statements should be read in conjunction with the financial statements and notes thereto included in our Annual Report on Form 10-KSB for the year ended September 30, 1999.

     Results for any interim period are not necessarily indicative of results for any other interim period or for the entire year.

     The Company's financial statements are prepared and presented on a basis assuming it continues as a going concern. At June 30, 2000, the Company had an accumulated deficit of $11,332,751 and incurred a net loss of $3,123,284 and $2,125,715 for the year ended September 30, 1999 and the nine month period ended June 30, 2000, respectively. The Company's recently developed products will need to attain favorable market acceptance to continue its research and development activities and fund operating expenses. Management believes that sufficient funds will be available from cash, cash equivalents, and operating activities to support the planned level of operations through September 30, 2000 but not beyond. There can be no assurance that the Company's new products will attain favorable market acceptance. If the Company is unable to attain certain revenue goals or raise additional funding, significant reductions in spending and the delay or cancellation of planned activities or more substantial restructuring of the Company may be necessary. In such an event, the Company intends to implement expense reduction plans in a timely manner. These actions would have material adverse effects on the Company's business, results of operations, and prospects. The Company's ability to fund its operations beyond September 30, 2000 depends upon its success in raising additional financing. Management is currently evaluating a number of alternatives but does not have any firm commitments.

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

     4.   CASH EQUIVALENTS

     Cash equivalents consist mainly of money market funds. As of June 30, 2000, we had no material investments in debt or equity securities.

     5.   INVENTORIES

     Inventories consist principally of raw materials and subassemblies, which are stated at lower of cost (first-in, first-out) or market.

                                                    June 30,
                                                      2000
                                             ----------------------
                       Raw Materials               $ 115,704
                       Work In Process               344,491
                       Finished Goods                164,014
                                             ----------------------
                                                   $ 624,209
                                             ======================

     6.   INCOME TAXES

     Due to our loss position, there was no provision for income taxes for the three-month and nine-month periods ended June 30, 2000 and 1999.

     7.   COMMITMENTS

     At June 30, 2000, we had $1,342,633 of outstanding letters of credit to our suppliers. These letters of credit are secured by cash and cash equivalents of $1,342,633, which is included in restricted cash.

     8    SHAREHOLDERS' EQUITY

     On October 12, 1999, we received proceeds of $1,121,760 from the exercise of warrants to purchase 311,600 shares of common stock and on February 16, 2000, we received proceeds of $560,880 from the exercise of warrants to purchase 155,800 shares of common stock.

     On February 23, 2000, the shareholders of the Company approved a 500,000 share increase in the number of shares issuable under the 1997 Stock Plan.

     9.   NEW ACCOUNTING PRONOUNCEMENTS

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

     In March 2000, the Financial Accounting Standards Board issued FASB Interpretation No. 44 ("FIN"), "Accounting for Certain Transactions Involving Stock Compensation - an Interpretation of APB Opinion No. 25". FIN 44 clarifies the application of APB Opinion No. 25 and, among other issues, clarifies the following: the definition of an employee for purposes of applying APB Opinion No. 25; the criteria for determining whether a plan qualifies as a noncompensatory plan; the accounting consequence of various modifications to the terms of the previously fixed stock options or awards; and the accounting for an exchange of stock compensation awards in a business combination. FIN 44 is effective July 1, 2000, but certain conclusions in FIN 44 cover specific events that occurred after either December 15, 1998 or January 12, 2000. We do not expect the application of FIN 44 to have a material impact on our financial position or results of operations.

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

RESULTS OF OPERATIONS

     Revenue consists of gross revenue less product returns. Sales of the Call Manager product, which began shipping in the third quarter of fiscal 1999, represented 62% of our revenue in the three month period ended June 30, 2000 compared to 48% of our revenue in the three month period ended June 30, 1999 and 67% of our revenue in the nine month period ended June 30, 2000 compared to 24% of our revenue in the nine month period ended June 30, 1999. Sales of the Centrex Receptionist represented 23% of our revenue in the three month period ended June 30, 2000 compared to 42% in the three month period ended June 30, 1999 and 20% of our revenue in the nine month period ended June 30, 2000 compared to 56% in the nine month period ended June 30, 1999. Sales of the MessageAlert represented 1% of our revenue in the three month period ended June 30, 2000 compared to 10% in the three month period ended June 30, 1999 and 1% of our revenue in the nine month period ended June 30, 2000 compared to 20% in the nine month period ended June 30, 1999.

     Revenue for the three month period ended June 30, 2000 increased to $902,461 from $482,004 for the three month period ended June 30, 1999. Revenue for the nine month period ended June 30, 2000 increased to $3,656,742 from $988,858 for the nine month period ended June 30, 1999. Revenue was up from the previous year due to telephone company caller-id promotions utilizing our Call Manager product.

     Sales to telephone companies were 95% and 90% of revenue for the three-month periods ended June 30, 2000 and 1999, respectively. Sales to telephone companies consisted of 93% and 86% of revenue for the nine-month periods ended June 30, 2000 and 1999, respectively. One customer accounted for 27% and 46% of sales in the three-month periods ended June 30, 2000 and 1999, respectively. Two other customers accounted for 27% and 20% of sales in the three month period ended June 30, 2000.

     Most of the Call Manager revenue in the three-month and nine-month periods ended June 30, 2000 was derived from telephone company promotional programs utilizing the Call Manager product as a customer acquisition device. Conversely, most of the revenue from the Centrex Receptionist came from continuing, non-promotional telephone company programs resulting in more consistent sales. As the timing and size of promotional programs using our Call Manager products is uncertain, we anticipate we will continue to experience substantial variances in quarterly revenue.

     Cost of sales consists primarily of the cost to manufacture our products. Cost of sales increased to $591,315 in the three month period ended June 30, 2000 from $501,814 for the three month period ended June 30, 1999. Cost of sales increased to $2,613,861 in the nine month period ended June 30, 2000 from $783,020 for the nine month period ended June 30, 1999. This increase was the result of increased sales of the Call Manager product line.

     Our gross margin performance increased to 34.5% in the three month period ended June 30, 2000 compared to (4.1)% in the three month period ended June 30, 1999. The gross margin for the three month period ended June 30, 1999 was negatively impacted by our recording an inventory write-down of $119,178 in such period. Our gross margin performance increased to 28.5% in the nine month period ended June 30, 2000 compared to 20.8% in the nine month period ended June 30, 1999. This increase was the result of reductions in the cost of the Call Manager 100.

     Research and development expense consists primarily of personnel costs, testing expense, contract engineering expense and supply expenses. Research and development expense decreased to $339,110 for the three month period ended June 30, 2000 from $372,476 for the three month period ended June 30, 1999 and $1,058,683 for the nine month period ended June 30, 2000 versus $993,861 for the nine month period ended June 30, 1999. The change in research and development costs reflects the change in focus from developing hardware to developing software that supports our Got Mail service and our expansion into 2-way wireless applications.

     Sales and marketing expense consists primarily of personnel costs, show expense, travel costs and sales commissions related to our sales and marketing efforts. Sales and marketing costs increased to $286,654 for the three month period ended June 30, 2000 from $188,177 for the three month period ended June 30, 1999 and $948,641 for the nine month period ended June 30, 2000 compared to $545,471 for the nine month period ended June 30, 1999. Salaries increased due to the addition of a Vice President of Sales and a Vice President of Marketing and the increase in the size of the customer service department. We have been expanding our ability to manage the rollout of the Got Mail product line and to provide better support for the growing Call Manager and Centrex Receptionist product lines. We also made a larger investment in promoting our products at the Consumer Electronics Show held in Las Vegas in January 2000.

     General and administrative expense consists of general management and finance personnel costs, occupancy expense, investor and public relations costs, accounting expense and legal expense. General and administrative expenses increased to $428,184 for the three month period ended June 30, 2000 from $294,051 for the three month period ended June 30, 1999 and increased to $1,212,852 for the nine month period ended June 30, 2000 from $778,678 for the nine month period ended June 30, 1999. The increase is primarily due to increased public and investor communication efforts, the cost of public filings and additional space costs.

LIQUIDITY AND CAPITAL RESOURCES

     The Company's financial statements are prepared and presented on a basis assuming it continues as a going concern. At June 30, 2000, the Company had an accumulated deficit of $11,332,751 and incurred a net loss of $3,123,284 and $2,125,715 for the year ended September 30, 1999 and the nine month period ended June 30, 2000, respectively. The Company's recently developed products will need to attain favorable market acceptance to continue its research and development activities and fund operating expenses. Management believes that sufficient funds will be available from cash, cash equivalents, and operating activities to support the planned level of operations through September 30, 2000 but not beyond. There can be no assurance that the Company's new products will attain favorable market acceptance. If the Company is unable to attain certain revenue goals or raise additional funding, significant reductions in spending and the delay or cancellation of planned activities or more substantial restructuring of the Company may be necessary. In such an event, the Company intends to implement expense reduction plans in a timely manner. These actions would have material adverse effects on the Company's business, results of operations, and prospects. The Company's ability to fund its operations beyond September 30, 2000 depends upon its success in raising additional financing. Management is currently evaluating a number of alternatives but does not have any firm commitments.

     Cash used in operating activities decreased to $1,744,124 for the nine month period ending June 30, 2000 from $2,326,811 for the nine month period ending June 30, 1999. Cash used in operating activities for the nine month period ending June 30, 2000 was related to meeting operating costs and inventory for the Call Manager and Centrex Receptionist product lines.

     Cash provided by financing activities relate primarily to the proceeds of $1,719,634 from the exercise of warrants to purchase 477,115 shares of common stock during the nine month period ended June 30, 2000.

FORWARD LOOKING STATEMENTS

     Statements in this report regarding product development efforts, capital resources and future business activities are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and
Section 21E of the Securities Exchange Act of 1934, as amended, and are subject to the safe harbors created thereby. These forward looking statements include, but are not limited to our statement that sufficient funds will be available to support our current level of expenditures through September 30, 2000. Actual results could differ materially from these forward-looking statements as a result of the following factors: business conditions and growth in the telecommunications industry and general economics, both domestic and international; lower than expected customer orders and timing of actual orders; the timing and extent to which telephone companies adopt, initiate and promote programs involving our products; competition from other suppliers of telephony adjunct devices; changes in product mix or distribution channels; technological difficulties and resource constraints encountered in developing new products; and additional factors discussed from time to time in our public reports filed with the Securities and Exchange Commission.

PART II.  OTHER INFORMATION

ITEM 2.   CHANGE IN SECURITIES

     (c)  Sale of Unregistered Securities

     On April 19, 2000, Mr. Lar Karlsson exercised 5,401 warrants and received a total of 5,401 shares of common stock underlying the warrants for an aggregate exercise price of $27,275.

     On March 3, 2000, Mr. Arthur Laursen exercised 1,800 warrants and received a total of 1,800 shares of common stock underlying the warrants for an aggregate exercise price of $9,090.

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K

          (a)  Exhibits

               3.1 Amended and Restated Bylaws of Registrant. (incorporated herein by reference to Exhibit (3.2) to Post-Effective Amendment No. 4 to the Registrant's Registration Statement on Form SB-2, Reg. No. 333-23369, filed on April 18, 2000)

               10.1 Amendment No. 1 dated February 23, 2000 to Employment Agreement dated as of August 1, 1997 between Registrant and Paul DePond. (incorporated herein by reference to Exhibit (10.2) to Post-Effective Amendment No. 4 to the Registrant's Registration Statement on Form SB-2, Reg. No. 333-23369, filed on April 18,
               2000)

               10.2 Amendment No. 1 dated February 23, 2000 to Employment Agreement dated as of August 1, 1997 between Registrant and Gaylan Larson. (incorporated herein by reference to Exhibit (10.4) to Post-Effective Amendment No. 4 to the Registrant's Registration Statement on Form SB-2, Reg. No. 333-23369, filed on April 18, 2000)

               10.3 Amendment No. 1 dated February 23, 2000 to Employment Agreement dated as of August 1, 1997 between Registrant and Gerald Rice. (incorporated herein by reference to Exhibit (10.6) to Post-Effective Amendment No. 4 to the Registrant's Registration Statement on Form SB-2, Reg. No. 333-23369, filed on April 18, 2000)

               10.4 Registrant's 1997 Stock Plan, as amended. (incorporated herein by reference to Exhibit (10.9) to Post-Effective Amendment No. 4 to the Registrant's Registration Statement on Form SB-2, Reg. No. 333-23369, filed on April 18, 2000)

               10.5 Stock Option Agreement dated November 11, 1999 between Registrant and Dane Russell. (incorporated herein by reference to Exhibit (10.15) to Post-Effective Amendment No. 4 to the Registrant's Registration Statement on Form SB-2, Reg. No. 333-23369, filed on April 18, 2000)

               27.1   Financial Data Schedule

          (b)  Reports on Form 8-K
               No reports on Form 8-K were required to be filed during the quarter ended June 30, 2000, for which this report is filed.

                                  SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                           NOTIFY TECHNOLOGY CORPORATION

         Dated:  August 14, 2000

                                           /s/ Gerald W. Rice
                                           Chief Financial Officer
                                           (Principal Financial and Accounting
                                           Officer)