Form 10KSB40
period 2000-09-30
NOTIFY TECHNOLOGY CORP
filed 2000-12-29
CIK 1031980

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                    U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                               ----------------
                                  FORM 10-KSB

(Mark one)

[X] ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF
    1934

   For the Fiscal Year Ended September 30, 2000

                                       or

[_] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT
    OF 1934

                        Commission File Number 000-23025

                               ----------------
                         NOTIFY TECHNOLOGY CORPORATION
                 (Name of small business issuer in its charter)

                 California                                      77-0382248
        (State or other jurisdiction                          (I.R.S. Employer
      of incorporation or organization)                      Identification No.)

         1054 S. De Anza Blvd. Suite
          105 San Jose, California                                 95129
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

   Check if no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X]

   State issuer's revenues for its most recent fiscal year. $4,219,703

   The aggregate market value of the voting and non-voting common equity held by non-affiliates of the Registrant, based upon the closing sale price of the Common Stock on December 26, was approximately $7,587,000. Shares of Common Stock held by officers and directors and their affiliated entities have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily conclusive for other purposes.

   The number of shares outstanding of Registrant's common stock, $0.001 par value at September 30, 2000 was 4,887,058 shares.

   Portions of our proxy statement for our Annual Meeting of Shareholders to be held on March 8, 2001 are incorporated by reference into Part III of this Annual Report on Form 10-KSB.

   Transitional Small Business Disclosure Format (check one): Yes [_] No [X]

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                     PART I

                           FORWARD LOOKING STATEMENTS

   THIS ANNUAL REPORT ON FORM 10-KSB CONTAINS FORWARD-LOOKING STATEMENTS WITHIN THE MEANING OF SECTION 27A OF THE SECURITIES ACT OF 1933, AS AMENDED, AND
SECTION 21E OF THE SECURITIES EXCHANGE ACT OF 1934, AS AMENDED, INCLUDING STATEMENTS THAT INCLUDE THE WORDS "BELIEVES", "EXPECTS", "ANTICIPATES" OR SIMILAR EXPRESSIONS. FORWARD-LOOKING STATEMENTS INCLUDE, BUT ARE NOT LIMITED TO, THOSE ITEMS IDENTIFIED WITH THE ASTERISK (*) SYMBOL. SUCH FORWARD-LOOKING STATEMENTS INVOLVE KNOWN AND UNKNOWN RISKS, UNCERTAINTIES AND OTHER FACTORS THAT MAY CAUSE OUR ACTUAL RESULTS, PERFORMANCE OR ACHIEVEMENTS TO DIFFER MATERIALLY FROM THOSE EXPRESSED OR IMPLIED BY SUCH FORWARD-LOOKING STATEMENTS. THE READER SHOULD CAREFULLY CONSIDER, TOGETHER WITH THE OTHER MATTERS REFERRED TO HEREIN, THE FACTORS SET FORTH UNDER THE CAPTION "RISK FACTORS". WE CAUTION THE READER, HOWEVER, THAT THESE FACTORS MAY NOT BE EXHAUSTIVE.

ITEM 1. Description of Business.

   Notify Technology Corporation (also referred to as "we", "us" and "our" unless the context otherwise requires) was incorporated in the State of California in August 1994. We are an innovative communications application service provider of wireless and wireline messaging services. We are also a supplier of innovative call and message notification products and services and currently sell our products through OEM relationships with major telephone companies, telephone equipment distributors, Internet service providers and two-way wireless carriers.

   In recent years, the number of individuals and businesses relying on communication service providers to provide them with services such as voice mail, caller-id and wireless communication has increased. Our products are designed to enhance the convenience and utility of these services by providing customers with features that are either not available or not included in standard service packages. Our Call Manager products incorporate caller-id, call waiting caller-id, and telephone company voice mail notification. We provide an e-mail notification service with our Visual Got Mail technology and our Centrex Receptionist product gives Centrex business customers a cost-effective means of ensuring that incoming calls are properly routed even when a human attendant is not available. Our newly announced NotifyLink products and services provide users with two-way wireless e-mail notification and management while they are mobile.

Products

 NotifyLink

   We launched our NotifyLink product line in December 2000. NotifyLink is composed of a web based product called NotifyLink Internet Edition and a desktop product called NotifyLink Standard Edition. Our NotifyLink Internet Edition product is intended to provide the mobile "dial-up" e-mail user with access and management to the user's e-mail account while our NotifyLink Standard Edition product has been targeted for the "always on" user who is on a continuous connection to the Internet. The NotifyLink Internet service will provide users of Motorola's new T900 Talkabout Personal Information Communicator with wireless e-mail notification and management. The new wireless e-mail service works with most e-mail providers including AOL, Yahoo, and all POP3 mail systems. Users will be able to use the NotifyLink Internet service with their existing e-mail accounts. Users will register for the service via a web based interface typically linked to a specific Carrier. To set up the NotifyLink Internet service, the user will specify each e-mail account they want to monitor and set any appropriate filters. The user can tailor the notification by defining a "header" which contains information about the e-mail such as account, sender, subject, date and time, attachment names, attachment sizes, partial body text, and remaining character count. Once registered, the NotifyLink Internet service will check all specified e-mail accounts every hour. Users will have the capability to perform "on-demand checking" of any of their specified accounts at any time. Once the service determines that a user has new e-mail, a notification will be sent to the user in the format of a defined "header". The user will have the option to see "more" of the e-mail body or "reply", "forward", or "delete" the e-mail and its corresponding attachments from the T900.

   Our NotifyLink Standard Edition software will provide users of Motorola's new P935 Timeport(TM) and T900 Talkabout(TM) with wireless e-mail notification and management. Owners of the Motorola PageWriter 2000x Personal Interactive Communicator will be able to take advantage of NotifyLink Standard Edition once they upgrade their device Operating System to the new Motorola Wisdom(TM) OS
4.0. A user can easily install our NotifyLink Standard Edition software on a desktop computer that is connected to the Internet by a Cable, DSL, or LAN/WAN service. The software is easy to use and quickly configured. The user can configure the software by specifying the e-mail accounts that the user wants to access with the user's wireless device, setting any filters to screen notification, and designating the type of wireless device and its associated address. In addition, the user can tailor the information contained in the wireless e-mail notification "header" that is sent to the user's wireless device. The "header" information can include options such as account, sender, subject, date and time, attachment names, attachment sizes, partial body text, and remaining character count.

   Once configured, the NotifyLink Standard Edition software will forward the filtered e-mail in the format of the "header" that was chosen by the user. Once the "header" is received on the T900 or P935 device, the user will have the option to see "more" of the e-mail body or "reply", "forward", or "delete" the e-mail and its corresponding attachments. Any action taken on the new e-mail message by the user will cause the "InBox", "Sent Items", or "Deleted Items" folders on the user's desktop to be updated to reflect the action. Any e-mail message sent from the T900 or P935 by a user will appear to the recipient as if the message was sent from the user's desktop e-mail address.

 Visual Got Mail

   The Visual Got Mail service is designed to eliminate residential, Small Office Home Office, or SOHO, and business e-mail subscribers' frustration with the traditional, inconvenient process of checking for e-mail. The Visual Got Mail technology, designed for telephone company or Internet Service Provider deployment as a service offering, includes a scalable carrier class server infrastructure, hosted by Notify Technology or the telephone company, and the eView telephone adjunct. The eView integrates our caller-id technology with the Visual Got Mail e-mail notification functionality. The eView integrates caller-id, voice mail, and e-mail notification into a single device that can fit in the palm of your hand. The eView displays the name and number of the calling party and the e-mail "header" information, which contains the name of the sender and the subject of the sender's message, for up to five e-mail accounts. The eView displays up to 25 e-mail headers and indicates the presence of any e-mail attachments.

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

 Centrex Receptionist

   Small businesses that use Centrex services generally must maintain a human attendant to answer incoming calls, or the calls will go unanswered or be transferred into the business' general voice mail mailbox. The Centrex Receptionist is a stand-alone unit that provides the Centrex customer with automatic call answer and transfer capability 24 hours a day, 7 days a week. The Centrex Receptionist provides thirty minutes of recorded announcement time, special after hours or holiday announcements, and nine main menu items. Each main menu item supports nine selections that can be either a transfer to a telephone number or an announcement. The Centrex Receptionist also provides extension dialing, name directory services and call statistics. The unit has a battery back-up that will last up to three days. The Centrex Receptionist is remotely configured by Notify Technology Customer Service but locally programmable by the user for voice greetings and voice Announcements using a touch tone telephone. It has password protection for all administrative programming. The current Centrex Receptionist model supports two or four incoming Centrex lines.

Sales, Marketing and Distribution

   We are expanding our customer base by using two-way wireless carriers to market our NotifyLink product line of services and software. NotifyLink Internet service can be used by all major ReFLEX--two way messaging carriers which include WebLink Wireless, SkyTel, MetroCall, Arch Wireless, PageNet TSR Wireless, and Bell Mobility. In November 2000, we entered into our first agreement with WebLink Wireless, Inc. to resell our NotifyLink Internet Edition and Standard Edition service and software. In December 2000, we announced that a Memorandum of Understanding (MOU) had been signed with Motorola, Inc. to develop custom versions of our NotifyLink software to integrate into certain Motorola products.

   The Visual Got Mail product line will derive revenue from both sales of adjunct equipment and supplying ongoing Visual Got Mail services to users. Service revenue may be direct through our own service centers or indirect through customer owned and maintained service centers. Our technology is proprietary and only our adjunct products or products licensed through us will interface with the server centers. We have currently signed marketing agreements with Cincinnati Bell, Sprint, and AT&T WorldNet. Our pilot programs with GTE and BellSouth have not yet resulted in mass market deployments. Currently Alltel Telephone System and Century Telephone are piloting the Visual Got Mail service. We will continue to market the Visual Got Mail service to traditional large telephone companies and Internet service providers.

   The traditional sales activities for our products have been focused on direct sales to large telephone companies. Our hardware products have been either private labeled or joint marketed by GTE Communication Systems Corporation, Pacific Bell, Southwestern Bell Telephone Company, BellSouth Corporation, Ameritech Corporation, Century Telephone Enterprises Inc and Altell Telephone System. Except with respect to Pacific Bell, Southwestern Bell and Ameritech Corporation, our relationship with these companies has not been reduced to a formal agreement or contract and none of these companies is obligated to purchase any product from us. We manufacture products based on purchase orders and forecasts of purchases received from Regional Bell Operating Companies, or RBOCS, and Local Exchange Carriers, or LECs. We believe large telephone companies typically do business in this manner and we do not intend to seek long-term contractual commitments from our telephone company customers. We sell products in the United States primarily to regional bell operating companies and local exchange carriers. The Call Manager and Centrex Receptionist product lines accounted for 69%, and 20% of total revenues in fiscal 2000, respectively. The same two product lines products accounted for 34% and 41% of total revenues in fiscal 1999, respectively. Significant portions of our revenue have been concentrated in a small number of customers. For example, four customers accounted for 23%, 22%, 17% and 15% of sales for the fiscal year ended September 30, 2000, and two customers accounted for 55% and 11% of sales for the fiscal year ended September 30, 1999. Two of these customers had significant sales in both years.

   We are marketing the Centrex Receptionist to the same group of large telephone companies we have targeted for the eView and Call Manager products. We have entered into contracts with three major telephone companies to sell our Centrex Receptionist through their ongoing customer premise equipment channels. We believe that we have established ourselves as a qualified supplier or joint marketing partner with respect to the Centrex Receptionist.

   To date, we have sold our products to five of the seven RBOCs and twelve of the 20 largest LECs. Our strategy is to encourage these companies to bundle our products with their services as both a consumer acquisition tool and in order to increase retention of new service subscribers. In addition, we intend to encourage telephone companies and their authorized resellers that focus on selling Centrex services to also market our Centrex Receptionist as an enhancement to the basic Centrex service.

Technical and Marketing Support

   We have developed product collateral and marketing programs for the Visual Got Mail, Centrex Receptionist and Call Manager products. We intend to expand our ongoing marketing programs to include the new NotifyLink products.* These marketing programs will include augmentation of collateral material, advertising and trade shows, supplemented with public relations campaigns.

   We provide back-up technical support to large telephone companies and resellers of all of our products. Our support organization for the Centrex Receptionist provides both sales and technical support. Sales support consists of sales and marketing training at our customer's facility for their sales force and those of authorized resellers. The Centrex Receptionist requires ongoing remote modem support on a billable service arrangement by our customer service group whenever the user wants to add lines, make directory changes and perform system back ups.

Research and Development

   We incurred $1,459,911 and $1,361,792 in research and development expenses in fiscal 2000 and 1999, respectively. We primarily develop products using internal engineering resources. We believe that our future success, if any, depends significantly on our ability to continue to enhance our existing products and to develop new products and we intend to continue to incur substantial research and development costs. We expect that our research and development efforts will be focused in three areas: continued development of our two-way wireless service and related software, further development of our Visual Got Mail products and the incorporation of our technology into complimentary products.

Manufacturing

   We use offshore turnkey manufacturing for our production. To the extent possible, we use standard parts and components for our products although some components are custom designed and/or are available only from a single source or limited sources. We have established a relationship with an offshore manufacturer to design and build low cost Type I caller-id units that we resell as part of our Call Manager product line. We use a separate manufacturer to build our Type II Call Manager and Visual Got Mail product lines. Our two-way wireless service and software require no traditional manufacturing resources.

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

Competition

   Our NotifyLink Standard Edition product competes directly with Infowave's Symmetry desktop solution and competes indirectly with Research In Motion's Blackberry desktop software. We believe that we do not currently have any direct competition for our NotifyLink Internet Edition service.

   We believe that we do not currently have any direct competition for our Visual GotMail technology. There are several indirect competitors that include Landel Telecom and CIDCO Incorporated. These companies produce products that provide e-mail notification as well as limited e-mail access. All of these products require a relatively expensive device that consists of a multi-line character display and a keyboard. We believe our Visual Got Mail technology competes favorably with respect to any of these indirectly competing products.

   We believe that we have no direct competitors in the market for Centrex auto-attendant products. Indirect competition exists from Central Office based services, PBX hardware installed on the end user's site and various PC based software systems. These alternate solutions do not always use Centrex lines and therefore do not stimulate Centrex service sales.

   We currently have several direct competitors in the market for caller-id units. CIDCO, TT Systems, Aastra Telecom of Canada, FANSTEL, and Thompson Consumer Inc. produce Type I and Type II caller-id products and have been selling their products for a number of years into the marketplace. Since we have more recently entered this marketplace, our products rely on increased or unique functionality to gain market share. We believe that our Call Manager products compete favorably with respect to other caller-id products currently being offered on the market although we believe the market for caller-id product has weakened over the last few years.

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

Proprietary Rights

   We rely on a combination of patent and trade secret law, nondisclosure agreements and technical measures to establish and protect our proprietary rights in our products. We have a design patent issued on the MessageAlert design. The MessageAlert design is unique in that it provides a visual message waiting indicator light packaged in the form of a 3M Post-it Note holder. In addition, we were granted a patent in October 1998 relating to the MultiSense technology used in the MessageAlert product. Our MultiSense technology automatically detects and reacts to either stutter or CLASS signaling. We also have patents pending on our Visual Got Mail technology and other technology under development. We intend to continue to apply for patents, as appropriate, for our future technologies and products.*

   There are few barriers to entry into the market for our products, and there can be no assurance that any patents applied for by us will be granted or that the scope of the our patent, or any patents granted in the future, will be broad enough to protect against the use of similar technologies by the our competitors. There can be no assurance, therefore, that any of our competitors, some of whom have far greater resources than us, will not independently develop technologies that are substantially equivalent or superior to our technology.

   We may be involved from time to time in litigation to determine the enforceability, scope and validity of any of our proprietary rights or of third parties asserting infringement claims against the us. Any such litigation could result in substantial cost to us and diversion of efforts by our management and technical personnel.

   We have entered into a non-exclusive license agreement with Active Voice Corporation ("Active Voice") pursuant to which we have paid an up-front fee on sales of products that contain stutter dial tone detection. We have also entered into a royalty agreement with Uniden America Corporation allowing Uniden to incorporate our VMWI technology into Uniden's Products for a per unit fee.

Employees

   As of September 30, 2000, we employed thirty-four persons of whom thirteen were engaged in research and development, three in operations, thirteen in sales, marketing, and customer support, and five in general administration and finance. We contemplate increasing our staff at a pace consistent with our business and growth. None of our employees are currently represented by a labor union. We consider our relations with our employees to be good.

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

Executive Officers

   The following sets forth information with regard to our executive officers as of September 30, 2000:

     Paul F. DePond, founder of Notify Technology Corporation, has served as our President, Chief Executive Officer and Chairman of our board of directors since our inception in August 1994.

     Gaylan I. Larson has served as our Vice President of Operations and as one of our directors since August 1994.

     Gerald W. Rice has served as our Chief Financial Officer and Secretary since August 1994.

     Dane J. Russell has served as our Vice President of Sales since October 1999. From August 1998 through October 1999, Mr. Russell served as Worldwide Director of H.323 (VoIP) Sales, at Lucent Technologies, Telemedia venture. From August 1996 through August 1998, Mr. Russell served as National OEM Sales Manager at Cypress Research, a PC based telephony software venture company. From June 1984 to June 1996, Mr. Russell held various Sales and Sales Management positions with 3M's Data Storage Products Division.

     Maurice J. Hamoy has served as our Vice President of Marketing since December 1999. From February 1998 to October 1999, Mr. Hamoy was Vice President of Communications at Storactive, Inc., a developer of enterprise storage management products. From October 1995 to February 1998, Mr. Hamoy was Vice President of Marketing at Software Publishing Corporation, the developer of the Harvard Graphics presentation software. Prior to Software Publishing Corporation, Mr. Hamoy served, over a ten-year period, in several senior management positions at Inset Systems, Inc., a privately held graphics company that pioneered the use of graphics on the Internet.

                                  RISK FACTORS

We Have a Limited Operating History and a History of Losses, Moreover, There is No Assurance of Future Profitability

   We commenced operations in August 1994 and through January 1996 were engaged primarily in research and development. Accordingly, we have a limited operating history, and we face all of the risks and uncertainties encountered by early-stage companies. For the fiscal years ended September 30, 1999, 1998 and 1997, we incurred net losses of $3,123,284, $2,617,561 and $1,382,910 respectively. We incurred a net loss of $3,526,452 for fiscal 2000 and as of September 30, 2000, we had an accumulated deficit of $12,733,488 and working capital of $837,808. We anticipate having a negative cash flow from operating activities in future quarters and years. We also expect to incur further operating losses in future quarters and years and until such time, if ever, as there is a substantial increase in orders for the our products and product sales generate sufficient revenue to fund our continuing operations. There can be no assurance that sales of our products will ever generate significant revenue, that we will ever generate positive cash flow from our operations or that we will attain or thereafter sustain profitability in any future period.

We May Be Unable to Generate the Capital Necessary to Support Our Planned Level of Research and Development Activities and Manufacture and Market Our Product.

   At September 30, 2000, we had an accumulated deficit of $12.7 million and incurred a net loss of $3.5 million for the year ended September 30, 2000. Our recently developed products will need to attain favorable market acceptance to continue our research and development activities and fund operating expenses at current levels. Our ability to fund our operations in fiscal 2001 depends upon the success of our new products and/or our ability to find additional sources of financing. There can be no assurance that our new products will attain favorable market acceptance or that we will be able to raise additional financing. If we are unable to attain our revenue goals or raise additional financing, significant reductions in spending and the delay or cancellation of planned activities or more substantial restructuring of the Company may be necessary. In such an event, we intend to implement expense reduction plans in a timely manner to enable us to meet our cash requirements through at least September 30, 2001. These actions would have material adverse effects on our business, results of operations, and prospects.

Our Quarterly Operating Results May Vary

   We anticipate that we will experience significant fluctuations in our operating results in the future. Fluctuations in operating results may cause the price of our common stock, Units and Class A warrants to be volatile. Operating results may vary as a result of many factors, including the following:

  . our level of research and development;

  . our sales and marketing activities;

  . announcements by us or our competitors;

  . size and timing of orders from customers;

  . new product introductions by us or our competitors; and

  . price erosion.

Each of the above factors is difficult to control and forecast. Thus, they could have a material adverse effect on our business, financial condition and results of operations.

   Notwithstanding the difficulty in forecasting future sales, we generally must undertake research and development and sales and marketing activities and other commitments months or years in advance. Accordingly, any shortfall in product revenues in a given quarter may materially adversely affect our financial condition and results of operations because we are unable to adjust expenses during the quarter to match the level of product revenues, if any, for the quarter. Due to these and other factors, we believe that quarter to quarter comparisons of our results of operations are not necessarily meaningful and should not be relied upon as indications of the future performance.

Our Products May Not Be Accepted

   We sold our first Centrex Receptionist in March 1998, the first Call Manager product in April 1999 and announced the first sales of our new Visual Got Mail products into trial programs in November 1999. We also announced the launch of the new NotifyLink Service in November 2000. To date, we have received only limited revenue from the sale of these products. While we believe that our products are commercially viable, developing products for the consumer and business marketplaces is inherently difficult and uncertain. We do not believe our sales to date are sufficient to determine whether or not there is meaningful consumer or business demand for our products.

   We intend to devote significant resources to sales and marketing efforts and to promote consumer and business interest in our products. There can be no assurance that such efforts will be successful or that significant market demand for our products will ever develop.

We Depend on Limited Number of Potential Customers and Need to Develop Marketing Channels

   The success of our NotifyLink Internet Edition web based product will be dependant on our ability to sell it to, or in conjunction with, the seven largest two-way wireless carriers. Our NotifyLink desktop software will be largely dependant on establishing a relationship with large two-way wireless device manufactures. We believe that we can profitably sell our Call Manager and Centrex Receptionist product only if we either sell our products to, or enter into joint marketing arrangements with, the seven RBOCs, and approximately 20 large LECs, in the United States. We also expect to rely significantly on the RBOCs and LECs as a channel for our initial sales of our Visual Got Mail product. Four customers accounted for 23%, 22%, 17% and 15% of sales for the fiscal year ended September 30, 2000, and two customers accounted for 55% and 11% of sales for the fiscal year ended September 30, 1999. Two of these customers had significant sales in both years.

   To date, we have sold our products to one wireless carrier, five RBOCs and twelve LECs. It took us substantially longer than we originally anticipated to qualify our product and develop some of these marketing relationships necessary to make these sales. RBOCs and LECs tend to be hierarchical, which distribute decision-making authority and resist taking risks. Selling a product to or entering into a marketing relationship with an RBOC or LEC is generally a lengthy process requiring multiple meetings with numerous people in the organization. If we fail to develop significantly enhanced relationships with the RBOCs and LECs, our business and operating results would be materially adversely affected.

   We also intend to develop other distribution channels for our products, including certain wireless device manufacturers, local exchange carriers and potential development of internet service provider channels. Our management will need to expend time and effort to develop these channels. Because our marketing efforts have been largely focused on developing relationships with RBOCs and LECs, our management has had only limited experience in selling our products through these channels. We may not be able to implement this marketing and distribution program to expand our distribution channels and any marketing efforts undertaken by or on behalf of us may not be successful.

Our Products May Suffer from Defects

   Many of our products incorporate a combination of reasonably sophisticated computer chip design, electric circuit design, software programming and telephony technology. We have devoted substantial resources to researching and developing each of these elements. In order to reduce the manufacturing costs, expand the feature sets and otherwise enhance the operation of our products, we have from time to time redesigned our products. We expect that in the future we will engage in similar redesigns of our products. In addition, we are in the process of developing new, similarly complex products. Though we extensively test our products before marketing them, any new, redesigned or current product may contain design flaws that we won't detect through our testing procedures. In addition, we rely on subcontractors to manufacture our products. Though we have quality control procedures designed to detect manufacturing errors, there can be no assurance that we will identify all defective products. We believe that reliable operation will be an important purchase consideration for both our consumer and business customers. A failure by us to detect and prevent a design flaw or a widespread product defect could materially adversely affect the sales of the affected product and our other products and materially adversely affect our business, financial condition and operating results.

   Some of our products will consist of software and service related to our wireless NotifyLink product line. Our NotifyLink products incorporate a mix of new and proven technology that has been tested extensively but may still contain undetected design flaws. A failure by us to detect and prevent a design flaw or a widespread product defect could materially adversely affect the sales of the affected product and our other products and materially adversely affect our business, financial condition and operating results.

We Face Significant Competition

   We believe the market for our products is highly competitive and that competition is likely to intensify. In the market for wireless e-mail notification and management software, we indirectly compete with Research In Motion Limited and Infowave Software, Inc. In the Caller-ID market, we compete directly with CIDCO Incorporated, TT Systems, Aastra Telecom of Canada and Thompson Consumer Inc. Finally, our Visual GotMail technology indirectly competes with several companies, including Landel Telecom and CIDCO Incorporated. Some of these companies have greater financial, technical and marketing resources than we do. In addition, there are several companies with substantially greater technical, financial and marketing resources than we do that could produce competing products. These companies include telephone equipment manufacturers such as Northern Telecom, Inc. and Lucent Technologies, Inc. We expect that to the extent that the market for our products develops, competition will intensify and new competitors will enter the market. We may not be able to compete successfully against existing and new competitors as the market for our products evolves and the level of competition increases. A failure to compete successfully against existing and new competitors would materially adversely effect our business and results of operations.

We Depend on Key Executives

   Our potential for success depends significantly on key management employees, including our Chairman, President and Chief Executive Officer, Mr. Paul F. DePond, our Vice President of Operations, Gaylan Larson and our Chief Financial Officer, Gerald W. Rice. We have obtained three-year key-man term life insurance on Mr. DePond in the amount of $2,000,000 and have entered into employment agreements with him along with Mr. Larson and Mr. Rice. The loss of their services or those of any of our other key employees would materially adversely effect us. We also believe that our future success will depend in large part on our ability to attract and retain additional highly skilled technical, management, sales and marketing personnel. If we were unable to hire the necessary personnel, the development of new products and enhancements to current products would likely be delayed or prevented. Competition for these highly-skilled employees is intense. Therefore, there can be no assurance that we will be successful in retaining our key personnel and in attracting and retaining the personnel we require for expansion.

Our Intellectual Property May Not Be Adequately Protected and We May Infringe the Rights of Others

   We regard various features and design aspects of our products as proprietary and rely primarily on a combination of patent and trademark laws and employee and third-party nondisclosure agreements to protect our proprietary rights. We have been issued a patent covering the design of our MessageAlert products, and a patent covering the MultiSense technology used in our MessageAlert product. We have also applied for patents on our Visual Got Mail technology. We intend to continue to apply for patents, as appropriate, for our future technologies and products. There are few barriers to entry into the market for our products, and there can be no assurance that any patents we apply for will be granted or that the scope of our patents or any patents granted in the future will be broad enough to protect us against the use of similar technologies by our competitors. There can be no assurance, therefore, that any of our competitors, some of whom have far greater resources than we do, will not independently develop technologies that are substantially equivalent or superior to our technology.

   We may be involved from time to time in litigation to determine the enforceability, scope and validity of any of our proprietary rights or of third parties asserting infringement claims against us. These claims could result in substantial cost to us and could divert our management and technical personnel away from their normal responsibilities.

We May Not Be Able to Obtain Critical Components from Our Suppliers

   Currently, we are able to obtain many key components used in our products only from single or limited sources. We do not have long term supply contracts with these or any other component vendors and purchase all of our components on a purchase order basis. Component shortages may occur and we may not be able to obtain the components we need in a timely manner and on a commercially reasonable basis. In particular, the microcontroller that forms the core of our Call Manager and Visual Got Mail products is manufactured only by Epson Electronics America, Inc. From time to time, the semiconductor industry has experienced extreme supply constraints. If we are unable to obtain sufficient quantities of microcontrollers from Epson Electronics America, Inc., our business and operating results would be materially adversely effected.

   We utilize offshore manufactures to manufacture our products and these manufacturers may not be able to support our manufacturing requirements. If we are unable to obtain sufficient quantities of sole-source components or subassemblies, or to develop alternate sources, we could experience delays or reductions in product shipments or be forced to redesign our products. Each of these scenarios could materially adversely effect our business and operating results.

Our Products May Not Comply with Government Regulations and Industry Standards

   Our products must comply with a variety of regulations and standards. These include regulations and standards set by the Federal Communications Commission, Underwriters Laboratories, National Registered Testing Laboratories, and Bell Communications Research. As our business expands into international markets we will be required to comply with whatever governmental regulations and industry standards exist in those markets. In addition, the U.S. telecommunications market is evolving rapidly in part due to recently enacted laws revamping the telecommunications regulatory structure. Additional legislative or regulatory changes are possible. If we fail to comply with existing regulations and standards or to adapt to new regulations and standards, our business and operating results could be materially adversely effected.

We May Not Be Able to Manage Our Planned Growth

   We plan to expand our business operations during fiscal year 2001. This expansion could strain our limited personnel, financial, management and other resources. In order to manage our planned growth, we will need to maintain our product development program and expand our sales and marketing capabilities and personnel. In addition, we will need to adapt our financial planning, accounting systems and management structure to accommodate this growth if it occurs. Our failure to properly anticipate or manage our growth, if any, could adversely affect our business, operating results and financial condition.

Sales of Outstanding Shares May Hurt Our Stock Price

   The market price for our common stock could fall substantially if our shareholders sell large amounts of our common stock. Potential future sales of our common stock include the following:

  . 425,000 Class A warrants and the underlying shares of common stock, which we have agreed to register for resale pursuant to an agreement entered into in connection with a 1997 bridge financing;

  . 1,341,231 shares of our common stock or warrants to purchase shares of our common stock placed in an escrow in connection with our initial public offering.

  . The holder of an option to purchase 160,000 Units consisting of one share of common stock and one Class A warrant has demand and "piggy-back" registration rights covering our securities. We could incur substantial expenses if this option holder exercises this option.

  . David Brewer holds 1,317,400 shares of common stock and warrants to purchase 877,044 shares of common stock. We have agreed to register for resale these shares of common stock, including the shares underlying the warrants, at the request of Mr. Brewer.

  . Various investors hold 376,865 shares of common stock and warrants to purchase 188,424 shares of common stock, which they purchased in a private placement in November 2000. We have agreed to register for resale these shares, including the shares underlying the warrants, after February 7, 2001 at the request of the investors.

Sales or the possibility of sales of our common stock in the public market may adversely affect the market price of our securities.

Exercise of Outstanding Options and Warrants May Dilute Current Shareholders

   The following options and warrants to purchase our common stock are outstanding:

  . 1,600,000 Class A warrants to purchase 1,600,000 shares of our common stock for $6.50 per share, issued in connection with our initial public offering, subject to adjustment in some circumstances;

  . 425,000 Class A warrants to purchase 425,000 shares of our common stock for $6.50 per share, issued in connection with our 1997 bridge financing;

  . an option to purchase 160,000 Units at a price per Unit of $7.00 issued to the underwriter of our initial public offering;

  . additional warrants as of September 30, 2000 to purchase 163,386 shares of our common stock;

  . 505,535 options outstanding as of September 30, 2000 under our 1997 Stock
    Plan, and subject to vesting requirements. 682,370 shares of our common stock are reserved for issuance under our 1997 Stock Plan;

  . warrants to purchase 877,044 shares of common stock at a price of $3.25 held by David Brewer; and

  . warrants to purchase 188,424 shares of common stock at a price of $3.25 held by various investors.

Holders of these options and warrants may exercise them at a time when we would otherwise be able to obtain additional equity capital on terms more favorable to us. Moreover, while these options are outstanding, our ability to obtain financing on favorable terms may be adversely affected.

Our Stock Price May be Volatile

   The market price for our common stock may be affected by a number of factors, including the announcement of new products or product enhancements by us or our competitors, the loss of services of one or more of our executive officers or other key employees, quarterly variations in our or our competitors' results of operations, changes in earnings estimates, developments in our industry, sales of substantial numbers of shares of our common stock in the public market, general market conditions and other factors, including factors unrelated to our operating performance or the operating performance of our competitors. In addition, stock prices for many companies in the technology sector have experienced wide fluctuations that have often been unrelated to the operating performances of these companies. These factors and fluctuations, as well as general economic, political and market conditions, such as recessions, may materially adversely affect the market price of our common stock.

Our Securities May be Delisted From the Nasdaq Stock Market.

   On December 5, 2000, The Nasdaq Stock Market, Inc. notified us that we may have violated the Nasdaq Marketplace Rules when we sold common stock and warrants to purchase common stock to David Brewer on March 4, 1999. Specifically, Nasdaq claims that we may have needed to obtain shareholder approval because:

  . the transaction may have resulted in a change of control of us; and

  . we may have issued over 20% of our outstanding common stock at a price per share that was below market value.

   We believe that the transaction did not result in a change of control of us and that we issued the common stock at market value. We are currently corresponding with Nasdaq to address their concerns. Nevertheless, if Nasdaq does not agree with our assessment of the transaction, we may face penalties, including the delisting of our securities from the Nasdaq SmallCap Market. In the event that we are delisted, trading, if any, in our Units, Class A warrants and common stock would thereafter be conducted in the over-the-counter market in the so-called "pink sheets" or on the National Association of Security Dealer's "Electronic Bulletin Board." As a result, the number or our securities which could be bought or sold would likely be reduced, transactions in our securities might be delayed and the prices for our securities might be lower than otherwise would be attained.

If the Market for Wireless Data Communications Devices Does Not Grow, We May Not Successfully Sell Our NotifyLink Products

   The overall market for wireless data communications devices has experienced significant growth in recent years. The success of our NotifyLink Internet Edition and Standard Edition products depends upon this growth. There can be no assurance that the market for wireless software products will continue to grow, that firms within the industry will adopt our software products for integration with their wireless data communications solutions, or that we will be successful in independently establishing product markets for our wireless software products. If the various markets in which our software products compete fail to grow, or grow more slowly than we currently anticipate, or if we were unable to establish product markets for our new software products, our business, results of operation and financial condition would be materially adversely affected.

Our Officers and Directors Substantially Control Us

   Based upon the number of shares of our common stock that are outstanding as of September 30, 2000, our officers and directors as a group will beneficially own approximately 55% of our outstanding common stock after giving effect to the exercise of all currently exercisable outstanding options and warrants held by such individuals. Consequently, the officers and directors as a group will be able to exert substantial influence over the election of our directors and the direction of our policies.

Our Net Income Will Be Decreased if the Escrow Securities Are Released

   In connection with our initial public offering, many of our shareholders, including current officers, directors and employees, placed a substantial portion of our securities then held by them into an escrow. These securities will be released from escrow if we reach pre-tax earnings targets. Upon the release from this escrow of any securities owned by our officers, directors, consultants or employees, we will be required to record a compensation expense for financial reporting purposes. Accordingly, in any period in which securities are released from this escrow, we will record a substantial noncash charge to earnings that will increase our loss or reduce or eliminate earnings, if any, at that time. The amount of this charge will be equal to the aggregate market price of the securities owned by directors, officers and employees which are released from the escrow. Although the amount of compensation expense recognized by us will not affect our total shareholders' equity or cash flow, it may have a depressive effect on the market price of our securities.

ITEM 2. Description of Property.

   Our principal executive offices are located at 1054 South DeAnza Boulevard, Suite 105, San Jose, California 95129. These facilities consist of approximately 5,000 square feet of office space pursuant to a lease that expires March 31, 2001. We have a second location at 23 Lisbon Street, Canfield, Ohio 44406 that houses an engineering group and customer support for the Eastern United States. The Ohio facility consists of approximately 1,500 square feet of office space leased on a month to month basis. We will either renew our leases and acquire more space if available or enter into a lease for new premises in the local areas.

ITEM 3. Legal Proceedings.

   We are not a party to any litigation.

ITEM 4. Submission of Matters to a Vote of Security Holders.

   No matters were submitted to a vote by security holders during the fourth quarter of fiscal 2000.

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

   The quarterly high and low sales prices of our Common Stock during the last two fiscal years are as follows:

                               NTFY Common Stock

                                            Closing    Daily Average
                            High    Low   Sales Prices Trading Volume
                           ------- ------ ------------ --------------
Fiscal Year Ended
 September 30, 2000
  Fourth Quarter.......... $ 6.000 $2.625    $3.375        16,924
  Third Quarter........... $ 7.875 $3.578    $3.813        18,640
  Second Quarter.......... $10.875 $4.375    $7.813        69,687
  First Quarter........... $ 8.438 $6.063    $6.063        34,837
Fiscal Year Ended
 September 30, 1999
  Fourth Quarter.......... $ 8.875 $5.750    $7.656        37,302
  Third Quarter........... $ 9.000 $6.313    $6.750        69,606
  Second Quarter.......... $ 9.375 $1.188    $8.125       258,109
  First Quarter........... $ 2.500 $0.750    $1.125         4,072

   The quarterly high and low sales prices of our Class A Warrants during the last two fiscal years, are as follows:

                                 NTFYW Warrants

                                                      Closing    Daily Average
                                       High   Low   Sales Prices Trading Volume
                                      ------ ------ ------------ --------------
Fiscal Year Ended September 30, 2000
  Fourth Quarter..................... $1.813 $.0438    $1.250        10,683
  Third Quarter...................... $2.375 $0.813    $0.906         7,232
  Second Quarter..................... $4.500 $1.375    $2.500        23,157
  First Quarter...................... $3.063 $1.938    $2.031        20,270
Fiscal Year Ended September 30, 1999
  Fourth Quarter..................... $3.219 $1.688    $2.688        23,928
  Third Quarter...................... $3.250 $1.969    $2.031        45,664
  Second Quarter..................... $3.375 $0.156    $2.500        73,187
  First Quarter...................... $0.438 $0.156    $0.156         1,013

   The quarterly high and low sales prices of our Units during the last two fiscal years are as follows:

                                  NTFYU Units

                                            Closing    Daily Average
                            High    Low   Sales Prices Trading Volume
                           ------- ------ ------------ --------------
Fiscal Year Ended
 September 30, 2000
  Fourth Quarter.......... $ 7.500 $3.500   $ 4.250          136
  Third Quarter........... $11.000 $3.250   $ 3.500           95
  Second Quarter.......... $14.250 $6.750   $11.000          803
  First Quarter........... $11.750 $8.125   $ 8.250          175
Fiscal Year Ended
 September 30, 1999
  Fourth Quarter.......... $12.063 $7.500   $10.625          408
  Third Quarter........... $12.438 $8.313   $ 9.250          645
  Second Quarter.......... $12.000 $1.438   $10.000        8,938
  First Quarter........... $ 2.750 $1.000   $ 1.500        2,660

   These quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission, and may not represent actual transactions.

   Shareholders. As of December 26, 2000, there were approximately 92 holders of record of our Common Stock and Class A Warrants.

   Dividends. We have never declared or paid any cash dividends on our Common Stock. We currently anticipate that we will retain all future earnings for the expansion and operation of our business and do not anticipate paying cash dividends in the foreseeable future.

 2. Recent Sales of Unregistered Securities.

   In November 2000, we sold 376,865 shares of common stock and 18 warrants to purchase an aggregate of 188,424 shares of common stock to a group on nine investors for an aggregate consideration of $1,224,820. Each investor was an accredited investor and no public solicitation occurred in connection with the offer and sale of securities. The offer and sale of the securities were exempt from the registration requirements of the Securities Act of 1933 pursuant to Rule 506 thereunder.

ITEM 6.  Management's Discussion and Analysis or Plan of Operation.

Overview

   We were incorporated in the State of California in August 1994. We are an innovative communications application service provider of wireless and wireline messaging services. We are also a supplier of innovative call and message notification products and services and currently sell our products through OEM relationships with major telephone companies, telephone equipment distributors, Internet service providers and two-way wireless service providers.

   We completed our initial public offering in September 1997, with net proceeds of approximately $6.2 million. Prior to our initial public offering, our working capital requirements were met through the sale of equity and debt securities and, to a lesser extent, product revenue and a line of credit. We have sustained significant operating losses in every fiscal period since inception and expect to incur substantial quarterly operating losses in the future. Our limited operating history makes the prediction of future operating results difficult if not impossible. Future operating results will depend on many factors, including the demand for our products, the level of product and price competition, our ability to expand our existing distribution channels and to create new distribution channels, and our ability to develop and market new products and control costs. There can be no assurance that our revenue will grow or be sustained in future periods or that we will ever achieve profitability.

Results of Operations

 Revenue

   Our revenue has been derived from the sale of our Call Manager, Centrex Receptionist and MessageAlert products. Revenue consists primarily of gross revenue from the sale of telephony equipment and service income related to the Centrex Receptionist Product. The revenue from these service contracts are recognized on a straight line basis over the term of the contract.Revenue for the fiscal year ended September 30, 2000 increased to $4,219,703 from $1,836,142 for the fiscal year ended September 30, 1999. Revenue was up from the previous year due to the introduction of the Call Manager product line in the third quarter of fiscal 1999 and growth in Centrex Receptionist sales offset by a decline in sales of the MessageAlert product. We do not expect our MessageAlert products to be a significant source of revenue in fiscal 2001. Revenue from our Call Manager and Centrex product lines increased due to sales to telephone companies for their customer acquisition programs using Call Manager products during the first half of fiscal 2000. Despite the revenue growth in fiscal 2000 over the prior year, we experienced a significant decline in revenue from both our Call Manager and Centrex product lines in the second half of fiscal 2000 compared to the first half of fiscal 2000. We believe the decline in revenue for Call Manager products in the second half of fiscal 2000 was due to our telephone company customers reducing their use of adjunct products as a marketing tool. Centrex Receptionist revenue decreased because telephone companies emphasized the sale of "KEY Systems" as an alternative to selling our Centrex products. There can be no assurance that this decline in revenue from our Call Manager and Centrex products will not continue in fiscal 2001.

   We sell products in the United States primarily to regional bell operating companies and local exchange carriers. The Call Manager and Centrex Receptionist product lines accounted for 69% and 20%, respectively of total revenues in fiscal 2000. The same two product lines products accounted for 34% and 41%, respectively of total revenues in fiscal 1999. Significant portions of our revenue have been concentrated in a small number of customers although not necessarily the same customers each year. For example, four customers accounted for 23%, 22%, 17% and 15% of sales for the fiscal year ended September 30, 1999, and two customers accounted for 55% and 11% of sales for the fiscal year ended September 30, 1999. Two of these customers had significant sales in both years.

 Cost of Sales

   Cost of sales consists primarily of the cost to manufacture our products. Cost of sales increased to $3,657,121 in the fiscal year ended September 30, 2000 from $1,721,029 in the fiscal year ended September 30, 1999. This increase was the result of increased sales of our products for use in telephone company promotional programs. Our gross margins were impacted by inventory write-downs in both fiscal 2000 and fiscal 1999. Despite the significant inventory write-downs recorded in the fourth quarter, our gross margin increased to 13% in fiscal 2000 from 6% in fiscal 1999. The write-downs in fiscal 2000 were related to both Call Manager product and Centrex Receptionist product. We have seen a lower demand for our caller-id units in customer promotional programs. This reduced demand also caused us to have excess inventory of the Centrex Receptionist in fourth quarter of fiscal 2000. The inventory write-downs in fiscal 1999 were primarily related to the MessageAlert product line that was replaced by the Call Manager product line as well as the write-down of certain Call Manager inventory to the lower of cost or market due to increased costs incurred to achieve the initial volume deployment of the Call Manager product line.

 Research and Development

   Research and development expense consists principally of personnel costs, contract design services and supply expenses. Research and development expense increased to $1,459,911 for the fiscal year ended September 30, 2000 from $1,361,792 for the fiscal year ended September 30, 1999. This increase was primarily the result of adding more development resources at our Ohio site to support the further development of Visual Got Mail and NotifyLink, our entry into the two-way wireless messaging market. We expect to continue this level research and development activity but there can be no assurance that these products will by accepted by the market.

   We expect that our investment in research and development will continue at, or near, the current level for fiscal 2001 in order that we may complete the products under development and enhance our current products.*

 Sales and Marketing

   Sales and marketing expense consists primarily of personnel, consulting and travel costs and sales commissions related to our sales and marketing efforts. Sales and marketing expenses increased to $1,209,993 for the fiscal year ended September 30, 2000 from $837,334 for the fiscal year ended September 30, 1999. This increase was attributable primarily to the increase in salaries caused by our hiring additional employees, the increase commission costs on increased sales and the increase in show expense.

   We anticipate that sales and marketing expenses will increase significantly in future quarters as we hire additional sales and customer support personnel and attempt to expand our existing and create new distribution channels.

 General and Administrative

   General and administrative expense consists of general management and finance personnel, occupancy costs and professional fees and other general corporate expenses. General and administrative expenses increased to $1,570,323 for the fiscal year ended September 30, 2000 from $1,136,779 for the fiscal year ended September 30, 1999. These increases were primarily the result of additional rent, legal, accounting and corporate expense and increases in executive salaries. We expect that we will need to hire additional accounting and financial personnel in order to support anticipated growth.

 Income Taxes

   There was no provision for federal or state income taxes in fiscal 1999 or 2000 as we incurred net operating losses. We expect to incur a net operating loss in future quarters and years. As of September 30, 2000, we had federal and state net operating loss carryforwards of approximately $10,000,000 and $6,000,000, respectively. The net loss carryforwards and certain research and development tax credit carryforwards will expire in tax years 2003 through 2020, if not utilized. Utilization of the net operating losses and credits may be subject to a substantial annual limitation due to ownership change limitations provided by the Internal Revenue Code of 1986, as amended (the "Code"), and similar state provisions. The annual limitation may result in the expiration of net operating losses and credits carryforwards before full utilization. For financial reporting purposes, deferred tax assets primarily related to the net operating carryforwards recognized under Financial Accounting Standard No. 109, "Accounting for Income Taxes," has been fully offset by a valuation allowance.

 Release of Escrow Securities

   In the event any Escrow Securities owned by security holders of the Registrant who are officers, directors, consultants or employees of the Registrant are released from escrow, compensation expense will be recorded for financial reporting purposes. Therefore, in the event we attain any of the earnings required for the release of the Escrow Securities, the release would be treated, for financial reporting purposes, as compensation expense to the Registrant. Accordingly, we will, in the event of the release of the Escrow Securities, recognize during the period that the earnings or stock price thresholds are met a substantial non-cash charge to earnings that would increase our loss or reduce or eliminate earnings, if any, at such time. The amount of this charge will be equal to the aggregate market price of such Escrow Securities at the time of release from escrow. Although the amount of compensation expense recognized by us will not affect our total shareholders' equity or cash flow, it may cause a reduction in the market price of our securities.

Liquidity and Capital Resources

   Our financial statements are prepared and presented on a basis assuming we continue as a going concern. The report of our independent auditors on our financial statements for the year ended September 30, 2000 includes an explanatory paragraph with respect to our ability to continue as a going concern. We had an accumulated deficit of $12.7 million at September 30, 2000 and incurred a net loss of $3.5 million for the year ended September 30, 2000. Our recently developed products will need to attain favorable market acceptance to continue our research and development activities and fund operating expenses at current levels. Our ability to fund our operations in fiscal 2001 depends upon the success of our new products and/or raising additional financing. There can be no assurance that our new products will attain favorable market acceptance or that we will be able to raise additional financing. If we are unable to attain our revenue goals or raise additional financing, significant reductions in spending and the delay or cancellation of planned activities or more substantial restructuring of our organization may be necessary. In such an event, we intend to implement expense reduction plans in a timely manner to enable us to meet our cash requirements through at least September 30, 2001. These actions would have material adverse effects on our business, results of operations, and prospects.

   At September 30, 2000, we had cash and cash equivalents and restricted cash of $1,076,493. Of this amount, $764,698 is recorded as restricted cash, which is securing outstanding letters of credit to our suppliers issued in connection with commitments to purchase additional inventory of $687,000.

   Over the last three years, we have financed our operations primarily through sales of equity and debt securities and bank lines of credit. In the fiscal years ended September 30, 2000 and 1999, the net cash used in operating activities equaled $2,627,174 and $2,868,342, respectively. The net cash used in operations in fiscal 2000, consisted primarily of the net loss of $3,526,452 offset by depreciation and amortization of $257,676 and a decrease in net operating assets of $641,602. The major causes of the decrease in net operating assets was a reduction in accounts receivable of $265,698 due to lower sales in the fourth quarter of fiscal 2000 compared to the fourth quarter of fiscal 1999, and an increase in revenue that was deferred in accordance with our revenue recognition policy. We anticipate that we will have a negative cash flow from operating activities in future quarters and years.

   Net cash used in investing activities increased from $183,022 in fiscal 1999 to $913,214 in fiscal 2000 due to the recording of the restricted cash noted above, partially offset by a reduction in expenditures for property and equipment from $183,022 in fiscal 1999 to $148,516 in fiscal 2000.

   In March 1999, we sold to David Brewer 850,000 shares of common stock and issued warrants to purchase 1,344,444 shares of common stock for an aggregate consideration of $3,043,360. The warrants consisted of four warrants to purchase 155,800 shares of common stock at $3.60 per share and one warrant to purchase 721,244 shares of common stock at $3.60 per share. Each of the four warrants originally expired upon the earlier of September 3, 2000 or 30 days after we meet certain product sales or revenue milestones. On October 13, 1999, David Brewer executed two of the warrants for a total of 311,600 shares of common stock and the Company received $1.1 million. At the same time, we renegotiated the two remaining warrants to restate the milestone on one and extend both warrants until March 1, 2001 or 30 days after we meet certain product sales or revenue milestones. One of these warrants was exercised by Mr. Brewer in February 2000 for a total of 155,800 shares of common stock and the Company received $0.6 million. We did not achieve the final milestone and unless we re-negotiate the final warrant, it will expire on March 31, 2001. However, there can be no assurances that we will re-negotiate this milestone or that Mr. Brewer will, in fact, exercise the warrant.

   In connection with the sale of the common shares and warrants to Mr. Brewer, we agreed to issue additional warrants to Mr. Brewer if we sell shares of common stock in a capital raising transaction at a price below $3.60 per share prior to the earlier of (i) March 3, 2002 or (ii) our calling our outstanding Class A warrants. In November 2000, we sold in a private offering, shares of common stock at a price of $3.25 per share. Mr. Brewer agreed to waive his right to receive additional warrants that was created by this dilutive issuance of common stock, and we agreed to change the exercise price of each of his 877,044 outstanding warrants from $3.60 to $3.25.

   In November 2000, we sold to a private group of nine (9) investors, which included Mr. Andrew Plevin, a director of Notify Technology Corporation, 376,865 shares of common stock and issued warrants to purchase an aggregate of 188,424 shares of common stock for an aggregate consideration of $1,224,820. The exercise price for each of the warrants is $3.25 per share of common stock. Warrants to purchase an aggregate of 94,212 shares of common stock expire nine months from the closing date and warrants to purchase an aggregate of 94,212 shares of common stock expire three years from the closing date. We granted the shareholders certain demand registration with respect to such shares. The exercise of any such rights could involve substantial expense to us.

ITEM 7. Financial Statements

   Our audited financial statements appear beginning on page F-1 of this report.

ITEM 8. Changes In and Disagreements With Accountants on Accounting and Financial Disclosure.

   None.

                                    PART III

ITEMS 9. Management

   The information regarding the identification and business experience of our directors under the caption "Nominees and Vote Required" under the main caption "PROPOSAL NO. 1--ELECTION OF DIRECTORS" IN OUR DEFINITIVE 2001 Proxy Statement for the annual meeting of shareholders to be held, as filed with the Securities and Exchange Commission within 120 days after the end of our fiscal year ended September 30, 2000, is incorporated herein by this reference. For information regarding the identification and business experience of our executive officers, see "Executive Officers" in Item I of this Annual Report on Form 10-KSB. Information concerning filing requirements applicable to our executive officers and directors under the caption "COMPLIANCE WITH SECTION 16(A) OF THE SECURITIES EXCHANGE ACT OF 1934" in our 2001 Proxy Statement is incorporated herein by this reference.

ITEM 10. Executive Compensation

   The information under the captions "Compensation of Directors" and "EXECUTIVE COMPENSATION" in our 2001 Proxy Statement is incorporated herein by this reference.

ITEM 11. Security Ownership of Certain Beneficial Owners and Management

   The information under the caption "SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT" in our 2001 Proxy Statement is incorporated herein by this reference.

ITEM 12. Certain Relationships and Related Transactions

   The information under the caption "CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS" in our 2001 Proxy Statement is incorporated herein by this reference.

ITEM 13. Exhibits and Reports on Form 8-K.

   (a) Exhibits

  3.1 Restated Articles of Incorporation of Registrant. (incorporated herein by reference to Exhibit (3.2) to the Registrant's Registration Statement on Form SB-2, Reg. No. 333-
       23369, filed on March 14, 1997)

  3.2 Amended and Restated Bylaws of Registrant. (incorporated herein by reference to Exhibit (3.2) to Post-Effective Amendment No. 4 to the Registrant's Registration
       Statement on Form SB-2, Reg. No. 333-23369, filed on April 18, 2000)

  4.1  Form of Warrant Agreement. (incorporated herein by reference to Exhibit
       (4.1) to Amendment No. 1 to the Registrant's Registration Statement on
       Form SB-2, Reg. No. 333-23369, filed on May 29, 1997)

 10.1  Employment Agreement dated as of August 1, 1997 between Registrant and
       Paul DePond. (incorporated herein by reference to Exhibit (10.1) to Amendment No. 2 to the Registrant's Registration Statement on Form SB-2,
       Reg. No. 333-23369, filed on August 15, 1997)

 10.2 Amendment No. 1 dated February 23, 2000 to Employment Agreement dated as of August 1, 1997 between Registrant and Paul DePond. (incorporated herein by reference to Exhibit (10.2) to Post-Effective Amendment No. 4 to the Registrant's Registration Statement on Form SB-2, Reg. No. 333-
       23369, filed on April 18, 2000)

 10.3  Employment Agreement dated as of August 1, 1997 between Registrant and
       Gaylan Larson. (incorporated herein by reference to Exhibit (10.2) to Amendment No. 2 to the Registrant's Registration Statement on Form SB-2,
       Reg. No. 333-23369, filed on August 15, 1997)

 10.4 Amendment No. 1 dated February 23, 2000 to Employment Agreement dated as of August 1, 1997 between Registrant and Gaylan Larson. (incorporated herein by reference to Exhibit (10.4) to Post-Effective Amendment No. 4 to the Registrant's Registration Statement on Form SB-2, Reg. No. 333-
       23369, filed on April 18, 2000)

 10.5  Employment Agreement dated as of August 1, 1997 between Registrant and
       Gerald Rice. (incorporated herein by reference to Exhibit (10.3) to Amendment No. 2 to the Registrant's Registration Statement on Form SB-2,
       Reg. No. 333-23369, filed on August 15, 1997)

 10.6 Amendment No. 1 dated February 23, 2000 to Employment Agreement dated as of August 1, 1997 between Registrant and Gerald Rice. (incorporated herein by reference to Exhibit (10.6) to Post-Effective Amendment No. 4 to the Registrant's Registration Statement on Form SB-2, Reg. No. 333-
       23369, filed on April 18, 2000)

 10.7 Form of Indemnification Agreement. (incorporated herein by reference to Exhibit (10.5) to the Registrant's Registration Statement on Form SB-2,
       Reg. No. 333-23369, filed on March 14, 1997)

 10.8  Escrow Agreement by and between Registrant, the American Stock Transfer
       & Trust Company and certain security holders of the Registrant, as amended. (incorporated herein by reference to Exhibit (10.6) to Amendment No. 2 to the Registrant's Registration Statement on Form SB-2,
       Reg. No. 333-23369, filed on August 15, 1997)

 10.9 Registrant's 1997 Stock Plan, as amended. (incorporated herein by reference to Exhibit (10.9) to Post-Effective Amendment No. 4 to the
       Registrant's Registration Statement on Form SB-2, Reg. No. 333-23369, filed on April 18, 2000)

 10.10 Lease between Registrant and C.C. Poon. (incorporated herein by reference to Exhibit (10.9) to Amendment No. 1 to the Registrant's
       Registration Statement on Form SB-2, Reg. No. 333-23369, filed on May
       29, 1997)

 10.11+ Nonexclusive Technology License Agreement between Registrant and Active
        Voice Corporation dated April 30, 1997. (incorporated herein by reference to Exhibit (10.10) to Amendment No. 2 to the Registrant's
        Registration Statement on Form SB-2, Reg. No. 333-23369, filed on
        August 15, 1997)

 10.12  Securities Purchase Agreement dated as of March 4, 1999 between
        Registrant and David A. Brewer. (incorporated herein by reference to Exhibit (10.11) to Post-Effective Amendment No. 3 to the Registrant's
        Registration Statement on Form SB-2, Reg. No. 333-23369, filed on April
        2, 1999)

 10.13 Amendment No. 1 dated October 7, 1999 to Securities Purchase Agreement dated as of March 4, 1999 between Registrant and David Brewer.
        (incorporated herein by reference to Exhibit (10.12) to the Registrant's Annual Report on Form 10-K for the fiscal year ended
        September 30, 1999, filed on December 28, 1999.

 10.14 Amendment No. 2 dated October 26, 2000 to Securities Purchase Agreement dated as of March 4, 1999 and as amended on October 7, 1999 between Registrant and David Brewer.

 10.15 Form of Underwriter's Unit Purchase Option. (incorporated herein by reference to Exhibit (4.2) to Amendment No. 1 to the Registrant's
        Registration Statement on Form SB-2, Reg. No. 333-23369, filed on May
        29, 1997)

 10.16  Stock Option Agreement dated November 11, 1999 between Registrant and
        Dane Russell. (incorporated herein by reference to Exhibit (10.15) to Post-Effective Amendment No. 4 to the Registrant's Registration
        Statement on Form SB-2, Reg. No. 333-23369, filed on April 18, 2000)

 10.17  Securities Purchase Agreement dated November 8, 2000 by and among the
        Registrant and the purchasers listed on Exhibit A thereto.

 23.1.  Consent of Ernst & Young LLP, Independent Auditors

 24.1   Power of Attorney (see page 23).

 27.1   Financial Data Schedule

--------
+ Confidential treatment has been granted with respect to portions of this exhibit.

   (b) Reports on Form 8-K

   During the quarter ended September 30, 2000, we filed no reports on Form 8-
K.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, duly authorized, in the City of San Jose, California, on the 21st day of December, 2000.

                                          Notify Technology Corporation

Dated: December 21, 2000                           /s/ Paul F. DePond
                                          By: _________________________________
                                                       Paul F. DePond
                                               President and Chief Executive
                                                          Officer

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

              Signature                          Title                   Date
              ---------                          -----                   ----

         /s/ Paul DePond               President, Chief Executive  December 21, 2000
______________________________________  Officer and Chairman
             Paul DePond                (Principal Executive
                                        Officer)

         /s/ Gerald Rice               Chief Financial Officer     December 21, 2000
______________________________________  (Principal Financial and
             Gerald Rice                Accounting Officer)

        /s/ Gaylan Larson              Vice President, Operations  December 21, 2000
______________________________________  and Director
            Gaylan Larson

       /s/ Michael Ballard             Director                    December 21, 2000
______________________________________
           Michael Ballard

                                       Director
______________________________________
             David Brewer

                                       Director
______________________________________
            Andrew Plevin

                         Notify Technology Corporation

                              Financial Statements

                    Years ended September 30, 2000 and 1999

                                    Contents

Report of Independent Auditors.............................................. F-2
Balance Sheet............................................................... F-3
Statements of Operations.................................................... F-4
Statements of Shareholders' Equity.......................................... F-5
Statements of Cash Flows.................................................... F-6
Notes to Financial Statements............................................... F-7

               REPORT OF ERNST & YOUNG LLP, INDEPENDENT AUDITORS

The Board of Directors and Shareholders
Notify Technology Corporation

   We have audited the accompanying balance sheet of Notify Technology Corporation as of September 30, 2000, and the related statements of operations, shareholders' equity, and cash flows for the years ended September 30, 2000 and 1999. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

   We conducted our audits in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

   In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Notify Technology Corporation at September 30, 2000, and the results of its operations and its cash flows for the years ended September 30, 2000 and 1999, in conformity with accounting principles generally accepted in the United States.

   As discussed in Note 1 to the financial statements, the Company's recurring losses from operations and reduction in liquidity raise substantial doubt about its ability to continue as a going concern. Management's plans as to these matters are also described in Note 1. The 2000 financial statements do not include any adjustments that might result from this uncertainty.

                                          /s/ Ernst & Young LLP

San Jose, California
October 25, 2000, except for Note 8,
as to which the date is December 14, 2000

                         NOTIFY TECHNOLOGY CORPORATION

                                 BALANCE SHEET

                                                                  September 30,
                                                                      2000
                                                                  -------------
                             ASSETS
Current assets:
  Cash and cash equivalents...................................... $    311,795
  Restricted cash................................................      764,698
  Accounts receivable, net of allowance for doubtful accounts of
   $15,000.......................................................      411,334
  Inventories....................................................      502,660
  Other current assets...........................................       50,686
                                                                  ------------
    Total current assets.........................................    2,041,173
Property and equipment, net......................................      276,115
                                                                  ------------
                                                                  $  2,317,288
                                                                  ============
              LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
  Accounts payable............................................... $    302,573
  Deferred revenue...............................................      452,690
  Other accrued liabilities......................................      296,340
  Accrued payroll and related....................................      151,762
                                                                  ------------
    Total current liabilities....................................    1,203,365
Commitments and contingencies
Shareholders' equity:
  Preferred stock, $0.001 par value, 5,000,000  shares
   authorized, none issued and outstanding.......................          --
  Common stock, $0.001 par value, 15,000,000 shares authorized,
   4,887,058 shares issued and outstanding at September 30,
   2000..........................................................        4,887
  Additional paid-in capital.....................................   13,845,024
  Notes receivable from shareholders.............................       (2,500)
  Accumulated deficit............................................  (12,733,488)
                                                                  ------------
    Total shareholders' equity...................................    1,113,923
                                                                  ------------
    Total liabilities and shareholders' equity................... $  2,317,288
                                                                  ============

                            See accompanying notes.

                         NOTIFY TECHNOLOGY CORPORATION

                            STATEMENTS OF OPERATIONS

                                                    Years Ended September 30,
                                                    --------------------------
                                                        2000          1999
                                                    ------------  ------------
Product sales.....................................  $  4,219,703  $  1,836,142
Cost of sales.....................................     3,657,121     1,721,029
                                                    ------------  ------------
Gross profit......................................       562,582       115,113
Operating costs and expenses:
  Research and development........................     1,459,911     1,361,792
  Sales and marketing.............................     1,209,993       837,334
  General and administrative......................     1,570,323     1,136,779
                                                    ------------  ------------
Total operating costs and expenses................     4,240,227     3,335,905
                                                    ------------  ------------
Loss from operations..............................    (3,677,645)   (3,220,792)
Other income and expense, net.....................       151,193        97,508
                                                    ------------  ------------
Net loss..........................................  $ (3,526,452) $ (3,123,284)
                                                    ============  ============
Basic and diluted net loss per share..............  $      (0.99) $      (1.11)
                                                    ============  ============
Weighted average shares used in computing net loss
 per share........................................     3,568,503     2,801,410
                                                    ============  ============



                            See accompanying notes.

                         NOTIFY TECHNOLOGY CORPORATION

                       STATEMENTS OF SHAREHOLDERS' EQUITY

                                                             Notes
                            Common Stock     Additional    Receivable                                 Total
                          -----------------    Paid-In        From       Deferred   Accumulated   Shareholders'
                           Shares    Amount    Capital    Shareholders Compensation   Deficit        Equity
                          ---------  ------  -----------  ------------ ------------ ------------  -------------
Balance at September 30,
 1998...................  3,541,569  $3,542  $ 8,945,417    $(11,397)   $     --    $ (6,083,752)  $ 2,853,810
Repurchases of common
 stock from
 shareholder............     (2,784)     (3)      (1,117)        --           --             --         (1,120)
Repayment of notes
 receivable from
 shareholders...........        --      --           --        4,371          --             --          4,371
Proceeds from exercise
 of options and
 warrants...............     14,392      14        8,029         --           --             --          8,043
Issuance of common
 shares pursuant to
 private offering, net
 of issuance costs......    850,000     850    3,043,360         --           --             --      3,044,210
Deferred compensation
 relating to grant of
 stock options..........        --      --       167,462         --      (167,462)           --            --
Amortization of deferred
 compensation...........        --      --           --          --        50,774            --         50,774
Net loss and
 comprehensive net
 loss...................        --      --           --          --           --      (3,123,284)   (3,123,284)
                          ---------  ------  -----------    --------    ---------   ------------   -----------
Balance at September 30,
 1999...................  4,403,177   4,403   12,163,151      (7,026)    (116,688)    (9,207,036)    2,836,804
Repurchases of common
 stock from
 shareholder............     (1,820)     (2)        (663)        665          --             --            --
Repayment of notes
 receivable from
 shareholder............        --      --           --        3,861          --             --          3,861
Proceeds from exercise
 of options and
 warrants...............    485,701     486    1,726,083         --           --             --      1,726,569
Change in fair value of
 non-employee stock
 options................        --      --       (43,547)        --        43,547            --            --
Amortization of deferred
 compensation...........        --      --           --          --        73,141            --         73,141
Net loss and
 comprehensive net
 loss...................        --      --           --          --           --      (3,526,452)   (3,526,452)
                          ---------  ------  -----------    --------    ---------   ------------   -----------
Balance at September 30,
 2000...................  4,887,058  $4,887  $13,845,024    $ (2,500)   $     --    $(12,733,488)  $ 1,113,923
                          =========  ======  ===========    ========    =========   ============   ===========


                            See accompanying notes.

                         NOTIFY TECHNOLOGY CORPORATION

                            STATEMENTS OF CASH FLOWS

                                                      Years Ended September
                                                               30,
                                                     ------------------------
                                                        2000         1999
                                                     -----------  -----------
Operating activities
Net loss............................................ $(3,526,452) $(3,123,284)
Adjustments to reconcile net loss to net cash used
 in operating activities:
  Depreciation and amortization.....................     184,535      151,689
  Amortization of deferred compensation.............      73,141       50,774
  Changes in operating assets and liabilities:
    Accounts receivable.............................     265,698     (588,164)
    Inventory.......................................      31,807      293,857
    Other assets....................................      89,893      (47,822)
    Accounts payable................................    (116,843)     185,236
    Other current liabilities.......................     (81,643)     209,372
    Deferred revenue................................     452,690          --
                                                     -----------  -----------
Net cash used in operating activities...............  (2,627,174)  (2,868,342)

Investing activities
Expenditures for property and equipment.............    (148,516)    (183,022)
Increase in restricted cash.........................    (764,698)         --
                                                     -----------  -----------
Net cash used in investing activities...............    (913,214)    (183,022)

Financing activities
Proceeds from exercise of options and warrants......   1,726,569        8,043
Proceeds from issuance of common stock..............         --     3,044,210
Repayments of notes receivable from shareholders....       3,861        4,371
Payments on repurchase of unvested stock............         --        (1,120)
                                                     -----------  -----------
Net cash provided by financing activities...........   1,730,430    3,055,504
                                                     -----------  -----------
Net increase (decrease) in cash and cash
 equivalents........................................  (1,809,958)       4,140
Cash and cash equivalents at beginning of period....   2,121,753    2,117,613
                                                     -----------  -----------
Cash and cash equivalents at end of period.......... $   311,795  $ 2,121,753
                                                     -----------  -----------

Supplemental disclosure of cash flow information
Cash paid for interest.............................. $     2,929  $       --
                                                     ===========  ===========

                            See accompanying notes.

                         NOTIFY TECHNOLOGY CORPORATION

                         NOTES TO FINANCIAL STATEMENTS
                               September 30, 2000

1. Fiscal 2001 Financing

   During fiscal 2000, Notify Technology Corporation (the Company) financed its operations through a combination of its existing cash balances and the proceeds from the exercise of warrants. The Company's recurring losses from operations and reduction in liquidity raise substantial doubt about its ability to continue as a going concern.

   The Company's ability to fund its recurring losses from operations depends upon its success in shifting its product focus into wireless e-mail notification and wireless e-mail notification market solutions, and/or raising other sources of financing. Management expects to enter into several arrangements that will produce increased revenue from new products during fiscal 2001. The Company also continues to pursue other sources of additional financing, including equity financing. If the Company is successful in selling these new products and/or raising other sources of financing, it believes that it will be able to finance its operations during fiscal 2001 (see Note 8).

   The 2000 financial statements do not include any adjustments that might result should the Company not be able to finance its expected level of future expenditures.

2. Summary of Significant Accounting Policies

 Organization and Business

   The Company is a communications service and software provider for wireline and wireless notification and messaging services.

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

 Inventories

   Inventories are stated at the lesser of actual cost, on a first-in, first-out basis, or market and consist of the following:

                                                                   September 30,
                                                                       2000
                                                                   -------------
      Raw materials...............................................   $ 76,662
      Work-in-process.............................................    197,062
      Finished goods..............................................    228,936
                                                                     --------
                                                                     $502,660
                                                                     ========

 Property and Equipment

   Property and equipment are stated at cost and depreciated or amortized on a straight-line basis of the lesser of the estimated useful lives of the asset or the lease term. The estimated useful lives range from three to five years.

                         NOTIFY TECHNOLOGY CORPORATION

                               September 30, 2000


 Revenue Recognition

   Product sales are generally recognized at the time the product is shipped, title has transferred, and no obligations remain. Service income is recognized on a straight-line basis over the period of the service agreement.

 Use of Estimates

   The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

 Concentration of Credit Risk

   The Company performs ongoing credit evaluations and generally requires no collateral. The Company maintains reserves for credit losses, and such losses have been within management's expectations. As of September 30, 2000, two customers accounted for 50% and 19% of accounts receivable.

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

 Net Loss Per Share

   The weighted average number of common shares used in the net loss per share calculation was reduced by the common stock and potential common shares placed in escrow in connection with the Company's initial public offering. Options to purchase 505,535 and 123,760 shares of common stock were outstanding at September 30, 2000 and 1999, respectively, but were not included in the computation of diluted net loss per share as the effect would be antidilutive.

 Effect of New Accounting Pronouncements

 SAB 101

   In December 1999 and during fiscal 2000, the staff of the Securities and Exchange Commission issued and amended Staff Accounting Bulletin No. 101, "Revenue Recognition in Financial Statements" (SAB 101). SAB 101 is effective for the Company in the fourth quarter of fiscal 2001. The Company does not believe that SAB 101 will have any impact on its revenues and results of operations.

 FIN 44

   In March 2000, the Financial Accounting Standards Board issued FASB Interpretation No. 44, "Accounting for Certain Transactions Involving Stock Compensation--An Interpretation of APB Opinion

                         NOTIFY TECHNOLOGY CORPORATION

                               September 30, 2000

No. 25" (FIN 44). FIN 44 clarifies the application of APB Opinion No. 25 and, among other issues, clarifies the following: the definition of an employee for purposes of applying APB Opinion No. 25; the criteria for determining whether a plan qualifies as a noncompensatory plan; the accounting consequence of various modifications to the terms of the previously fixed stock options or awards; and the accounting for an exchange of stock compensation awards in a business combination. FIN 44 is effective July 1, 2000, but certain conclusions in FIN 44 cover specific events that occurred after either December 15, 1998 or January 12, 2000. The Company does not expect the application of FIN 44 to have a material impact on the Company's financial position or results of operations.

3. Property and Equipment

   Property and equipment consist of the following:

                                                                   September 30,
                                                                       2000
                                                                   -------------
      Furniture and office equipment..............................   $ 459,600
      Software....................................................      41,774
      Leasehold improvements......................................       2,246
                                                                     ---------
                                                                       503,620
      Less accumulated depreciation and amortization..............    (227,505)
                                                                     ---------
                                                                     $ 276,115
                                                                     =========

4. Commitments and Contingencies

   The Company currently occupies a facility under an operating lease, which expires in March 2001 and contains renewal options to extend the lease term for one two-year period. Future minimum payments under this lease for the year ended September 30, 2001 are $75,000.

   Rent expense totaled $173,000 and $146,000 for the years ended September 30, 2000 and 1999, respectively.

   At September 30, 2000, the Company had $764,698 of outstanding letters of credit to its suppliers related to a commitment to purchase additional inventory of $687,000. The letters of credit are secured by a money market account of $764,698, which is recorded as restricted cash.

5. Shareholders' Equity

 Preferred Stock

   The Board of Directors has the authority, without any further vote or action by the shareholders, to provide for the issuance of 5,000,000 shares of preferred stock in one or more series with such designation, rights, preferences, and limitations as the Board of Directors may determine, including the consideration to be received, the number of shares comprising each series, dividend rates, redemption provisions, liquidation preferences, redemption and fund provisions, conversion rights, and voting rights, all without the approval of the holders of common stock.

                         NOTIFY TECHNOLOGY CORPORATION

                              September 30, 2000


 Common Stock

   The following table summarizes shares of common stock reserved for future issuance by the Company:

                                                                 September 30,
                                                                     2000
                                                                 -------------
      1997 Stock Option Plan....................................     682,370
      Warrant agreements........................................   3,065,430
                                                                   ---------
                                                                   3,747,800
                                                                   =========

   In connection with an offering to the public in August 1997 (the Offering), the Company granted an underwriter an option to purchase up to 160,000 units (consisting of one share of common stock and one Class A warrant), exercisable at $7.00 per unit, commencing in August 2000 and expiring in August 2002.

 Warrants to Purchase Common Stock

   In October 1999, the Company received proceeds of $1,121,760 from the exercise of two warrants to purchase 311,600 shares of common stock issued in connection with the March 1999 private placement of common stock. In connection with the exercise, the product sales and revenue milestones and the expiry date of two other warrants, each to purchase 155,800 shares of common stock issued in connection with the March 1999 private placement were modified such that the warrants expire upon the earlier of March 31, 2001 or 30 days after the Company meets the revised product sales or revenue milestones. On February 16, 2000, the Company received proceeds of $560,880 from the exercise of one of these warrants. The Company did not meet the revenue milestone related to the remaining warrant.

   At September 30, 2000, 2,025,000 Class A warrants issued in connection with the Offering and other financings were outstanding. Each Class A warrant entitles the holder to purchase one share of common stock at an exercise price of $6.50, subject to adjustment, at any time through August 2002. Under certain circumstances, the warrants are subject to redemption by the Company at $0.05 per warrant on 30 days written notice.

   In addition, at September 30, 2000, two warrants to purchase 155,800 and 721,244 shares of common stock at an exercise price of $3.60 issued in connection with the March 1999 private placement were outstanding. The warrant to purchase 155,800 shares of common stock expires on March 31, 2001 and the warrant to purchase 721,244 shares of common stock expires in March 2003. In connection with the private placement, the Company also agreed to issue additional warrants if it sells shares of common stock in a capital raising transaction at a price below $3.60 per share prior to the earlier of (i) March 30, 2002 or (ii) the date on which the Company calls the outstanding Class A warrants.

   In addition, at September 30, 2000, 163,386 warrants to purchase shares of the Company's common stock, issued in connection with various financings were outstanding. These warrants are exercisable at any time at prices ranging from $0.25 to $5.05 per share and expire at dates ranging through April 2002.

   At September 30, 2000, warrants to purchase common stock included 972,334 and 24,752 warrants held by three directors and one officer, respectively.

                         NOTIFY TECHNOLOGY CORPORATION

                               September 30, 2000


 1997 Stock Option Plan

   In January 1997, the Company adopted the Notify Corporation 1997 Stock Plan (the Plan), which provides for the granting of stock options to employees, officers, consultants, and directors of the Company. Stock options are granted at fair market value on the date of grant with terms of up to ten years. Under the Plan, a total of 700,000 shares of the Company's common stock are reserved for issuance. Under the terms of these option grants, the options commence vesting upon the first anniversary of the date of employment and continue to vest ratably over the remainder of the four-year vesting period.

   The following table summarizes stock option activity:

                                                                   Options
                                                                 Outstanding
                                                              ------------------
                                                   Shares               Weighted
                                                Available For Number of Average
                                                    Grant      Shares    Price
                                                ------------- --------- --------
   Balance at September 30, 1998...............    144,125      54,000  $ 2.742
     Grants....................................   (171,000)    171,000  $ 4,062
     Cancellations.............................     94,063     (94,063) $ 2,743
     Exercises.................................        --       (7,177) $ 0.906
                                                  --------     -------
   Balance at September 30, 1999...............     67,188     123,760  $ 4,672
     Authorized................................    500,000         --
     Grants....................................   (455,000)    455,000  $ 7,204
     Cancellations.............................     64,647     (64,647) $ 6,561
     Exercises.................................        --       (8,578) $ 1,194
                                                  --------     -------
   Balance at September 30, 2000...............    176,835     505,535  $ 6,677
                                                  ========     =======

   The following table summarizes outstanding and exercisable options at September 30, 2000:

                       Options Outstanding                 Options Exercisable
                   ----------------------------------    ------------------------------
                                                                           Weighted
                                       Weighted           Number of         Average
                    Number of           Average            Options         Remaining
      Exercise       Options           Remaining         Exercisable       Exercise
       Prices      Outstanding       Life in Years         Shares            Price
      --------     -----------       -------------       -----------       ---------
       $0.906         35,394             7.71              26,374           $0.906
       $2.750         28,000             9.87                 375           $2.750
       $3.500          6,000             9.76                --             $3.500
       $3.781         14,141             8.40               8,099           $3.781
       $3.875         54,000             9.80               1,167           $3.875
       $5.594          8,000             9.27                --             $5.594
       $6.125          6,000             9.46                --             $6.125
       $6.375         57,000             9.14                --             $6.375
       $7.188         21,000             9.21                --             $7.188
       $7.344         16,000             8.68               5,292           $7.344
       $7.656         13,000             9.00               3,250           $7.656
       $7.750          5,000             8.86               1,458           $7.750
       $7.906          2,000             8.67               2,000           $7.906
       $8.813        240,000             9.39              40,832           $8.813
                   -----------                           -----------
                     505,535             9.24              88,847           $6.677
                   -----------                           -----------

                                     F-c11

                         NOTIFY TECHNOLOGY CORPORATION

                               September 30, 2000


   The weighted average fair value of options granted was $6.02 in 2000 and $3.35 in 1999.

 Stock-Based Compensation

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

   SFAS 123 requires pro forma information regarding net income and earnings per share as if the Company had accounted for its employee stock options granted subsequent to September 30, 1995 under the fair value method of SFAS
123. The fair value of the options was estimated at the date of grant using a Black-Scholes option pricing model with the following assumptions: a weighted average expected life of the option of four years; risk-free interest rates of 6.0%; dividend yields of 0.0%; and volatility factors of the expected market price of the Company's common stock of 133% and 136% for 2000 and 1999, respectively.

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

   For purposes of pro forma disclosures, the estimated fair value of the options is amortized to expense over the options' vesting period. The Company's pro forma information follows:

                                                         2000         1999
                                                      -----------  -----------
   Net loss:
     As reported..................................... $(3,526,452) $(3,123,284)
     Pro forma.......................................  (4,044,930)  (3,173,000)
   Basic and diluted net loss per share:
     As reported..................................... $     (0.99) $     (1.11)
     Pro forma.......................................       (1.13)       (1.13)

   The effects of applying SFAS 123 pro forma disclosures are not likely to be representative of the effects on net income or loss of future years.

   The Company recognized compensation expense of $73,000 and $51,000 in fiscal 2000 and 1999, respectively, related to the grant of options to non employees.

 Escrow Securities

   In connection with the Offering, holders of the Company's common stock agreed to place 1,242,985 of their shares into escrow, and holders of certain warrants agreed to place warrants to purchase 126,759 shares of common stock into escrow. The securities will be released to the holders in the event specified levels of pretax income are achieved for the years ended September 30, 1998 to 2003 or if the Company is acquired by or

                         NOTIFY TECHNOLOGY CORPORATION

                               September 30, 2000

merged into another entity in a transaction in which shareholders receive a specified consideration. Any securities remaining in escrow on September 30, 2003 will be forfeited, which securities will then be contributed to the Company's capital. The pretax income levels are subject to proportionate adjustment upon the issuance of certain securities subsequent to the Company's initial public offering.

   In the event that the escrowed securities are released, the Securities and Exchange Commission has adopted the position that the release of escrowed securities to officers, directors, employees, and consultants of the Company will be compensatory and, accordingly, will result in compensation expense for financial reporting purposes. The expense will equal the fair value of the escrowed securities on the date of release and will result in a material charge to operations. At September 30, 2000, the Company had not attained any of the specified earnings or market price levels.

6. Income Taxes

   Due to operating losses, there is no provision for income taxes for 2000 or 1999. The expected statutory tax benefit of 34% is offset by the inability to recognize an income tax benefit from the net operating losses.

   Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company's deferred tax assets for federal and state income taxes are as follows:

                                                         Years Ended September
                                                                  30,
                                                         ----------------------
                                                            2000        1999
                                                         ----------  ----------
   Deferred tax assets:
     Net operating loss carryforwards................... $3,900,000  $3,000,000
     Research credit carryforwards......................    211,000     150,000
     Other temporary differences........................    824,000     350,000
                                                         ----------  ----------
       Total deferred tax assets........................  4,935,000   3,500,000
   Valuation allowance.................................. (4,935,000) (3,500,000)
                                                         ----------  ----------
   Net deferred tax assets.............................. $      --   $      --
                                                         ==========  ==========

   Realization of deferred tax assets is dependent on future earnings, the timing and amount of which are uncertain. Accordingly, a valuation allowance in an amount equal to the net deferred tax asset has been established to reflect these uncertainties. The change in the valuation allowance was a net increase of $1,435,000 and $1,176,000 for fiscal years 2000 and 1999, respectively.

   As of September 30, 2000, the Company had net operating loss carryforwards of approximately $10,000,000 and $6,000,000 for federal and California tax purposes, which will expire in years 2003 through 2020. As of September 30, 2000, the Company also had research and development tax credit carryforwards for federal and California tax purposes of approximately $150,000 and $80,000, respectively. The credits will expire in years 2010 through 2019, if not utilized. Utilization of net operating loss and tax credit carryforwards may be subject to a substantial annual limitation due to the ownership change limitations provided by the Internal Revenue Code of 1986, as amended, and similar state provisions. The annual limitation may result in the expiration of net operating loss and tax credit carryforwards before full utilization.

                         NOTIFY TECHNOLOGY CORPORATION

                               September 30, 2000


7. Industry Segment, Customer, and Geographic Information

   The Company has one operating segment by which management evaluates performance. The Company sells its products within the United States primarily to regional bell operating companies and local exchange carriers. Two products accounted for 69% and 20% of total revenues in fiscal 2000. The same two products accounted for 34% and 41% in fiscal 1999. Four customers accounted for 23%, 22%, 17%, and 15% of sales for the fiscal year ended September 30, 2000. Two customers accounted for 55% and 11% for the fiscal year ended September 30, 1999.

8. Subsequent Events

   In November 2000, the Company sold in a private offering 376,865 shares of common stock and issued warrants to purchase 188,424 shares of common stock for an aggregate consideration of $1,224,820. The warrants consisted of one set of warrants to purchase 94,212 shares of common stock at $3.25 per share expiring in August 2001 and one set of warrants to purchase 94,212 shares of common stock at $3.25 per share expiring in November 2003. In the event the Company issues equity securities in a financing for an amount of $250,000 or more at a price per share less than the price per share in this offering, the exercise price of the outstanding warrants will be reduced to the price per share at which such equity securities were sold and the Company will issue additional warrants to purchase common stock with an exercise price of $0.01 and a term of three years. The warrants will be exercisable into a number of shares of common stock determined by the price per share and number of shares issued in the financing.

                                 EXHIBIT INDEX

  3.1 Restated Articles of Incorporation of Registrant. (incorporated herein by reference to Exhibit (3.2) to the Registrant's Registration Statement on Form SB-2, Reg. No. 333-
        23369, filed on March 14, 1997)

  3.2 Amended and Restated Bylaws of Registrant. (incorporated herein by reference to Exhibit (3.2) to Post-Effective Amendment No. 4 to the Registrant's Registration
        Statement on Form SB-2, Reg. No. 333-23369, filed on April 18, 2000)

  4.1   Form of Warrant Agreement. (incorporated herein by reference to Exhibit
        (4.1) to Amendment No. 1 to the Registrant's Registration Statement on
        Form SB-2, Reg. No. 333-23369, filed on May 29, 1997)

 10.1   Employment Agreement dated as of August 1, 1997 between Registrant and
        Paul DePond. (incorporated herein by reference to Exhibit (10.1) to Amendment No. 2 to the Registrant's Registration Statement on Form SB-
        2, Reg. No. 333-23369, filed on August 15, 1997)

 10.2 Amendment No. 1 dated February 23, 2000 to Employment Agreement dated as of August 1, 1997 between Registrant and Paul DePond. (incorporated herein by reference to Exhibit (10.2) to Post-Effective Amendment No. 4 to the Registrant's Registration Statement on Form SB-2, Reg. No. 333-
        23369, filed on April 18, 2000)

 10.3   Employment Agreement dated as of August 1, 1997 between Registrant and
        Gaylan Larson. (incorporated herein by reference to Exhibit (10.2) to Amendment No. 2 to the Registrant's Registration Statement on Form SB-
        2, Reg. No. 333-23369, filed on August 15, 1997)

 10.4 Amendment No. 1 dated February 23, 2000 to Employment Agreement dated as of August 1, 1997 between Registrant and Gaylan Larson.
        (incorporated herein by reference to Exhibit (10.4) to Post-Effective
        Amendment No. 4 to the Registrant's Registration Statement on Form SB-
        2, Reg. No. 333-23369, filed on April 18, 2000)

 10.5   Employment Agreement dated as of August 1, 1997 between Registrant and
        Gerald Rice. (incorporated herein by reference to Exhibit (10.3) to Amendment No. 2 to the Registrant's Registration Statement on Form SB-
        2, Reg. No. 333-23369, filed on August 15, 1997)

 10.6 Amendment No. 1 dated February 23, 2000 to Employment Agreement dated as of August 1, 1997 between Registrant and Gerald Rice. (incorporated herein by reference to Exhibit (10.6) to Post-Effective Amendment No. 4 to the Registrant's Registration Statement on Form SB-2, Reg. No. 333-
        23369, filed on April 18, 2000)

 10.7 Form of Indemnification Agreement. (incorporated herein by reference to Exhibit (10.5) to the Registrant's Registration Statement on Form SB-2,
        Reg. No. 333-23369, filed on March 14, 1997)

 10.8   Escrow Agreement by and between Registrant, the American Stock Transfer
        & Trust Company and certain security holders of the Registrant, as amended. (incorporated herein by reference to Exhibit (10.6) to Amendment No. 2 to the Registrant's Registration Statement on Form SB-
        2, Reg. No. 333-23369, filed on August 15, 1997)

 10.9 Registrant's 1997 Stock Plan, as amended. (incorporated herein by reference to Exhibit (10.9) to Post-Effective Amendment No. 4 to the
        Registrant's Registration Statement on Form SB-2, Reg. No. 333-23369, filed on April 18, 2000)

 10.10 Lease between Registrant and C.C. Poon. (incorporated herein by reference to Exhibit (10.9) to Amendment No. 1 to the Registrant's
        Registration Statement on Form SB-2, Reg. No. 333-23369, filed on May
        29, 1997)

 10.11+ Nonexclusive Technology License Agreement between Registrant and Active
        Voice Corporation dated April 30, 1997. (incorporated herein by reference to Exhibit (10.10) to Amendment No. 2 to the Registrant's
        Registration Statement on Form SB-2, Reg. No. 333-23369, filed on
        August 15, 1997)

 10.12 Securities Purchase Agreement dated as of March 4, 1999 between
       Registrant and David A. Brewer. (incorporated herein by reference to Exhibit (10.11) to Post-Effective Amendment No. 3 to the Registrant's
       Registration Statement on Form SB-2, Reg. No. 333-23369, filed on April
       2, 1999)

 10.13 Amendment No. 1 dated October 7, 1999 to Securities Purchase Agreement dated as of March 4, 1999 between Registrant and David Brewer.
       (incorporated herein by reference to Exhibit (10.12) to the Registrant's
       Annual Report on Form 10-K for the fiscal year ended September 30, 1999, filed on December 28, 1999.

 10.14 Amendment No. 2 dated October 26, 2000 to Securities Purchase Agreement dated as of March 4, 1999 and as amended on October 7, 1999 between Registrant and David Brewer.

 10.15 Form of Underwriter's Unit Purchase Option. (incorporated herein by reference to Exhibit (4.2) to Amendment No. 1 to the Registrant's
       Registration Statement on Form SB-2, Reg. No. 333-23369, filed on May
       29, 1997)

 10.16 Stock Option Agreement dated November 11, 1999 between Registrant and
       Dane Russell. (incorporated herein by reference to Exhibit (10.15) to Post-Effective Amendment No. 4 to the Registrant's Registration
       Statement on Form SB-2, Reg. No. 333-23369, filed on April 18, 2000)

 10.17 Securities Purchase Agreement dated November 8, 2000 by and among the
       Registrant and the purchasers listed on Exhibit A thereto.

 23.1  Consent of Ernst & Young LLP, Independent Auditors

 24.1  Power of Attorney (see page 23).

 27.1  Financial Data Schedule

--------
+ Confidential treatment has been granted with respect to portions of this exhibit.