Form 10QSB
period 2000-12-31
NOTIFY TECHNOLOGY CORP
filed 2001-02-14
CIK 1031980

                    U. S. Securities and Exchange Commission

                             Washington, D.C. 20549

                                   FORM 10-QSB

                                   (Mark One)

[ X ] Quarterly Report Under Section 13 or 15(d) of the Securities Exchange Act of 1934

      For the quarterly period ended December 31, 2000
                                       or
[   ] Transition Report Under Section 13 of 15(d) of the Securities Exchange Act
      of 1934

      For the Transition Period From ____________ to ______________

                        Commission File number 000-23025

============================================================================

                          NOTIFY TECHNOLOGY CORPORATION
        -----------------------------------------------------------------
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



     As of December 31, 2000 there were 5,263,923 shares of Common Stock outstanding.



                  Transitional Small Business Disclosure Format

                                 Yes [   ] No [ X ]

         INDEX

PART I.  FINANCIAL INFORMATION (unaudited)

         Item 1.      Financial Statements: (unaudited)

                      Balance Sheet as of December 31, 2000......................................3

                      Statements of Operations for the three-month periods ended
                      December 31, 2000 and 1999.................................................4

                      Statements of Cash Flows for the three-month periods ended
                      December 31, 2000 and 1999.................................................5

                      Notes to the Financial Statements..........................................6

         Item 2.      Management's Discussion and Analysis of Financial Condition
                      and Results of Operations..................................................7

PART II.  OTHER INFORMATION

         Item 6.      Exhibits and Reports on Form 8-K..........................................10


SIGNATURES......................................................................................10

PART I.  FINANCIAL INFORMATION (unaudited)

         Item 1.        Financial Statements

                          NOTIFY TECHNOLOGY CORPORATION
                                  BALANCE SHEET

                                                                 December 31,
                                                                     2000
                                                                 ------------
                                                                 (Unaudited)
Assets
Current assets:
           Cash and cash equivalents ........................... $  1,061,999
           Restricted cash .....................................      686,391
           Accounts receivable .................................       59,601
           Inventories .........................................      354,578
           Prepaid assets ......................................       52,881
                                                                 ------------
Total current assets ...........................................    2,215,450

Property and equipment, net ....................................      229,872
                                                                 ------------

     Total assets .............................................. $  2,445,322
                                                                 ============

Liabilities and shareholders' equity
Current liabilities:
           Accounts payable ....................................       58,955
           Deferred Revenue ....................................      409,937
           Accrued liabilities .................................      432,968
                                                                 ------------
Total current liabilities ......................................      901,860

Shareholders' equity:
           Common stock ........................................        5,264
           Additional paid-in capital ..........................   15,055,142
           Retained earnings ...................................  (13,516,944)
                                                                 ------------
Total shareholders' equity .....................................    1,543,462
                                                                 ------------
     Total liabilities and shareholders' equity ................ $  2,445,322
                                                                 ============

See accompanying notes to unaudited financial statements

                          NOTIFY TECHNOLOGY CORPORATION
                            STATEMENTS OF OPERATIONS

                                                 Three months
                                              ended December 31,
                                             2000            1999
                                         -----------      -----------
                                                 (Unaudited)


Product sales ......................     $   362,315      $ 1,069,678
Cost of sales ......................         346,190          735,445
                                         -----------      -----------
Gross profit .......................          16,125          334,233

Operating expenses:
        Research & development .....         286,518          379,036
        Sales and marketing ........         257,914          318,386
        General and administrative .         351,709          363,261
                                         -----------      -----------
Total operating expenses ...........         896,141        1,060,683
                                         -----------      -----------

Loss from operations ...............        (880,016)        (726,450)

Other (income) and expense, net ....         (96,560)         (26,601)
                                         -----------      -----------
Net loss ...........................     $  (783,456)     $  (699,849)
                                         ===========      ===========

Basic and diluted net loss per share     $     (0.20)     $     (0.20)
                                         ===========      ===========

Weighted average shares outstanding        3,835,818        3,432,946
                                         ===========      ===========


See accompanying notes to unaudited financial statements

                          NOTIFY TECHNOLOGY CORPORATION
                            STATEMENTS OF CASH FLOWS

                                                               Three-Month Period
                                                               Ended December 31,
                                                               2000           1999
                                                         -------------------------------
                                                                  (Unaudited)
Cash Flows used in operating activities:
Net loss ............................................     $  (783,456)     $  (699,849)
Adjustments to reconcile net loss to cash used in
       operating activities:
            Depreciation and amortization ...........          48,313           47,317
       Changes in operating assets and activities:
            Accounts receivable .....................         351,733
                                                                              (171,296)
            Inventories .............................         148,081         (201,991)
            Accounts payable ........................        (243,618)          55,316
            Accrued liabilities .....................         (15,134)         285,139
            Deferred Revenue ........................         (42,753)            --
            Other current assets ....................          (2,195)          73,031
                                                          -----------      -----------
Net cash used in operating activities ...............        (539,029)        (612,333)
                                                          -----------      -----------

Cash flows used in investing activities:
       Expenditures for property & equipment ........          (2,070)         (38,017)
       Decrease in restricted cash ..................          78,307             --
                                                          -----------      -----------
Net cash provided by (used in) investing activities .          76,237          (38,017)
                                                          -----------      -----------

Cash flows provided by financing activities:
       Proceeds from the sale of common stock .......       1,209,748             --
       Proceeds from exercise of options and warrants           3,248        1,121,941
                                                          -----------      -----------
Net cash provided by financing activities ...........       1,212,996        1,121,941
                                                          -----------      -----------

Net increase in cash and cash equivalents ...........         750,204          471,591
Cash and cash equivalents at beginning of period ....         311,795        2,121,753
                                                          -----------      -----------
Cash and cash equivalents at end of period ..........     $ 1,061,999      $ 2,593,344
                                                          ===========      ===========


See accompanying notes to unaudited financial statements

NOTIFY TECHNOLOGY CORPORATION

NOTES TO THE FINANCIAL STATEMENTS (Unaudited)

         1.       BASIS OF PRESENTATION

         The accompanying unaudited financial statements of Notify Technology Corporation (referred to as "we", "us" and "our" unless the context otherwise requires) have been prepared in accordance with generally accepted accounting principles for interim financial information and the instructions of Regulation S-B Item 310(b) and Article 10 of Regulation S-X. The balance sheet as of December 31, 2000, the statements of operations and the statements of cash flows for the three-month periods ended December 31, 2000 and 1999 are unaudited but include all adjustments (consisting only of normal recurring adjustments), which we consider necessary for a fair presentation of the financial position at such date and the operating results and cash flows for those periods. Although we believe that the disclosures in these financial statements are adequate to make the information presented not misleading, certain information normally included in financial statements and related footnotes prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission. The accompanying financial statements should be read in conjunction with the financial statements and notes thereto included in our Annual Report on Form 10-KSB for the year ended September 30, 2000.

         Results for any interim period are not necessarily indicative of results for any other interim period or for the entire year.

         2.       FISCAL 2000 FINANCING

         The Company's financial statements are prepared and presented on a basis assuming it continues as a going concern. At December 31, 2000, the Company had an accumulated deficit of $13,516,944 and incurred a net loss of $3,526,452 and $783,456 for the year ended September 30, 2000 and the three-month period ended December 31, 2000, respectively. The Company's recurring losses from operations and reduction in liquidity raise substantial doubt about its ability to continue as a going concern.

         During fiscal 2000 and the first quarter of fiscal 2001, the Company financed its operations through a combination of its existing cash balances and the proceeds from the sale of common stock (see note 7) and exercise of warrants. The Company's ability to fund its recurring losses from operations depends upon its success in shifting its product focus into wireless e-mail notification and wireless e-mail notification market solutions, and/or raising other sources of financing. Management expects to enter into several arrangements that will produce increased revenue from new products during fiscal 2001. The Company also continues to pursue other sources of additional financing, including equity financing. If the Company is successful in selling these new products and/or raising other sources of financing, it believes that it will be able to finance its operations during fiscal 2001.

         3.       NET LOSS PER SHARE

         The weighted average number of common shares used in the net loss per share calculation was reduced by the common stock and potential common shares placed in escrow in connection with the Company's initial public offering. Options to purchase 611,220 and 185,184 shares of common stock were outstanding at December 31, 2000 and 1999, respectively, but were not included in the computation of diluted net loss per share as the effect would be antidilutive.

NOTIFY TECHNOLOGY CORPORATION


         4.       USE OF ESTIMATES

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

                                                December 31,
                                                    2000
                                                ------------
         Raw Materials.......................     $ 58,673
         Work In Process.....................      160,971
         Finished Goods......................      134,934
                                                  --------
                                                  $354,578
                                                  ========

         6.       INCOME TAXES

         Due to the Company's loss position, there was no provision for income taxes for the three-month periods ended December 31, 2000 and 1999.

         7.       SHAREHOLDERS' EQUITY

         In November 2000, the Company sold to a private group of investors, which included Mr. Andrew Plevin, a director of the Company, 376,865 shares of common stock and issued warrants to purchase an aggregate of 188,424 shares of common stock for an aggregate consideration of $1,209,748. The exercise price for each of the warrants is $3.25 per share of common stock. Warrants to purchase an aggregate of 94,212 shares of common stock expire nine months from the closing date and warrants to purchase an aggregate of 94,212 shares of common stock expire three years from the closing date. In the event the Company issues equity securities in a financing for an amount of $250,000 or more at a price per share less than the price per share in this offering, the exercise price of the outstanding warrants will be reduced to the price per share at which such equity securities are sold and the Company will issue additional warrants to purchase common stock with an exercise price of $0.01 and a term of three years. The warrants will be exercisable into a number of shares of common stock determined by the price per share and number of shares issued in the financing.


Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS:

         The following discussion should be read in conjunction with the unaudited financial statements and notes thereto included in Part I - Item 1 of this Quarterly Report and the audited financial statements and notes thereto and Management's Discussion and Analysis of Financial Condition and Results of Operations contained in our Annual Report on Form 10-KSB for the year ended September 30, 2000.

NOTIFY TECHNOLOGY CORPORATION

RESULTS OF OPERATIONS

         Three-Month Periods Ended December 31, 2000 and 1999

         Revenue consists primarily of gross revenue from the sale of telephony equipment and service income related to the Centrex Receptionist. Revenue for the three-month period ended December 31, 2000 decreased to $362,315 from $1,069,678 for the three-month period ended December 31, 1999. Revenue was down from the previous year primarily due to decreased sales of the Call Manager product line and, to a lessor extent, a reduction in Centrex Receptionist sales. Revenue for the three-month period ended December 31, 2000 includes royalty proceeds of $47,527 from our stutter-dial patent. Sales of the Call Manager product represented 35% of our revenue in the three month period ended December 31, 2000 compared to 58% in the three month period ended December 31, 1999. Sales of the Centrex Receptionist represented 26% of our revenue in the three month period ended December 31, 2000 compared to 27% in the three month period ended December 31, 1999. Sales to telephone companies were 75% and 84% of revenue for the three-month periods ended December 31, 2000 and 1999, respectively. One customer accounted for 25% and 29% of sales in the three-month periods ended December 31, 2000 and 1999, respectively. Three other customers accounted for 18%, 18% and 15% of sales in the three month period ended December 31, 2000.

         Most of the Call Manager revenue in the three-month period ended December 31, 2000 was derived from a single telephone company promotional program utilizing the Call Manager product as a customer acquisition device. Conversely, most of the revenue from the Centrex Receptionist came from continuing, non-promotional telephone company programs resulting in more consistent sales. The eView product line has not yet produced significant revenue and our new wireless NotifyLink products were not yet released for sale except for a limited release to WebLink in December 2000. As the timing and size of promotional programs using our Call Manager products is uncertain and our new products are not yet in full release, we anticipate we will continue to experience substantial variances in quarterly revenue.

         Cost of sales consists primarily of the cost to manufacture our products. Cost of sales decreased to $346,190 in the three month period ended December 31, 2000 from $735,445 for the three month period ended December 31, 1999. This decrease was the result of decreased sales of the Call Manager product line and the Centrex Receptionist product line and was partially offset by an accrual for losses on firm purchase commitments for inventory of $200,000.

         Our gross margin, prior to the accrual for losses on firm purchase commitments for inventory, increased to 59.7% in the three month period ended December 31, 2000 compared to 31.2% in the three month period ended December 31, 1999. This improvement occurred because of royalty proceeds from our stutter-dial patent and a reduction in warranty reserve of $44,000 due to the reduction in sales. The accrual for losses on firm purchase commitments for inventory related to undelivered Call Manager inventory was recorded due to lower than anticipated sales in the first fiscal quarter of 2001.

         Research and development expenses consist primarily of personnel costs, contract engineering expenses, testing expenses and supply expenses. Research and development expenses decreased to $286,518 for the three month period ended December 31, 2000 from $379,036 for the three month period ended December 31, 1999. This decrease reflects the reduction in hardware design staff at our California location and lower material costs of developing software versus hardware.

         Sales and marketing expenses consist primarily of personnel costs, travel costs and sales commissions related to our sales and marketing efforts. Sales and marketing expenses decreased to $257,914 for the three month period ended December 31, 2000 from $318,386 for the three month period ended December 31, 1999. This decrease was due a reduction in trade show expenses.

         General and administrative expenses consist of general management and finance personnel costs, occupancy expenses, accounting expenses and legal expenses. General and administrative expenses decreased to $351,709 for the three month period ended December 31, 2000 from $363,261 for the three month period ended December 31, 1999. This decrease is due to reduced spending on investor relations and public relations.

NOTIFY TECHNOLOGY CORPORATION

LIQUIDITY AND CAPITAL RESOURCES

         The Company's financial statements are prepared and presented on a basis assuming it continues as a going concern. At December 31, 2000, the Company had an accumulated deficit of $13,516,944 and incurred a net loss of $3,526,452 and $783,456 for the year ended September 30, 2000 and the three-month period ended December 31, 2000, respectively. The Company's recurring losses from operations and reduction in liquidity raise substantial doubt about its ability to continue as a going concern.

         During fiscal 2000 and the first quarter of fiscal 2001, the Company financed its operations through a combination of its existing cash balances and the proceeds from the sale of common stock (see note 7) and exercise of warrants. The Company's ability to fund its recurring losses from operations depends upon its success in shifting its product focus into wireless e-mail notification and wireless e-mail notification market solutions, and/or raising other sources of financing. Management expects to enter into several arrangements that will produce increased revenue from new products during fiscal 2001. The Company also continues to pursue other sources of additional financing, including equity financing. If the Company is successful in selling these new products and/or raising other sources of financing, it believes that it will be able to finance its operations during fiscal 2001.

         Cash used in operating activities decreased to $539,029 for the three month period ended December 31, 2000 from $612,333 for the three month period ended December 31, 1999. Cash used in operating activities for the three month period ended December 31, 2000 was primarily related to operations and a reduction in accounts payable and accrued liabilities offset by a decrease in accounts receivable and inventories. The cash used in operating activities for the three month period ended December 31, 1999 was primarily related to operations, the build up of inventories and the increase in accounts receivable due to higher sales, offset by an increase in accrued liabilities.

         In the quarter ended December 31, 2000 cash provided by financing activities was $1,209,748 consisting almost entirely of the net proceeds from a private offering of 376,865 shares of common stock and warrants to purchase 188,424 shares of common stock.



FORWARD LOOKING STATEMENTS

         Statements in this report regarding product development efforts, capital resources, and future business activities are forward-looking statements within the meaning of section 27A of the Securities Act of 1933, as amended, and section 21E of the Securities Exchange Act of 1934, as amended, including statements that include the words "believes", "expects", "anticipates" or similar expressions. Such forward-looking statements involve known and unknown risks, uncertainties and other factors that may cause our actual results, performance or achievements to differ materially from those expressed or implied by such forward-looking statements. Risk factors include, but are not limited to, lower than expected customer orders and timing of actual orders of our wireless products; the timing and extent to which telephone companies adopt, initiate and promote programs involving our telephony adjunct devices; competition from other suppliers; changes in product mix or distribution channels; technological difficulties and resource constraints encountered in developing new products; inability to attract and retrain key personnel; delisting of our securities by Nasdaq; inability to obtain critical components from our suppliers; changes in regulatory requirements; lack of growth in the market for wireless data communications devices. The reader should carefully consider, together with the other matters referred to herein, additional factors discussed from time to time in our public reports filed with the Securities and Exchange Commission. We caution the reader, however, that these factors may not be exhaustive.

NOTIFY TECHNOLOGY CORPORATION



PART II.      OTHER INFORMATION

              ITEM 6.EXHIBITS AND REPORTS ON FORM 8-K

              (a)     Reports on Form 8-K

                      No reports on Form 8-K were required to be filed during the quarter ended December 31, 2000, for which this report is filed.


                                   SIGNATURES

         In accordance with the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                        NOTIFY TECHNOLOGY CORPORATION





         Dated:  February 14, 2001

                                        /s/ Gerald W. Rice
                                        Chief Financial Officer
                                        (Principal Financial and
                                        Accounting Officer)