Form 10KSB/A
period 2000-09-30
NOTIFY TECHNOLOGY CORP
filed 2001-05-04
CIK 1031980

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                    U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                               ----------------
                                 FORM 10-KSB/A
                               (Amendment No. 1)

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

   Transitional Small Business Disclosure Format (check one): Yes [_] No [X]

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

 INTRODUCTORY NOTE

        This amendment on Form 10-KSB/A amends and supersedes Items 6 and 7 of the Registrant's Annual Report on Form 10-KSB for the year ended September 30, 2000, as filed on December 29, 2000, and is being filed to revise certain disclosures in Item 6. Management's Discussion and Analysis or Plan of Operation and Item 7. Financial Statements in such Annual Report.

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

Results of Operations

 Revenue

   Our revenue has been derived from the sale of our Call Manager, Centrex Receptionist and MessageAlert products. Revenue consists primarily of gross revenue from the sale of telephony equipment and service income related to the Centrex Receptionist Product. The revenue from these service contracts is recognized on a straight-line basis over the term of the contract. Revenue for the fiscal year ended September 30, 2000 increased to $4,219,703 from $1,836,142 for the fiscal year ended September 30, 1999. Revenue increased $2,113,358 from the previous year due to the introduction of the Call Manager product line in the third quarter of fiscal 1999 and $90,511 due to growth in Centrex Receptionist sales offset by a $265,575 decline in sales of the MessageAlert product. We do not expect our MessageAlert products to be a significant source of revenue in fiscal 2001. Revenue from our Call Manager and Centrex product lines increased due to sales to telephone companies for their customer acquisition programs using Call Manager products during the first half of fiscal 2000. Despite the revenue growth in fiscal 2000 over the prior year, sales for our Call Manager and Centrex Receptionist products declined from $2,395,098 in the first half of the fiscal 2000 to $1,266,707 in the second half of fiscal 2000. We believe the decline in revenue for Call Manager products in the second half of fiscal 2000 was due to our telephone company customers reducing their use of adjunct products as a marketing tool. Centrex Receptionist revenue decreased because telephone companies emphasized the sale of "KEY Systems" as an alternative to selling our Centrex products. There can be no assurance that this decline in revenue from our Call Manager and Centrex products will not continue in fiscal 2001.

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

 Cost of Sales

    Cost of sales consists primarily of the cost to manufacture our products. Cost of sales increased to $3,657,121 in the fiscal year ended September 30, 2000 from $1,721,029 in the fiscal year ended September 30, 1999. This increase was the result of increased sales of our products for use in telephone company promotional programs. Our gross margins were impacted by inventory write-downs in both fiscal 2000 and fiscal 1999. Despite the significant inventory write-downs recorded in the fourth quarter, our gross margin increased to 13% in fiscal 2000 from 6% in fiscal 1999. The write-downs in fiscal 2000 were $330,000 related to raw materials and work-in-process for our Call Manager product line and $170,000 related to work-in-process inventory for our Centrex Receptionist product line. We experienced a lower demand for our caller-id units in customer promotional programs during the third fiscal quarter that was repeated in the fourth fiscal quarter. Based on this continuing trend, the Company revised its fiscal 2001 sales forecast for its caller-id product line, which led to a determination that there was excess inventory at September 30, 2000 resulting in the inventory write-down. Simultaneously, a sales pattern change by our largest customer for the Centrex Receptionist toward an emphasis on key-systems sales versus Centrex service resulted in reduced demand for the Centrex Receptionist. Consequently, the Company revised its 2001 sales forecast for its Centrex Receptionist product line, which led to the determination that there was excess inventory at September 30, 2000 resulting in the inventory write-down.

   The inventory write-down in fiscal 1999 consisted of $250,000 related to raw materials and finished goods for our MessageAlert product line that was replaced by our Call Manager product line and $119,000 related to certain Call Manager finished goods. The Call Manager product line was introduced in the second quarter of fiscal 1999. The Company paid expedite charges to its third party manufacturer in the third quarter of fiscal 1999 to achieve accelerated deployment of Call Manager with the goal of gaining market acceptance and sufficient performance history to qualify for other sales opportunities. The cost of the inventory including the expedite charges exceeded the market price of the product, therefore the Company wrote-down the inventory to market at June 30, 2000. The accelerated deployment of the Call Manager product line resulted in a significant decrease in demand for our MessageAlert product line in the third and fourth quarters of fiscal 1999. Consequently, the Company revised its 2000 sales forecast for its MessageAlert product line, which led to the determination that there was excess inventory at September 30, 2000.

 Research and Development

   Research and development expense consists principally of personnel costs, contract design services and supply expenses. Research and development expense increased to $1,459,911 for the fiscal year ended September 30, 2000 from $1,361,792 for the fiscal year ended September 30, 1999. This increase was primarily the result of adding more development resources at our Ohio site to support the further development of Visual Got Mail and NotifyLink, our entry into the two-way wireless messaging market. We expect to continue this level of research and development activity but there can be no assurance that these products will by accepted by the market.

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

ITEM 13. Exhibits and Reports on Form 8-K.

   (a) Exhibits


3.1 Restated Articles of Incorporation of Registrant. (incorporated herein by reference to Exhibit (3.2) to the Registrant's Registration Statement on Form SB-2, Reg. No. 333-23369, filed on March 14, 1997)
3.2 Amended and Restated Bylaws of Registrant. (incorporated herein by reference to Exhibit (3.2) to Post-Effective Amendment No. 4 to the Registrant's Registration Statement on Form SB-2, Reg. No. 333-23369, filed on April 18, 2000)
4.1 Form of Warrant Agreement. (incorporated herein by reference to Exhibit (4.1) to Amendment No. 1 to the Registrant's Registration Statement on Form SB-2, Reg. No. 333-23369, filed on May 29, 1997)
10.1 Employment Agreement dated as of August 1, 1997 between Registrant and Paul DePond. (incorporated herein by reference to Exhibit (10.1) to Amendment No. 2 to the Registrant's Registration Statement on Form SB-2, Reg. No. 333-23369, filed on August 15, 1997)
10.2 Amendment No. 1 dated February 23, 2000 to Employment Agreement dated as of August 1, 1997 between Registrant and Paul DePond. (incorporated herein by reference to Exhibit (10.2) to Post-Effective Amendment No. 4 to the Registrant's Registration Statement on
           Form SB-2, Reg. No. 333-23369, filed on April 18, 2000)
10.3 Employment Agreement dated as of August 1, 1997 between Registrant and Gaylan Larson. (incorporated herein by reference to Exhibit (10.2) to Amendment No. 2 to the Registrant's Registration Statement on Form SB-2, Reg. No. 333-23369, filed on August 15, 1997)
10.4 Amendment No. 1 dated February 23, 2000 to Employment Agreement dated as of August 1, 1997 between Registrant and Gaylan Larson. (incorporated herein by reference to Exhibit (10.4) to Post-Effective Amendment No. 4 to the Registrant's Registration Statement on
           Form SB-2, Reg. No. 333-23369, filed on April 18, 2000)
10.5 Employment Agreement dated as of August 1, 1997 between Registrant and Gerald Rice. (incorporated herein by reference to Exhibit (10.3) to Amendment No. 2 to the Registrant's Registration Statement on Form SB-2, Reg. No. 333-23369, filed on August 15, 1997)
10.6 Amendment No. 1 dated February 23, 2000 to Employment Agreement dated as of August 1, 1997 between Registrant and Gerald Rice. (incorporated herein by reference to Exhibit (10.6) to Post-Effective Amendment No. 4 to the Registrant's Registration Statement on
           Form SB-2, Reg. No. 333-23369, filed on April 18, 2000)
10.7 Form of Indemnification Agreement. (incorporated herein by reference to Exhibit (10.5) to the Registrant's Registration Statement on Form SB-2, Reg. No. 333-23369, filed on March 14, 1997)
10.8 Escrow Agreement by and between Registrant, the American Stock Transfer & Trust Company and certain security holders of the Registrant, as amended. (incorporated herein by reference to Exhibit (10.6) to Amendment No. 2 to the Registrant's Registration Statement on Form SB-2, Reg. No. 333-23369, filed on August 15, 1997)
10.9 Registrant's 1997 Stock Plan, as amended. (incorporated herein by reference to Exhibit (10.9) to Post-Effective Amendment No. 4 to the Registrant's Registration Statement on Form SB-2, Reg. No. 333-23369, filed on April 18, 2000)
10.10 Lease between Registrant and C.C. Poon. (incorporated herein by reference to Exhibit (10.9) to Amendment No. 1 to the Registrant's Registration Statement on Form SB-2, Reg. No. 333-23369, filed on May 29, 1997)
10.11+ Nonexclusive Technology License Agreement between Registrant and Active Voice Corporation dated April 30, 1997. (incorporated herein by reference to Exhibit (10.10) to Amendment No. 2 to the Registrant's Registration Statement on Form SB-2, Reg. No. 333-23369, filed on August 15, 1997)
10.12 Securities Purchase Agreement dated as of March 4, 1999 between Registrant and David A. Brewer. (incorporated herein by reference to Exhibit (10.11) to Post-Effective Amendment No. 3 to the Registrant's Registration Statement on Form SB-2, Reg. No. 333-23369, filed on April 2, 1999)
10.13 Amendment No. 1 dated October 7, 1999 to Securities Purchase Agreement dated as of March 4, 1999 between Registrant and David Brewer. (incorporated herein by reference to Exhibit (10.12) to the Registrant's Annual Report on Form 10-K for the fiscal year ended September 30, 1999, filed on December 28, 1999.
10.14 * Amendment No. 2 dated October 26, 2000 to Securities Purchase Agreement dated as of March 4, 1999 and as amended on October 7, 1999 between Registrant and David Brewer.
10.15 Form of Underwriter's Unit Purchase Option. (incorporated herein by reference to Exhibit (4.2) to Amendment No. 1 to the Registrant's Registration Statement on Form SB-2, Reg. No. 333-23369, filed on May 29, 1997)
10.16 Stock Option Agreement dated November 11, 1999 between Registrant and Dane Russell. (incorporated herein by reference to Exhibit (10.15) to Post-Effective Amendment No. 4 to the Registrant's Registration Statement on Form SB-2, Reg. No. 333-23369, filed on April 18, 2000)
10.17 * Securities Purchase Agreement dated November 8, 2000 by and among the Registrant and the purchasers listed on Exhibit A thereto.
23.1.      Consent of Ernst & Young LLP, Independent Auditors
24.1  *    Power of Attorney
27.1  *    Financial Data Schedule

--------------

+ Confidential treatment has been granted with respect to portions of this exhibit.
*   Previously filed

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, duly authorized, in the City of San Jose, California, on the 30th day of April, 2001.

                                          Notify Technology Corporation

Dated: May 4, 2001                              /s/ Paul F. DePond
                                          By: ---------------------------------
                                                       Paul F. DePond
                                               President and Chief Executive
                                                          Officer

   In accordance with the requirements of the Securities Exchange Act of 1934, this Report was signed by the following persons in the capacities indicated below and on the dates stated.

              Signature                          Title                   Date
              ---------                          -----                   ----
         /s/ Paul F. DePond             President, Chief Executive    May 4, 2001
--------------------------------------  Officer and Chairman
             Paul DePond                (Principal Executive
                                        Officer)

         /s/ Gerald W. Rice             Chief Financial Officer       May 4, 2001
--------------------------------------  (Principal Financial and
             Gerald W. Rice             Accounting Officer)

        /s/ Gaylan Larson*              Vice President, Operations    May 4, 2001
--------------------------------------  and Director
            Gaylan Larson

       /s/ Michael Ballard*             Director                      May 4, 2001
--------------------------------------
           Michael Ballard

                                        Director

--------------------------------------
             David Brewer

                                        Director

--------------------------------------
            Andrew Plevin

*  by:  Gerald W. Rice

--------------------------------------
   Gerald W. Rice, Attorney-in-Fact

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
                                                                  ============

                            See accompanying notes.

                         NOTIFY TECHNOLOGY CORPORATION

                           STATEMENTS OF OPERATIONS

                                                    Years Ended September 30,
                                                    -------------------------
                                                       2000          1999
                                                    -----------   -----------

Product sales.....................................  $ 4,219,703   $ 1,836,142
Cost of sales.....................................    3,657,121     1,721,029
                                                    -----------   -----------
Gross profit......................................      562,582       115,113
Operating costs and expenses:
  Research and development........................    1,459,911     1,361,792
  Sales and marketing.............................    1,209,993       837,334
  General and administrative......................    1,570,323     1,136,779
                                                    -----------   -----------
Total operating costs and expenses................    4,240,227     3,335,905
                                                    -----------   -----------
Loss from operations..............................   (3,677,645)   (3,220,792)
Other income and expense, net.....................      151,193        97,508
                                                    -----------   -----------
Net loss..........................................  $(3,526,452)  $(3,123,284)
                                                    ===========   ===========
Basic and diluted net loss per share..............  $     (0.99)  $     (1.11)
                                                    ===========   ===========
Weighted average shares used in computing net loss
 per share........................................    3,568,503     2,801,410
                                                    ===========   ===========

                            See accompanying notes.

                         NOTIFY TECHNOLOGY CORPORATION

                      STATEMENTS OF SHAREHOLDERS' EQUITY

                                                                                Notes
                                               Common Stock     Additional    Receivable                                 Total
                                             -----------------    Paid-In        From       Deferred   Accumulated   Shareholders'
                                              Shares    Amount    Capital    Shareholders Compensation   Deficit        Equity
                                             ---------  ------  -----------  ------------ ------------ ------------  -------------
Balance at September 30, 1998..............  3,541,569  $3,542  $ 8,945,417    $(11,397)   $      --   $ (6,083,752)  $ 2,853,810
Repurchases of common stock from
 shareholder...............................     (2,784)     (3)      (1,117)         --           --             --        (1,120)
Repayment of notes receivable from
 shareholders..............................         --      --           --       4,371           --             --         4,371
Proceeds from exercise of options and
 warrants..................................     14,392      14        8,029          --           --             --         8,043
Issuance of common shares pursuant to
 private offering, net of issuance costs...    850,000     850    3,043,360          --           --             --     3,044,210
Deferred compensation relating to grant
 of stock options..........................         --      --      167,462          --     (167,462)            --            --
Amortization of deferred compensation......         --      --           --          --       50,774             --        50,774
Net loss and comprehensive net loss........         --      --           --          --           --     (3,123,284)   (3,123,284)
                                             ---------  ------  -----------    --------    ---------   ------------   -----------
Balance at September 30, 1999..............  4,403,177   4,403   12,163,151      (7,026)    (116,688)    (9,207,036)    2,836,804
Repurchases of common stock from
 shareholder...............................     (1,820)     (2)        (663)        665           --             --            --
Repayment of notes receivable from
 shareholder...............................         --      --           --       3,861           --             --         3,861
Proceeds from exercise of options and
 warrants..................................    485,701     486    1,726,083          --           --             --     1,726,569
Change in fair value of non-employee stock
 options...................................         --      --      (43,547)         --       43,547             --            --
Amortization of deferred compensation......         --      --           --          --       73,141             --        73,141
Net loss and comprehensive net loss........         --      --           --          --           --     (3,526,452)   (3,526,452)
                                             ---------  ------  -----------    --------    ---------   ------------   -----------
Balance at September 30, 2000..............  4,887,058  $4,887  $13,845,024    $ (2,500)   $      --   $(12,733,488)  $ 1,113,923
                                             =========  ======  ===========    ========    =========   ============   ===========

                            See accompanying notes.

                         NOTIFY TECHNOLOGY CORPORATION

                           STATEMENTS OF CASH FLOWS

                                                     Years Ended September 30,
                                                     -------------------------
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

2. Summary of Significant Accounting Policies

 Organization and Business

   The Company is a communications service and software provider for wireline and wireless notification and messaging services. The Company is also a supplier of call and message notification products and services.

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

                         NOTIFY TECHNOLOGY CORPORATION

                              September 30, 2000

 Revenue Recognition

     The Company recognizes revenue on sales of call and message notification products when the product is shipped, title has transferred, and no obligations remain. Service income is recognized on a straight-line basis over the period of the service agreement. Revenue from royalty agreements is recognized on receipt of payment.

     Deferred revenue relates to (i) products where title has transferred and payment has been received but the product is pending shipment to the customer;
(ii) service revenue that is being recognized over the period of the service agreement; and (iii) products that have been delivered and are pending installation and configuration at which time title transfers to the customer.

  Research and Development

     Costs to develop the Company's products are expensed as incurred in accordance with the Statement of Financial Accounting Standards No. 2, "Accounting for Research and Development Costs," which establishes accounting and reporting standards for research and development costs.

     The Company accounts for software development costs in accordance with Statement of Financial Accounting Standards No. 86, "Accounting for the Costs of Computer Software to be Sold, Leased, or Otherwise Marketed," which requires capitalization of certain software development costs once technological feasibility for the software component is established and research and development activities for the hardware component are completed. Based on the Company's development process, the time period between the establishment of technological feasibility and completion of the hardware component and the release of the product is short and capitalization of internal development costs has not been material to date.

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

                         NOTIFY TECHNOLOGY CORPORATION

                              September 30, 2000

 Common Stock

   The following table summarizes shares of common stock reserved for future issuance by the Company:

                                                                 September 30,
                                                                      2000
                                                                 -------------

      1997 Stock Option Plan..................................       682,370
      Warrant agreements......................................     3,065,430
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

   The following table summarizes stock option activity:

                                                                   Options
                                                                 Outstanding
                                                              ------------------
                                                   Shares               Weighted
                                                Available For Number of Average
                                                    Grant      Shares    Price
                                                ------------- --------- --------

   Balance at September 30, 1998.............      144,125      54,000  $ 2,742
     Grants..................................     (171,000)    171,000  $ 4,062
     Cancellations...........................       94,063     (94,063) $ 2,743
     Exercises...............................          --       (7,177) $ 0,906
                                                  --------     -------
   Balance at September 30, 1999.............       67,188     123,760  $ 4,672
     Authorized..............................      500,000         --
     Grants..................................     (455,000)    455,000  $ 7,204
     Cancellations...........................       64,647     (64,647) $ 6,561
     Exercises...............................          --       (8,578) $ 1,194
                                                  --------     -------
   Balance at September 30, 2000.............      176,835     505,535  $ 6,677
                                                  ========     =======



   The following table summarizes outstanding and exercisable options at September 30, 2000:

                        Options Outstanding               Options Exercisable
                   ----------------------------------   -----------------------
                                                                     Weighted
                                   Weighted         Number of         Average
                    Number of       Average          Options         Remaining
      Exercise       Options       Remaining       Exercisable       Exercise
       Prices      Outstanding   Life in Years       Shares            Price
      --------     -----------   -------------     -----------       ---------
       $0.906         35,394         7.71            26,374           $0.906
       $2.750         28,000         9.87               375           $2.750
       $3.500          6,000         9.76              --             $3.500
       $3.781         14,141         8.40             8,099           $3.781
       $3.875         54,000         9.80             1,167           $3.875
       $5.594          8,000         9.27              --             $5.594
       $6.125          6,000         9.46              --             $6.125
       $6.375         57,000         9.14              --             $6.375
       $7.188         21,000         9.21              --             $7.188
       $7.344         16,000         8.68             5,292           $7.344
       $7.656         13,000         9.00             3,250           $7.656
       $7.750          5,000         8.86             1,458           $7.750
       $7.906          2,000         8.67             2,000           $7.906
       $8.813        240,000         9.39            40,832           $8.813
                   -----------                     -----------
                     505,535         9.24            88,847           $6.677
                   -----------                     -----------

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

   Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company's deferred tax assets for federal and state income taxes are as follows:

                                                         Years Ended September
                                                                  30,
                                                         ----------------------
                                                            2000        1999
                                                         ----------  ----------

   Deferred tax assets:
     Net operating loss carryforwards................    $3,900,000  $3,000,000
     Research credit carryforwards...................       211,000     150,000
     Other temporary differences.....................       824,000     350,000
                                                         ----------  ----------
       Total deferred tax assets.....................     4,935,000   3,500,000
   Valuation allowance...............................    (4,935,000) (3,500,000)
                                                         ----------  ----------
   Net deferred tax assets...........................    $      --   $      --
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

                         NOTIFY TECHNOLOGY CORPORATION

                              September 30, 2000

7. Industry Segment, Customer, and Geographic Information

   The Company has one operating segment by which management evaluates performance. The Company sells its products within the United States primarily to regional bell operating companies and local exchange carriers. Two products accounted for 69% and 20% of total revenues in fiscal 2000. The same two products accounted for 34% and 41% in fiscal 1999. Two customers accounted for 55% and 11%, and 22% and 11% of sales for the years ended September 30, 2000 and 1999, respectively. Two other customers accounted for 23% and 17% of net sales for the year ended September 30, 2000.

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

10.14 * Amendment No. 2 dated October 26, 2000 to Securities Purchase Agreement dated as of March 4, 1999 and as amended on October 7, 1999 between Registrant and David Brewer.

10.15 Form of Underwriter's Unit Purchase Option. (incorporated herein by reference to Exhibit (4.2) to Amendment No. 1 to the Registrant's Registration Statement on Form SB-2, Reg. No. 333-23369, filed on May 29, 1997)

10.16 Stock Option Agreement dated November 11, 1999 between Registrant and Dane Russell. (incorporated herein by reference to Exhibit (10.15) to Post-Effective Amendment No. 4 to the Registrant's Registration Statement on Form SB-2, Reg. No. 333-23369, filed on April 18, 2000)

10.17 * Securities Purchase Agreement dated November 8, 2000 by and among the Registrant and the purchasers listed on Exhibit A thereto.

23.1.     Consent of Ernst & Young LLP, Independent Auditors

24.1 *    Power of Attorney

27.1 *    Financial Data Schedule

____________

+ Confidential treatment has been granted with respect to portions of this exhibit.
*   Previously filed