Form 10QSB/A
period 2000-12-31
NOTIFY TECHNOLOGY CORP
filed 2001-05-04
CIK 1031980

                   U. S. Securities and Exchange Commission

                            Washington, D.C. 20549

                                 FORM 10-QSB/A
                               (Amendment No. 1)

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

                              Yes [   ] No [ X ]

         INDEX

PART I.  FINANCIAL INFORMATION (unaudited)

         Item 1.  Financial Statements: (unaudited)

                  Balance Sheet as of December 31, 2000....................................................   3

                  Statements of Operations for the three-month periods ended December 31, 2000 and 1999....   4

                  Statements of Cash Flows for the three-month periods ended December 31, 2000 and 1999....   5

                  Notes to the Financial Statements........................................................   6

         Item 2.  Management's Discussion and Analysis of Financial Condition and Results of Operations....   7

PART II.  OTHER INFORMATION

         Item 6.  Exhibits and Reports on Form 8-K.........................................................  10


SIGNATURES.................................................................................................  10

INTRODUCTORY NOTE

        This amendment on Form 10-QSB/A amends the Registrant's Current Report on Form 10-QSB for the quarter ended December 31, 2000, as filed on February 14, 2001, and is being filed to revise certain disclosures in Item 2. Management's Discussion and Analysis or Results of Operations in such Current Report.


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
                                                                 ============

See accompanying notes to unaudited financial statements

                         NOTIFY TECHNOLOGY CORPORATION
                           STATEMENTS OF OPERATIONS


                                                         Three months
                                                      ended December 31,
                                                     2000            1999
                                                 -----------      -----------
                                                         (Unaudited)

Product sales ................................   $   362,315      $ 1,069,678
Cost of sales ................................       346,190          735,445
                                                 -----------      -----------
Gross profit .................................        16,125          334,233

Operating expenses:
        Research & development ...............       286,518          379,036
        Sales and marketing ..................       257,914          318,386
        General and administrative ...........       351,709          363,261
                                                 -----------      -----------
Total operating expenses .....................       896,141        1,060,683
                                                 -----------      -----------

Loss from operations .........................      (880,016)        (726,450)

Other (income) and expense, net ..............       (96,560)         (26,601)
                                                 -----------      -----------
Net loss .....................................   $  (783,456)     $  (699,849)
                                                 ===========      ===========

Basic and diluted net loss per share..........   $     (0.20)     $     (0.20)
                                                 ===========      ===========

Weighted average shares outstanding...........     3,835,818        3,432,946
                                                 ===========      ===========


See accompanying notes to unaudited financial statements

                         NOTIFY TECHNOLOGY CORPORATION
                           STATEMENTS OF CASH FLOWS


                                                                                              Three-Month Period
                                                                                              Ended December 31,
                                                                                              2000           1999
                                                                                       -----------------------------
                                                                                                 (Unaudited)
Cash Flows used in operating activities:
Net loss ...........................................................................   $  (783,456)     $  (699,849)
Adjustments to reconcile net loss to cash used in operating activities:
            Depreciation and amortization ..........................................        48,313           47,317
       Changes in operating assets and activities:
            Accounts receivable ....................................................       351,733         (171,296)
            Inventories ............................................................       148,081         (201,991)
            Accounts payable .......................................................      (243,618)          55,316
            Accrued liabilities ....................................................       (15,134)         285,139
            Deferred Revenue .......................................................       (42,753)              --
            Other current assets ...................................................        (2,195)          73,031
                                                                                       -----------      -----------
Net cash used in operating activities ..............................................      (539,029)        (612,333)
                                                                                       -----------      -----------

Cash flows used in investing activities:
       Expenditures for property & equipment .......................................        (2,070)         (38,017)
       Decrease in restricted cash .................................................        78,307               --
                                                                                       -----------      -----------
Net cash provided by (used in) investing activities ................................        76,237          (38,017)
                                                                                       -----------      -----------

Cash flows provided by financing activities:
       Proceeds from the sale of common stock ......................................     1,209,748               --
       Proceeds from exercise of options and warrants...............................         3,248        1,121,941
                                                                                       -----------      -----------
Net cash provided by financing activities ..........................................     1,212,996        1,121,941
                                                                                       -----------      -----------

Net increase in cash and cash equivalents ..........................................       750,204          471,591
Cash and cash equivalents at beginning of period ...................................       311,795        2,121,753
                                                                                       -----------      -----------
Cash and cash equivalents at end of period .........................................   $ 1,061,999      $ 2,593,344
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

         Our gross margin, prior to the accrual for losses on firm purchase commitments for inventory, increased to 59.7% in the three-month period ended December 31, 2000 compared to 31.2% in the three-month period ended December 31, 1999. This improvement occurred because of royalty proceeds from our stutter-dial patent and a reduction in warranty reserve of $44,000 due to the reduction in sales. During the first fiscal quarter of 2001, the Company experienced lower than anticipated sales of its Call Manager product line. The Company believes that the downward trend in sales of Call Manager products will continue and, accordingly, the Company revised downwards it sales forecast for the remainder of fiscal 2001. This resulted in excess inventory at December 31, 2001 when considering the inventory of Call Manager product on hand and the purchase commitments for Call Manager product. Consequently, the Company recorded an accrual for losses on firm purchase commitments for inventory related to undelivered Call Manager inventory. The reduction in the warranty accrual was also as a result of the lower than anticipated sales of the Call Manager product line. At December 31, 2000, there was significantly less Call Manager product under warranty. Consequently, in reviewing the warranty accrual requirement at December 31, 2000, the Company determined it had an excess of $44,000, which was recorded as a credit to cost of sales during the quarter as a change in estimate.

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


                                        NOTIFY TECHNOLOGY CORPORATION



         Dated:  May 4, 2001
                                         /s/ Gerald W. Rice
                                        --------------------------
                                           Gerald W. Rice
                                        Chief Financial Officer
                                        (Principal Financial and
                                        Accounting Officer)