Form 10QSB
period 2001-03-31
NOTIFY TECHNOLOGY CORP
filed 2001-05-15
CIK 1031980

                    U. S. Securities and Exchange Commission

                             Washington, D.C. 20549

                                   FORM 10-QSB

                                   (Mark One)

[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended March 31, 2001

                                       or

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


                            1054 South De Anza Blvd.
                               San Jose, CA 95129
                     ---------------------------------------
                     (Address of principal executive offices)

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

                             Yes     X          No


         As of March 31, 2001 there were 5,266,623 shares of Common Stock outstanding.

                  Transitional Small Business Disclosure Format

                             Yes                No     X

         INDEX
         -----

PART I.  FINANCIAL INFORMATION (unaudited)
         Item 1.      Financial Statements: (unaudited)
                      Balance Sheets as of March 31, 2001 and as of September 30, 2000...........3

                      Statements of Operations for the three-month and six-month periods ended March 31, 2001 and 2000......................................4

                      Statements of Cash Flows for the six-month periods ended
                      March 31, 2001 and 2000....................................................5

                      Notes to the Financial Statements..........................................6

         Item 2.      Management's Discussion and Analysis of Financial Condition
                      and Results of Operations..................................................7

PART II.  OTHER INFORMATION

         Item 2.      Changes in Securities and Use of Proceeds.................................11

         Item 4.      Submission of matters to a vote of security holders.......................11

         Item 6.      Exhibits and Reports on Form 8-K..........................................11


SIGNATURES              ........................................................................11

PART I.  FINANCIAL INFORMATION (unaudited)

         Item 1.        Financial Statements

                          NOTIFY TECHNOLOGY CORPORATION
                                  BALANCE SHEET

                                                                        March 31      September 30
                                                                          2001            2000
                                                                       (unaudited)         (1)
                                                                      ------------    ------------
          Assets
          Current assets:

                     Cash and cash equivalents                        $    705,197    $    311,795
                     Restricted cash                                            --         764,698
                     Accounts receivable                                   114,017         411,334
                     Inventories                                           284,091         502,660
                     Other current assets                                   55,941          50,686
                                                                      ------------    ------------
          Total current assets                                           1,159,246       2,041,173

          Property and equipment, net                                      203,203         276,115
                                                                      ------------    ------------


               Total assets                                           $  1,362,449    $  2,317,288
                                                                      ============    ============

          Liabilities and shareholders' equity
          Current liabilities:
                     Accounts payable                                       23,255         302,573
                     Deferred revenue                                      317,875         452,690
                                                                      ------------    ------------
                     Other accrued liabilities                             333,232         448,102
                                                                      ------------    ------------
          Total current liabilities                                        674,362       1,203,365

          Shareholders' equity:
                     Common stock                                            5,267           4,887
                     Additional paid-in capital                         15,057,593      13,842,524
                     Retained earnings                                 (14,374,773)    (12,733,488)
                                                                      ------------    ------------
          Total shareholders' equity                                       688,087       1,113,923
                                                                      ------------    ------------
               Total liabilities and shareholders' equity             $  1,362,449    $  2,317,288
                                                                      ============    ============

(1) The information in this column was derived from the Company's audited financial statements for the year ended September 30, 2000

See accompanying notes to unaudited financial statements

                          NOTIFY TECHNOLOGY CORPORATION
                            STATEMENTS OF OPERATIONS

                                          Three-Month Periods            Six-Month Periods
                                             Ended March 31,               Ended March 31,
                                          2001           2000           2001           2000
                                       -----------    -----------    -----------    -----------
                                              (Unaudited)                   (Unaudited)
Net sales                              $   389,791    $ 1,684,603    $   752,106    $ 2,754,281
Cost of sales                              397,445      1,287,101        743,635      2,022,546
                                       -----------    -----------    -----------    -----------
Gross profit                                (7,654)       397,502          8,471        731,735

Operating expenses:
          Research & development           241,665        340,537        528,183        719,573
          Sales and marketing              203,752        343,601        461,666        661,987
          General and administrative       414,224        421,407        765,933        784,668
                                       -----------    -----------    -----------    -----------
Total operating expenses                   859,641      1,105,545      1,755,782      2,166,228
                                       -----------    -----------    -----------    -----------

Loss from operations                      (867,295)      (708,043)    (1,747,311)    (1,434,493)

Other (income) and expense, net             (9,466)       (13,592)      (106,026)       (40,193)
                                       -----------    -----------    -----------    -----------
Net loss                               $  (857,829)   $  (694,451)   $(1,641,285)   $(1,394,300)
                                       ===========    ===========    ===========    ===========

Basic and diluted net loss per share   $     (0.21)   $     (0.20)   $     (0.42)   $     (0.40)
                                       ===========    ===========    ===========    ===========

Weighted average shares outstanding      4,025,977      3,553,612      3,929,852      3,492,949
                                       ===========    ===========    ===========    ===========

See accompanying notes to unaudited financial statements

                          NOTIFY TECHNOLOGY CORPORATION
                            STATEMENTS OF CASH FLOWS

                                                             Six-Month Periods
                                                               Ended March 31,
                                                            2001           2000
                                                        --------------------------
                                                               (Unaudited)
Cash Flows used in operating activities:
Net loss                                                $(1,641,285)   $(1,394,300)
Adjustments to reconcile net loss to cash used in
       Operating activities:
            Depreciation and amortization                    74,983         98,056
       Changes in operating assets and activities:
            Accounts receivable                             297,316       (442,562)
            Inventories                                     218,569       (159,428)
            Accounts payable                               (279,317)       148,200
            Accrued liabilities                            (119,870)       151,727
            Other current assets                             (5,256)        76,970
            Deferred revenue                               (129,815)            --
                                                        --------------------------
Net cash used in operating activities                    (1,584,675)    (1,521,337)
                                                        --------------------------

Cash flows used in investing activities:
       Expenditures for property & equipment                 (2,070)       (70,147)
       Decrease in restricted cash                          764,698             --
                                                        --------------------------
Net cash used in investing activities                       762,628        (70,147)

Cash flows provided by financing activities:
       Proceeds from issuance of common stock             1,209,748             --
       Proceeds from exercise of options and warrants         5,701      1,696,419
                                                        --------------------------
Net cash provided by financing activities                 1,215,449      1,696,419
                                                        --------------------------

Net increase in cash and cash equivalents                   393,402        104,935
Cash and cash equivalents at beginning of period            311,795      2,121,753
                                                        --------------------------
Cash and cash equivalents at end of period              $   705,197    $ 2,226,688
                                                        ==========================


See accompanying notes to unaudited financial statements

NOTIFY TECHNOLOGY CORPORATION

NOTES TO THE FINANCIAL STATEMENTS (Unaudited)

         1.       BASIS OF PRESENTATION

         The accompanying unaudited financial statements of Notify Technology Corporation (referred to as "we", "us" and "our" unless the context otherwise requires) have been prepared in accordance with generally accepted accounting principles for interim financial information and the instructions of Regulation S-B Item 310(b) and Article 10 of Regulation S-X. The balance sheet as of March 31, 2001, the statements of operations and the statements of cash flows for the six-month periods ended March 31, 2001 and 2000 are unaudited but include all adjustments (consisting only of normal recurring adjustments), which we consider necessary for a fair presentation of the financial position at such date and the operating results and cash flows for those periods. Although we believe that the disclosures in these financial statements are adequate to make the information presented not misleading, certain information normally included in financial statements and related footnotes prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission. The accompanying financial statements should be read in conjunction with the financial statements and notes thereto included in our Annual Report on Form 10-KSB and 10-KSB/A for the year ended September 30, 2000.

         Results for any interim period are not necessarily indicative of results for any other interim period or for the entire year.

         2.       FISCAL 2001 FINANCING

         Our financial statements are prepared and presented on a basis assuming we continue as a going concern. At March 31, 2001, we had an accumulated deficit of $14,374,773 and incurred a net loss of $3,526,452 and $1,641,285 for the year ended September 30, 2000 and the six-month period ended March 31, 2001, respectively. Our recurring losses from operations and reduction in liquidity raise substantial doubt about our ability to continue as a going concern.

                  During fiscal 2000 and the first six months of fiscal 2001, we financed our operations through a combination of existing cash balances and the proceeds from the sale of common stock (see note 7) and exercise of warrants. Our ability to fund recurring losses from operations depends upon our success in shifting our product focus into wireless e-mail notification and wireless e-mail notification market solutions, and/or raising other sources of financing. Management has entered into and expects to enter into additional arrangements that will produce revenue from new products during fiscal 2001. We also continues to pursue other sources of additional financing, including equity financing. In this respect we have retained a financial advisor to assist us in evaluating and pursuing options with respect to our capital requirements. If we are successful in selling these new products and/or raising other sources of financing, we believe that we will be able to finance our operations during fiscal 2001 and 2002.

         3.       NET LOSS PER SHARE

         The weighted average number of common shares used in the net loss per share calculation was reduced by the common stock and potential common shares placed in escrow in connection with our initial public offering. Options to purchase 592,952 and 430,618 shares of common stock were outstanding at March 31, 2001 and 2000, respectively, but were not included in the computation of diluted net loss per share as the effect would be antidilutive.

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

         5.       INVENTORIES

         Inventories consist principally of raw materials and subassemblies, which are stated at lower of cost (first-in, first-out) or market.

                                            March 31,     September 30,
                                              2001            2000
                                          -----------------------------
                       Raw Materials       $      --        $ 76,662
                       Work In Process       125,049         197,062
                       Finished Goods        159,042         228,936
                                          -----------------------------
                                           $ 284,091        $502,660
                                          =============================

         6.       INCOME TAXES

         Due to our loss position, there was no provision for income taxes for the three-month and six-month periods ended March 31, 2001 and 2000.

         7.       SHAREHOLDERS' EQUITY

         In November 2000, we sold to a private group of investors, which included Mr. Andrew Plevin, a director of the Company, 376,865 shares of common stock and issued warrants to purchase an aggregate of 188,424 shares of common stock for an aggregate consideration of $1,209,748. The exercise price for each of the warrants is $3.25 per share of common stock. Warrants to purchase an aggregate of 94,212 shares of common stock expire nine months from the closing date and warrants to purchase an aggregate of 94,212 shares of common stock expire three years from the closing date. In the event we issue equity securities in a financing for an amount of $250,000 or more at a price per share less than the price per share in this offering, the exercise price of the outstanding warrants will be reduced to the price per share at which such equity securities are sold and we will issue additional warrants to purchase common stock with an exercise price of $0.01 and a term of three years. The warrants will be exercisable into a number of shares of common stock determined by the price per share and number of shares issued in the financing.

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS:

         The following discussion should be read in conjunction with the unaudited financial statements and notes thereto included in Part I - Item 1 of this Quarterly Report and the audited financial statements and notes thereto and Management's Discussion and Analysis of Financial Condition and Results of Operations contained in our Annual Report on Form 10-KSB for the year ended September 30, 2000 and our amended Form 10-KSB/A filed May 4, 2001.

NOTIFY TECHNOLOGY CORPORATION

RESULTS OF OPERATIONS

Three-Month Periods Ended March 31, 2001 and 2000

         Revenue consists primarily of gross revenue from the sale of telephony equipment, service revenue related to the Centrex Receptionist and royalty revenue. Revenue for the three-month period ended March 31, 2001 decreased to $389,791 from $1,684,603 for the three-month period ended March 31, 2000. Revenue was down from the previous year primarily due to decreased sales of $1,170,907 in the Call Manager product line and, to a lesser extent, a reduction of $ 193,240 in Centrex Receptionist sales. We believe the decline in revenue from Call Manager products is due to our telephone company customers reducing the use of adjunct products as a marketing tool. Centrex Receptionist revenue decreased because telephone companies emphasized the sale of key systems as an alternative to selling our Centrex product. Revenue for the three-month period ended March 31, 2001 includes royalty revenue of $77,632 from our multi-sense/stutter-dial patent compared to $12,729 for the three month period ended March 31, 2000. Sales of the Call Manager product represented 29% of our revenue in the three month period ended March 31, 2001 compared to 76% in the three month period ended March 31, 2000. Sales of the Centrex Receptionist represented 19% of our revenue in the three month period ended March 31, 2001 compared to 14% in the three month period ended March 31, 2000. Sales to telephone companies were 66% and 91% of revenue for the three-month periods ended March 31, 2001 and 2000, respectively. One customer accounted for 25% and 16% of sales in the three-month periods ended March 31, 2001 and 2000, respectively. Two other customers accounted for 31% and 20% of sales in the three month period ended March 31, 2001.

         Most of the Call Manager revenue in the three-month period ended March 31, 2001 was derived from a single telephone company promotional program utilizing the Call Manager product as a customer acquisition device. Conversely, most of the revenue from the Centrex Receptionist came from continuing, non-promotional telephone company programs resulting in more consistent sales. The eView product line did not produce significant revenue and our new wireless NotifyLink products were not yet released for sale except for a limited release to WebLink of our Web Based product in December 2000. As we expect minimal sales of our traditional products in the future and our new products are not yet in full release, we anticipate we will continue to experience substantial variances in quarterly revenue.

         Cost of sales consists primarily of the cost to manufacture our products. Cost of sales decreased to $397,445 in the three month period ended March 31, 2001 from $1,287,101 for the three month period ended March 31, 2000. This decrease was the result of decreased sales of the Call Manager product line and the Centrex Receptionist product line and was partially offset by recording an inventory write-down of $200,000 associated with the Call Manager product line.

         Our gross margin, prior to the recording of inventory write-down, increased to 49.3% in the three-month period ended March 31, 2001 compared to 23.6% in the three-month period ended March 31, 2000. This improvement occurred because of royalty revenue from our multi-sense/stutter-dial patent and a higher concentration of our Centrex Receptionist sales. During the second fiscal quarter of 2001, we experienced a continued trend of lower sales of our Call Manager product line. We believe that the downward trend in sales of Call Manager products will continue. However, the decline in Call Manager sales in the period ended March 31, 2001 was greater than anticipated and, accordingly, we revised downwards our sales forecast for the remainder of fiscal 2001. This resulted in excess inventory at March 31, 2001 when considering the inventory of Call Manager product on hand. Consequently, the Company recorded an inventory write-down of $200,000 related to Call Manager inventory.

         Research and development expenses consist primarily of personnel costs, testing expenses and supply expenses. Research and development expenses decreased to $241,665 for the three month period ended March 31, 2001 from $340,537 for the three month period ended March 31, 2000. This decrease reflects the reduction in hardware design staff at our California location and lower material costs of developing software versus hardware.

         Sales and marketing expense consists primarily of personnel costs, show expense, travel costs and sales commissions related to our sales and marketing efforts. Sales and marketing costs decreased to $203,752 for the three month period ended March 31, 2001 from $343,601 for the three month period ended March 31, 2000. This decrease is the result of personnel reductions and lower spending for trade shows.

NOTIFY TECHNOLOGY CORPORATION

         General and administrative expense consists of general management and finance personnel costs, occupancy expense, investor and public relations costs, accounting expense and legal expense. General and administrative expenses decreased to $414,224 for the three month period ended March 31, 2001 from $421,407 for the three month period ended March 31, 2000. The decrease is primarily due to reduced spending on investor and public relations offset by higher costs for professional services.

Six-Month Periods Ended March 31, 2001 and 2000

         Sales of the Call Manager represented 32% of our revenue in the six month period ended March 31, 2001 compared to 66% sales in the six month period ended March 31, 2000. Sales of the Centrex Receptionist represented 22% of our revenue in the six month period ended March 31, 2001 compared to 16% in the six month period ended March 31, 2000. Revenue for the six month period ended March 31, 2001 decreased to $752,106 from $2,754,281 for the six month period ended March 31, 2000. Revenue was down from the comparable period in the previous year due to decreased sales of $1,660,701 in our Call Manager product line. Sales to telephone companies consisted of 72% and 92% of revenue for the six month periods ended March 31, 2001 and 2000, respectively. One customer accounted for 25% and 21% of sales in the six-month periods ended March 31, 2001 and 2000, respectively. In addition, two other customers accounted for 25% and 15% of sales in the six month period ended March 31, 2001

         Cost of sales decreased to $743,635 in the six month period ended March 31, 2001 from $2,022,546 for the six month period ended March 31, 2000. This decrease was the result of decreased sales of the Call Manager product line that was partially offset by recording inventory write-downs of $400,000 associated with the Call Manager product line.

          Our gross margin, prior to the recording of an inventory write-down, increased to 54.3% in the six month period ended March 31, 2001 compared to 26.6% in the six month period ended March 31, 2000. This improvement was the result of royalty revenue from our multi-sense/stutter-dial patent and a higher concentration of Centrex Receptionist sales. During the six-month period ended March 31, 2001, we experienced a continued trend of lower sales of our Call Manager product line. We believe that the downward trend in sales of Call Manager products will continue. Consequently, we recorded inventory write-downs of $400,000 during the six month period ended March 31, 2001 of which $200,000 was originally recorded as losses on firm purchase commitments due to excess inventory of the Call Manager product line as a result of the lower sales forecast.

         Research and development expense decreased to $528,183 for the six month period ended March 31, 2001 compared to $719,573 for the six month period ended March 31, 2000. A decrease in hardware design staff in California and cost containment measures were the major causes of the decrease in the six month period ended March 31, 2001. This effort at reduced spending in California was offset by increased staffing in Ohio to support our new NotifyLink software products.

         Sales and marketing costs decreased to $461,666 for the six month period ended March 31, 2001 compared to $661,987 for the six month period ended March 31, 2000 due to a decrease in sales personnel and a decreased investment in the Consumer Electronics Show (CES) in January 2001.

         General and administrative expenses decreased to $765,933 for the six month period ended March 31, 2001 from $784,668 for the six month period ended March 31, 2000. A decrease in spending on investor relations activities was responsible for most of this change, partially offset by higher costs for professional services.

NOTIFY TECHNOLOGY CORPORATION

LIQUIDITY AND CAPITAL RESOURCES

         Our financial statements are prepared and presented on a basis assuming we continue as a going concern. At March 31, 2001, we had an accumulated deficit of $14,374,773 and incurred a net loss of $3,526,452 and $1,641,286 for the year ended September 30, 2000 and the six-month period ended March 31, 2001, respectively. Our recurring losses from operations and reduction in liquidity raise substantial doubt about our ability to continue as a going concern.

         During fiscal 2000 and the first half of fiscal 2001, we financed our operations through a combination of our existing cash balances and the proceeds from the sale of common stock (see note 7) and exercise of warrants. Our ability to fund our recurring losses from operations depends upon our success in shifting our product focus into wireless e-mail notification and wireless e-mail notification market solutions, and/or raising other sources of financing. Management has entered into and expects to enter into additional arrangements that will produce revenue from new products during fiscal 2001. We also continue to pursue other sources of additional financing, including equity financing. In this respect we have retained a financial advisor to assist us in evaluating and pursuing options with respect to our capital requirements. If we are successful in selling these new products and/or raising other sources of financing, we believe that we will be able to finance our operations during fiscal 2001 and 2002.

         At March 31, 2001, we had cash and cash equivalents of $705,197. During the six month period ended March 31, 2001, the restriction on cash of $764,698, which was recorded as restricted cash at September 30, 2000 and was securing outstanding letters to our suppliers issued in connection with commitments to purchase additional inventory, was released as the inventory was received and paid for.

         Cash used in operating activities increased to $1,584,675 for the six month period ending March 31, 2001 from $1,521,337 for the six month period ending March 31, 2000. Cash used in operating activities for the six month period ending March 31, 2001 was primarily related to operations, a decrease in Accounts Payable and accrued liabilities of $279,318 offset by reductions in Accounts Receivable of $297,317 and inventories of $218,569. The decreases are all a result in the decrease in our existing business.

         Cash provided by financing activities for the six month period ending March 31, 2001 of $1,215,449 relates primarily to the proceeds from a private offering of 376,865 shares of common stock and warrants to purchase 188,424 shares of common stock.

FORWARD LOOKING STATEMENTS

         Statements in this report regarding our ability to successfully sell our products, to increase our revenue and to finance our operations during fiscal 2001 are forward-looking statements within the meaning of section 27A of the Securities Act of 1933, as amended, and section 21E of the Securities Exchange Act of 1934, as amended, including statements that include the words "believes", "expects", "anticipates" or similar expressions. Such forward-looking statements involve known and unknown risks, uncertainties and other factors that may cause our actual results, performance or achievements to differ materially from those expressed or implied by such forward-looking statements. Risk factors include, but are not limited to, lower than expected customer orders and timing of actual orders of our wireless products; the timing and extent to which telephone companies adopt, initiate and promote programs involving our telephony adjunct devices; competition from other suppliers; changes in product mix or distribution channels; technological difficulties and resource constraints encountered in developing new products; inability to attract and retrain key personnel; delisting of our securities by Nasdaq; changes in regulatory requirements; and lack of growth in the market for wireless data communications devices. The reader should carefully consider, together with the other matters referred to herein, additional factors discussed from time to time in our public reports filed with the Securities and Exchange Commission. We caution the reader, however, that these factors may not be exhaustive.

NOTIFY TECHNOLOGY CORPORATION

PART II.      OTHER INFORMATION

ITEM 2            CHANGES IN SECURITIES

(c)   Sale of Unregistered Securities

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

ITEM 4.           SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         We held our Annual Meeting of Shareholders on March 8, 2001. Out of 5,264,966 shares of Common Stock entitled to vote at such meeting, there were present in person or by proxy 4,323,680 shares. At the Annual Meeting, the shareholders of Notify Technology Corporation approved the following matters:

(a) The elections of Paul F. DePond, Michael K. Ballard, Gaylan I. Larson, Andrew H. Plevin and David A. Brewer as directors of Notify Technology Corporation for the ensuing year and until their successors are elected. The vote for the nominated directors was as follows:

         Paul F. DePond, 4,317,872 votes cast for and 5,808 votes against; Michael K. Ballard, 4,317,872 votes cast for and 5,808 votes against; Gaylan I. Larson, 4,317,872 votes cast for and 5,808 votes against; Andrew H. Plevin, 4,317,872 votes cast for and 5,808 votes against; David A. Brewer, 4,317,872 votes cast for and 5,808 votes against.

(b) To ratify and approve amendments to the Company's 1997 Stock Plan to increase the number of shares issuable thereunder by 500,000 shares and to increase the number of shares of Common Stock that can be issued to current service providers each year from 50,000 shares to 150,000 shares. 2,632,941 votes were cast for and 110,921 votes against with 15,679 votes abstaining.

(c) The ratification of the appointment of Ernst & Young LLP as independent auditors of the Company for the fiscal year ending September 30, 2001. 4,309,126 votes were cast for and 12,975 votes were cast against with 1,579 votes abstaining.

ITEM 6.           EXHIBITS AND REPORTS ON FORM 8-K

                (a)   Reports on Form 8-K
                      No reports on Form 8-K were required to be filed during the quarter ended March 31, 2001, for which this report is filed.

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                        NOTIFY TECHNOLOGY CORPORATION

         Dated:  May 15, 2001

                                        /s/ Gerald W. Rice
                                        Chief Financial Officer
                                        (Principal Financial and Accounting
                                        Officer)