Form 10QSB
period 2001-06-30
NOTIFY TECHNOLOGY CORP
filed 2001-08-14
CIK 1031980

                   U. S. Securities and Exchange Commission

                            Washington, D.C.  20549

                                  FORM 10-QSB

                                   (Mark One)

[ X ] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended June 30, 2001
                                       or
[   ] Transition Report Pursuant to Section 13 of 15(d) of the Securities
Exchange Act of 1934
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

                        Yes  X            No

     As of June 30, 2001 there were 5,274,997 shares of Common Stock outstanding.


                Transitional Small Business Disclosure Format

                        Yes               No  X

              INDEX
              -----

PART I.  FINANCIAL INFORMATION (unaudited)
      Item 1. Financial Statements: (unaudited)

              Balance Sheets as of June 30, 2001 and September 30, 2000.........    3

              Statements of Operations for the three-month and
              nine-month periods ended June 30, 2001 and 2000...................    4

              Statements of Cash Flows for the nine-month periods
              ended June 30, 2001 and 2000......................................    5

              Notes to the Financial Statements.................................    6

      Item 2. Management's Discussion and Analysis of Financial Condition
              and Results of Operations.........................................    8

PART II.  OTHER INFORMATION

      Item 2. Changes in Securities and Use of Proceeds.........................   11

      Item 4. Submission of matters to a vote of security holders...............   12

      Item 6. Exhibits and Reports on Form 8-K..................................   13

SIGNATURES......................................................................   13

PART I. FINANCIAL INFORMATION (unaudited)

     Item 1. Financial Statements

                         NOTIFY TECHNOLOGY CORPORATION
                                 BALANCE SHEET

                                                                  June 30,             September 30,
                                                                    2001                   2000
                                                                ------------           ------------
                                                                 (unaudited)                (1)
     Assets
     Current assets:
          Cash and cash equivalents                             $    248,947           $    311,795
          Restricted cash                                               ----                764,698
          Accounts receivable                                         77,681                411,334
          Inventories                                                174,446                502,660
          Other current assets                                       183,117                 50,686
                                                                ------------           ------------
     Total current assets                                            684,191              2,041,173

     Property and equipment, net                                     180,293                276,115
                                                                ------------           ------------
        Total assets                                            $    864,484           $  2,317,288
                                                                ============           ============

     Liabilities and shareholders' equity
     Current liabilities:
          Accounts payable                                           348,087                302,573
          Deferred revenue                                           282,934                452,690
          Other accrued liabilities                                  437,605                448,102
                                                                ------------           ------------
     Total current liabilities                                     1,068,626              1,203,365

     Shareholders' equity:
          Common stock                                                 5,275                  4,887
          Additional paid-in capital                              15,059,678             13,842,524
          Retained earnings                                      (15,269,095)           (12,733,488)
                                                                ------------           ------------
     Total shareholders' equity                                     (204,142)             1,113,923
                                                                ------------           ------------
        Total liabilities and shareholders' equity              $    864,484           $  2,317,288
                                                                ============           ============

(1) The information in this column was derived from our audited financial statements for the year ended September 30, 2000



See accompanying notes to unaudited financial statements

                         NOTIFY TECHNOLOGY CORPORATION
                            STATEMENTS OF OPERATIONS

                                          Three-Month Periods                               Nine-Month Periods
                                             Ended June 30,                                   Ended June 30,
                                       2001                 2000                    2001                       2000
                                   ----------            ----------             -----------                 ----------
                                              (Unaudited)                                    (Unaudited)
Revenue:
   Product sales and service       $  285,539            $  899,889             $   921,371                $ 3,585,325
    revenue
   Royalty revenue                     22,302                 2,572                 138,576                     71,417
                                   ----------            ----------             -----------                -----------
Total revenue                         307,841               902,461               1,059,947                  3,656,742


Cost of Sales:
   Product cost                       122,753               591,315                 466,388                  2,613,861
   Inventory write-downs               ------                ------                 400,000                     ------
                                   ----------            ----------             -----------                -----------
Total cost of sales                   122,753               591,315                 866,388                  2,613,861
                                   ----------            ----------             -----------                -----------

Gross profit                          185,088               311,146                 193,559                  1,042,881

Operating expenses:
   Research & development             266,309               339,110                 794,492                  1,058,683
   Sales and marketing                188,459               286,654                 650,126                    948,641
   General and administrative         628,334               428,184               1,394,267                  1,212,852
                                   ----------            ----------             -----------                -----------
Total operating expenses            1,083,102             1,053,948               2,838,885                  3,220,176
                                   ----------            ----------             -----------                -----------
Loss from operations                 (898,014)             (742,802)             (2,645,326)                (2,177,295)

Other (income) and expense, net        (3,692)              (11,387)               (109,718)                   (51,580)
                                   ----------            ----------             -----------                -----------
Net loss                           $ (894,322)           $ (731,415)            $(2,535,608)               $(2,125,715)
                                   ==========            ==========             ===========                ===========

Basic and diluted net loss per
 share                             $    (0.22)           $    (0.20)            $     (0.64)               $     (0.60)
                                   ==========            ==========             ===========                ===========

Weighted average shares
 outstanding                        4,027,786             3,652,714               3,962,497                  3,546,010
                                   ==========            ==========             ===========                ===========

           See accompanying notes to unaudited financial statements

                         NOTIFY TECHNOLOGY CORPORATION
                           STATEMENTS OF CASH FLOWS

                                                                         Nine-Month Periods
                                                                            Ended June 30,
                                                                       2001             2000
                                                                 --------------------------------
                                                                            (Unaudited)
Cash flows used in operating activities:
Net loss                                                           $(2,535,608)     $(2,125,715)
Adjustments to reconcile net loss to cash used in
    Operating activities:
       Depreciation and amortization                                   100,892          141,627
    Changes in operating assets and activities:
       Accounts receivable                                             333,653          415,589
       Inventories                                                     328,214          (89,743)
       Other current assets                                           (132,431)          64,701
       Accounts payable                                                 45,514         (226,838)
       Deferred revenue                                               (169,756)             ---
       Other accrued liabilities                                       (10,497)          76,255
                                                                   -----------      -----------
Net cash used in operating activities                               (2,040,019)      (1,744,124)
                                                                   -----------      -----------

Cash flows used in investing activities:
    Expenditures for property & equipment                               (5,070)        (105,502)
    Decrease in restricted cash                                        764,698              ---
                                                                   -----------      -----------
Net cash used in investing activities                                  759,628         (105,502)

Cash flows provided by financing activities:
    Proceeds from issuance of common stock                           1,209,748              505
    Proceeds from exercise of options and warrants                       7,795        1,724,260
                                                                   -----------      -----------
Net cash provided by financing activities                            1,217,543        1,724,765
                                                                   -----------      -----------

Net increase in cash and cash equivalents                              (62,848)        (124,861)
Cash and cash equivalents at beginning of period                       311,795        2,121,753
                                                                   -----------      -----------
Cash and cash equivalents at end of period                         $   248,947      $ 1,996,892
                                                                   ===========      ===========

See accompanying notes to unaudited financial statements

NOTIFY TECHNOLOGY CORPROATION

NOTES TO THE FINANCIAL STATEMENTS (Unaudited)

     1.   BASIS OF PRESENTATION

     The accompanying unaudited financial statements of Notify Technology Corporation (referred to as "we", "us" and "our" unless the context otherwise requires) have been prepared in accordance with generally accepted accounting principles for interim financial information and the instructions of Regulation S-B Item 310(b) and Article 10 of Regulation S-X. The balance sheet as of June 30, 2001, the statements of operations for the three and nine-month periods ended June 30, 2001 and 2000 and the statements of cash flows for the nine-month periods ended June 30, 2001 and 2000 are unaudited but include all adjustments (consisting only of normal recurring adjustments), which we consider necessary for a fair presentation of the financial position at such date and the operating results and cash flows for those periods. Although we believe that the disclosures in these financial statements are adequate to make the information presented not misleading, certain information normally included in financial statements and related footnotes prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission. The accompanying financial statements should be read in conjunction with the financial statements and notes thereto included in our Annual Report on Form 10-KSB/A for the year ended September 30, 2000.

     Results for any interim period are not necessarily indicative of results for any other interim period or for the entire year.

     2.   FISCAL 2001 FINANCING

          Our financial statements are prepared and presented on a basis assuming we continue as a going concern. At June 30, 2001, we had an accumulated deficit of $15,269,095 and incurred a net loss of $3,526,452 and $2,535,608 for the year ended September 30, 2000 and the nine-month period ended June 30, 2001, respectively. Our recurring losses from operations and a reduction in liquidity raise substantial doubt about our ability to continue as a going concern.

     During fiscal 2000 and the first nine months of fiscal 2001, we financed our operations through a combination of existing cash balances and the proceeds from the sale of common stock (see note 8) and exercise of warrants. Our ability to fund recurring losses from operations depends upon our success in shifting our product focus into wireless e-mail notification and wireless e-mail notification market solutions, and/or raising other sources of financing. We closed a financing subsequent to June 30, 2001 for gross proceeds less placement agent's commission of $4,509,000 (See note 8). We have entered into and expect to enter into additional arrangements that will produce revenue from products during the remainder of fiscal 2001. If we are successful in selling these new products combined with the funds from the July 2001 financing, we believe that we will be able to finance our operations during the remainder of fiscal 2001 and 2002.

     3.   NET LOSS PER SHARE

     The weighted average number of common shares used in the net loss per share calculation was reduced by the common stock and potential common shares placed in escrow in connection with our initial public offering. Options to purchase 1,649,285 and 434,430 shares of common stock were outstanding at June 30, 2001 and 2000, respectively, but were not included in the computation of diluted net loss per share as the effect would be anti-dilutive.

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

NOTIFY TECHNOLOGY CORPORATION

     5.   INVENTORIES

     Inventories consist principally of subassemblies and finished goods, which are stated at lower of cost (first-in, first-out) or market.

                                                     June 30,             September 30,
                                                       2001                    2000
                                                 --------------------------------------
          Raw Materials                              $  -----                $ 76,662
          Work In Process                              60,697                 197,062
          Finished Goods                              113,749                 228,936
                                                 --------------------------------------
                                                     $174,446                $502,660
                                                 ======================================

     6.   COMMITMENTS

     We currently occupy a facility in San Jose, California under an operating lease that was renewed in April 2001 and expires in March 2003. The future minimum payments under this lease for the year ended September 30, 2001 are $65,000. The future minimum payments for the years ending September 30, 2002 and 2003 are $259,000 and $130,000 respectively.

     7.   INCOME TAXES

     Due to our loss position, there was no provision for income taxes for the three-month and nine-month periods ended June 30, 2001 and 2000.

     8.   SHAREHOLDERS' EQUITY

     On July 20, 2001, we completed a Preferred Stock and warrant financing. In the financing, we sold shares of Series A Preferred Stock convertible into an aggregate of 5,010,000 shares of Common Stock and seven-year warrants to purchase an aggregate of 1,753,500 shares of Common Stock at an exercise price of $1.00 per share. The proceeds from the financing, net of the placement agent's commission, were approximately $4,509,000. The proceeds from the financing enabled us to meet the net tangible asset requirement set by Nasdaq for the continued listing of our securities on the Nasdaq SmallCap Market.

     We issued to ComVest Venture Partners, L.P. a seven year warrant with a per share exercise price of $1.46 to purchase 118,151 shares of Common Stock on May 15, 2001 in connection with ComVest Venture Partners' commitment to invest in the financing the difference between $5,000,000 and the aggregate amount of money invested by all other investors in the financing. The financing triggered anti-dilution provisions in the warrant causing the per share exercise price to decrease to $1.00 per share. In addition, we granted Commonwealth Associates, L.P., the placement agent for the financing, an option to purchase (i) shares of Series A Preferred Stock convertible into an aggregate of 926,850 shares of Common Stock and (ii) a seven year warrant to purchase 324,397 shares of Common Stock at an exercise price of $1.00 per underlying common share.

     We have agreed to prepare and file with the Securities and Exchange Commission a registration statement covering the resale of the shares of Common Stock underlying all securities issued in connection with the financing. Also, we have agreed to appoint two designees of Commonwealth Associates, L.P. to our Board of Directors and to cause the authorized number of directors on our Board of Directors to be no greater than six prior to our next annual meeting of shareholders.

     The Class A Warrants issued in August 1997 in conjunction with our Initial Public Offering (IPO) have provisions that protect the holders against dilution by adjustment of the exercise price per share and the number of shares issuable upon exercise upon certain events, including the issuance of Common Stock at a price per share that is less than market value which is defined in this agreement as the 30-day average of the closing bid price on the Nasdaq SmallCap market. The July 2001 financing triggered these provisions and the exercise price of the Class A warrants was reduced from $6.50 to $4.96 per share of common stock and the shares of common stock underlying each warrant has been increased from one share to 1.309281 shares. The aggregate number of shares of common stock underlying all Class A warrants is increased from 2,185,000 to 2,860,779, assuming an option to purchase 160,000 IPO Units is exercised. The number of outstanding Class A warrants effected by this adjustment of the exercise price are 1,600,000 issued at the IPO

NOTIFY TECHNOLOGY CORPORATION

plus 425,000 issued in connection with our 1997 bridge financing. The Class A warrants underlying an option to purchase 160,000 IPO Units at a price per IPO Unit of $7.00 issued to the underwriter of our initial public offering will also be adjusted if and when those options are exercised.

     At a Special Meeting of Shareholders held on June 29, 2001, our 1997 Stock Plan was amended to increase the number of shares available for grant by 1,200,000 shares. 1,649,285 options were outstanding as of June 30, 2001 and subject to vesting requirements. As of June 30, 2001, 730,377 shares of our common stock are reserved for issuance under our 1997 Stock Plan;

     In November 2000, we sold to a private group of investors, which included Mr. Andrew Plevin, a director of the Company, 376,865 shares of common stock and issued warrants to purchase an aggregate of 188,424 shares of common stock for an aggregate consideration of $1,209,748. The exercise price for each of the warrants was $3.25 per share. Warrants to purchase an aggregate of 94,212 shares of common stock expire nine months from the closing date and warrants to purchase an aggregate of 94,212 shares of common stock expire three years from the closing date. In the event we issue equity securities in a financing for an amount of $250,000 or more, at a price per share less than the adjusted price per share, the exercise price of the outstanding warrants will be reduced to the price per share at which such equity securities are sold and we will issue additional warrants to purchase common stock with an exercise price of $0.01 and a term of three years. The July 2001 financing triggered these price based anti-dilution provisions. As a result, (i) the per share exercise price of the warrants was reduced to $1.00 per share and (ii) we issued warrants to purchase an aggregate of 337,439 shares of common stock, with per share exercise price of $0.01 to these investors, other than Andrew Plevin, who waived his right, for this financing only, to receive additional warrants.

     In March 1999, we issued to David Brewer, a director of the Company, a warrant to purchase an aggregate of 721,244 shares of common stock at an original exercise price of $3.60 that was later adjusted to $3.25 in November 2000 as a result of certain anti-dilution rights. The July 2001 financing triggered price based anti-dilution provisions in the warrant causing the per share exercise price to decrease to $1.00 per share.

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS:

     The following discussion should be read in conjunction with the unaudited financial statements and notes thereto included in Part I - Item 1 of this Quarterly Report and the audited financial statements and notes thereto and Management's Discussion and Analysis of Financial Condition and Results of Operations contained in our amended Annual Report on Form 10-KSB/A for the year ended September 30, 2000.

RESULTS OF OPERATIONS

Three-Month Periods Ended June 30, 2001 and 2000

     Revenue consists primarily of net revenue from the sale of telephony equipment, service revenue related to the Centrex Receptionist and royalty revenue. Revenue for the three-month period ended June 30, 2001 decreased to $307,841 from $902,461 for the three-month period ended June 30, 2000. Revenue was down from the previous year primarily due to decreased sales of $467,486 in the Call Manager product line and a reduction of $ 170,825 in Centrex Receptionist sales. We believe the continued decline in revenue from Call Manager products is due to our telephone company customers reducing the use of adjunct products as a marketing tool. Centrex Receptionist revenue decreased because telephone companies continued to emphasize the sale of key systems as an alternative to selling our Centrex product. Revenue for the three month period ended June 30, 2001 includes $44,217 for sales of component inventory which originally cost $139,455 and had been written off in previous periods. Revenue for the three-month period ended June 30, 2001 includes royalty revenue of $22,302 from our multi-sense/stutter-dial patent compared to $2,572 for the three month period ended June 30, 2000. Sales of the Call Manager product represented 30% of our revenue in the three month period ended June 30, 2001 compared to 62% in the three month period ended June 30, 2000. Sales of the Centrex Receptionist hardware and service represented 34% of our revenue in the three month period ended June 30, 2001 compared to 31% in the three month period ended June 30, 2000. Sales to telephone companies were 84% and 95% of revenue for the three-month periods ended June 30, 2001 and 2000, respectively. One customer accounted for 26% and 27% of total sales in the three-month periods ended

NOTIFY TECHNOLOGY CORPORATION

June 30, 2001 and 2000, respectively. Two other customers accounted for 34% and 21% of total sales in the three month period ended June 30, 2001.

     Most of the Call Manager revenue in the three-month period ended June 30, 2001 was derived from a single telephone company promotional program utilizing the Call Manager product as a customer acquisition device. Conversely, most of the revenue from the Centrex Receptionist came from continuing, non-promotional telephone company programs resulting in more consistent sales. Our new wireless NotifyLink products were in limited release and did not account for significant sales during the period. As we expect minimal sales of our traditional products in the future and our new products are not yet in full release, we anticipate we will continue to experience substantial variances in quarterly revenue.

     Cost of sales consists primarily of the cost to manufacture our products. Cost of sales decreased to $122,753 in the three month period ended June 30, 2001 from $591,315 for the three month period ended June 30, 2000. This decrease was the result of decreased sales of the Call Manager product line and the Centrex Receptionist product line.

     Our gross margin increased to 60.1% in the three-month period ended June 30, 2001 compared to 34.5% in the three-month period ended June 30, 2000. This improvement occurred because of royalty revenue from our multi-sense/stutter-dial patent, a higher concentration of our Centrex Receptionist sales that have higher gross margins and the sale of component parts which had been written off in prior periods.

          Research and development expenses consist primarily of personnel costs, testing expenses and supply expenses. Research and development expenses decreased to $266,309 for the three month period ended June 30, 2001 from $339,110 for the three month period ended June 30, 2000. This decrease reflects the reduction in hardware design staff at our California location and lower material costs of developing software versus hardware.

     Sales and marketing expense consists primarily of personnel costs, show expense, travel costs and sales commissions related to our sales and marketing efforts. Sales and marketing costs decreased to $188,459 for the three month period ended June 30, 2001 from $286,654 for the three month period ended June 30, 2000. This decrease is the result of personnel reductions, lower travel expense and lower commission expense.

     General and administrative expense consists of general management and finance personnel costs, occupancy expense, investor and public relations costs, accounting expense and legal expense. General and administrative expenses increased to $628,334 for the three month period ended June 30, 2001 from $428,184 for the three month period ended June 30, 2000. This increase is primarily due to higher legal and accounting expense related to the successful appeal against a Nasdaq ruling to delist the Company from the Nasdaq Small Cap Market and other regulatory matters, higher rent expense on our Californian facility and higher printing expense related to our annual report to shareholders and proxies related to our Special Meeting of Shareholders.

Nine-Month Periods Ended June 30, 2001 and 2000

     Sales of the Call Manager represented 31% of our revenue in the nine month period ended June 30, 2001 compared to 67% sales in the nine month period ended June 30, 2000. Sales of the Centrex Receptionist represented 33% of our revenue in the nine month period ended June 30, 2001 compared to 24% in the nine month period ended June 30, 2000. Revenue for the nine month period ended June 30, 2001 includes royalty revenue of $138,576 from our multi-sense/stutter-dial patent compared to $72,417 for the nine month period ended June 30, 2000. Revenue for the nine month period ended June 30, 2001 decreased to $1,059,947 from $3,656,742 for the nine month period ended June 30, 2000. Revenue was down from the comparable period in the previous year due to decreased sales of $2,128,188 in our Call Manager product line. Sales to telephone companies consisted of 75% and 93% of revenue for the nine-month periods ended June 30, 2001 and 2000, respectively. One customer accounted for 24% and 27% of sales in the nine-month periods ended June 30, 2001 and 2000, respectively. In addition, two other customers accounted for 27% and 13% of sales in the nine month period ended June 30, 2001

     Cost of sales decreased to $866,388 in the nine month period ended June 30, 2001 from $2,613,861 for the nine month period ended June 30, 2000. This decrease was the result of decreased sales of the Call Manager product line that was partially offset by recording inventory write-downs of $400,000 associated

NOTIFY TECHNOLOGY CORPORATION

with the Call Manager product line during the six months ended March 31, 2001. No inventory write-downs occurred in the three month period ended June 30, 2001.

     Our gross margin, prior to the recording of inventory write-downs, increased to 56.0% in the nine month period ended June 30, 2001 compared to 28.5% in the nine month period ended June 30, 2000. This improvement was the result of royalty revenue from our multi-sense/stutter-dial patent and a higher concentration of Centrex Receptionist sales that have higher gross margins. During the nine-month period ended June 30, 2001, we experienced a continued trend of lower sales of our Call Manager product line. We believe that the downward trend in sales of Call Manager products will continue. Consequently, we recorded inventory write-downs of $400,000 during the nine month period ended June 30, 2001 of which $200,000 was originally recorded as losses on firm purchase commitments, due to excess inventory of the Call Manager product line as a result of the lower sales forecast.

     Research and development expense decreased to $794,492 for the nine month period ended June 30, 2001 compared to $1,058,683 for the nine month period ended June 30, 2000. A decrease in hardware design staff in California and cost containment measures were the major causes of the decrease.

     Sales and marketing costs decreased to $650,126 for the nine month period ended June 30, 2001 compared to $948,641 for the nine month period ended June 30, 2000 due to a decrease in sales personnel and decreased show, travel and commission expense.

     General and administrative expenses increased to $1,394,267 for the nine month period ended June 30, 2001 from $1,212,852 for the nine month period ended June 30, 2000. This increase is primarily due to higher legal and accounting expense related to the successful appeal against a Nasdaq ruling to delist the Company from the Nasdaq Small Cap Market and other regulatory matters, higher rent expense on our Californian facility and higher printing expense related to our annual report to shareholders and proxies related to our Special Meeting of Shareholders.

LIQUIDITY AND CAPITAL RESOURCES

     Our financial statements are prepared and presented on a basis assuming we continue as a going concern. At June 30, 2001, we had an accumulated deficit of $15,269,095 and incurred a net loss of $3,526,452 and $2,535,608 for the year ended September 30, 2000 and the nine month period ended June 30, 2001, respectively. Our recurring losses from operations and reduction in liquidity raise substantial doubt about our ability to continue as a going concern.

     During fiscal 2000 and the first nine months of fiscal 2001, we financed our operations through a combination of our existing cash balances and the proceeds from the sale of common stock (see note 8) and exercise of warrants. Our ability to fund our recurring losses from operations depends upon our success in shifting our product focus into wireless e-mail notification and wireless e-mail notification services and/or raising other sources of financing.

     We closed a financing subsequent to June 30, 2001 for gross proceeds less placement agent's commission of $4,509,000. Management has entered into and expects to enter into additional arrangements that will produce revenue from new products during the remainder of fiscal 2001 and 2002. If we are successful in selling these new products combined with the funds received from the July 2001 financing, we believe that we will be able to finance our operations during the remainder of fiscal 2001 and fiscal 2002.

     At June 30, 2001, we had cash and cash equivalents of $248,947. During the nine month period ended June 30, 2001, the restriction on cash of $764,698, which was recorded as restricted cash at September 30, 2000 and was securing outstanding letters to our suppliers issued in connection with commitments to purchase additional inventory, was released as the inventory was received and paid for.

     Cash used in operating activities increased to $2,040,019 for the nine month period ending June 30, 2001 from $1,744,124 for the nine month period ending June 30, 2000. Cash used in operating activities for the nine month period ending June 30, 2001 was primarily related to operations and a decrease in deferred income offset by reductions in accounts receivable of $333,652 and inventories of $328,214. The decrease in deferred income is due to the shipment of product prepaid by the customer. The decreases in accounts receivable and inventory are a result in the decline in sales of our legacy products.

NOTIFY TECHNOLOGY CORPORATION

     Cash provided by financing activities for the nine month period ending June 30, 2001 of $1,209,748 relates primarily to the proceeds from a private offering of 376,865 shares of common stock and warrants to purchase 188,424 shares of common stock and $7,795 from the exercise of certain warrants.

RECENT PRIVATE FINANCING

     On July 20, 2001, we completed a Preferred Stock and warrant financing. In the financing, we sold shares of Series A Preferred Stock convertible into an aggregate of 5,010,000 shares of Common Stock and warrants to purchase an aggregate of 1,753,500 shares of Common Stock at an exercise price of $1.00 per share. The proceeds from the financing, net of the placement agent's commission, were approximately $4,509,000. We believe the proceeds from the financing will enable us to meet the net tangible asset requirement set by Nasdaq for the continued listing of our securities on the Nasdaq SmallCap Market.

     We issued to ComVest Venture Partners, L.P. a warrant to purchase 118,151 shares of Common Stock on May 15, 2001 in connection with ComVest Venture Partners' commitment to invest in the financing the difference between $5,000,000 and the aggregate amount of money invested by all other investors in the financing. In addition, we granted Commonwealth Associates, L.P., the placement agent for the financing, an option to purchase (i) shares of Series A Preferred Stock convertible into an aggregate of 926,850 shares of Common Stock and (ii) a warrant to purchase 324,397 shares of Common Stock.

     We have agreed to prepare and file with the Securities and Exchange Commission a registration statement covering the resale of the shares of Common Stock underlying all securities issued in connection with the financing. Also, we have agreed to appoint two designees of Commonwealth Associates, L.P. to our Board of Directors and to cause the authorized number of directors on our Board of Directors to be no greater than six prior to our next annual meeting of shareholders. We have covenanted to provide Commonwealth Associates, L.P. with
(i) finder's fees in connection with certain future financings, (ii) Board observation rights and (iii) Board committee membership rights.

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

PART II.  OTHER INFORMATION

ITEM 2    CHANGES IN SECURITIES

(c)  Sale of Unregistered Securities

     On May 15, 2001 we issued a warrant to purchase 118,151 shares of our Common Stock to ComVest Venture Partners, L.P. as consideration for its commitment to invest up to $2,150,00 in our 2001 private placement. The offer and sale of the warrant was exempt from the registration requirements of the Securities Act of 1933 pursuant to Section 4(2) thereunder. Please see Note 8 of Notes to our Consolidated Financial Statements for a description of the conversion provisions of the warrant.

     On July 20, 2001, we issued an aggregate of 501,000 shares of a new class of Series A Preferred Stock, and warrants to purchase $1,753,500 shares of our Common Stock, to investors in exchange for aggregate proceeds of $5,010,000. In issuing the Preferred Stock and the warrants, we relied on the

NOTIFY TECHNOLOGY CORPORATION

exemption provided by Section 4(2) of the Securities Act. Please see Note 8 of Notes to our Consolidated Financial Statements for a description of the conversion provisions of the Preferred Stock and the exercise terms of the warrants.

     On July 20, 2001, we issued an option to purchase 9.2685 units to Commonwealth Associates, L.P. as consideration for the services it provided to
us as placement agent in our 2001 private placement.   Each unit consists of
10,000 shares of our Series A Preferred Stock and a warrant to purchase 35,000 shares of our Common Stock. The offer and sale of the option was exempt from the registration requirements of the Securities Act of 1933 pursuant to Section 4(2) thereunder. Please see Note 8 of Notes to our Consolidated Financial Statements for a description of the exercise provisions of the units and the warrants underlying the units and the conversion provisions of the Preferred Stock.

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     We held a Special Meeting of Shareholders on June 29, 2001. Out of 5,267,674 shares of Common Stock entitled to vote at such meeting, there were present in person or by proxy 3,037,312 shares. At the Special Meeting, the shareholders of Notify Technology Corporation approved the following matters:

(a) To approve the proposed private placement of up to 60 units (each unit representing 10,000 shares of our Series A Convertible Redeemable Preferred Stock and warrants to purchase our Common Stock), the issuance of warrants to purchase Series A Convertible Redeemable Preferred Stock and Common Stock to the placement agent and the issuance of a warrant to an affiliate of the placement agent to purchase up to 118,151 shares of our Common Stock. 2,110,465 votes cast for and 0 votes against with 926,847 No Votes.

(b) To approve and ratify our March 1999 private placement of 850,000 shares of our Common Stock and warrants to purchase a total of 1,344,444 shares of our Common Stock. 1,663,310 votes were cast for and 35,601 votes against with 1,338,401 votes abstaining.

(c) To approve and ratify the November 2000 private placement of 376,865 shares of our Common Stock and warrants to purchase a total of 188,424 shares of our Common Stock, including the sale of Common Stock and issuance of warrants to purchase Common Stock to Andrew Plevin, who is one of our directors. 2,723,322 votes were cast for and 35,906 votes were cast against with 278,084 votes abstaining.

(d) To increase the authorized number of shares of Common Stock of the Company from 20,000,000 to 30,000,000 shares. 2,999,406 votes were cast for and 36,206 votes were cast against with 1,700 votes abstaining.

(e) To amend our 1997 Stock Plan to increase the number of shares available for grant by 1,200,000 shares, and increase the number of shares of Common Stock that can be issued to current service providers each year from 150,000 shares to 600,000 shares. 2,963,477 votes were cast for and 72,135 votes were cast against with 1,700 votes abstaining.

(f) To approve the following amendments to the terms of the proposed private placement of up to 60 units (the "Units") and the issuance of warrants (the "Warrants") to purchase Series A Convertible Redeemable Preferred Stock ("Preferred Stock"):

     (1) The reduction of the conversion price of the Preferred Stock from $1.46 to $1.00;

     (2) The increase in the number of shares of Common Stock issuable upon exercise of the Warrants from 25% to 35% of the number of shares of Common Stock issuable upon conversion of the Preferred Stock included in the units;

     (3) The reduction in the number of units to be issued to the Placement Agent upon exercise of warrants to be issued to the Placement Agent from 20% to 18.5%; and

     (4) The increase in the number of directors that the Placement Agent will be entitled to appoint to our Board of Directors from 1 director to 2 directors.

     2,110,465 votes cast for and 0 votes against with 926,847 No Votes.

NOTIFY TECHNOLOGY CORPORATION

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K

     (a)  Exhibits:

          3.1.1 Certificate of Amendment to the Registrant's Articles of Incorporation as filed with the Secretary of State of California on March 3, 1998.

          3.1.2 Certificate of Amendment to the Registrant's Articles of Incorporation as filed with the Secretary of State of California on July 12, 2001.

          3.2    Bylaws of the Registrant, as amended on July 11, 2001.

          10.1   Registrant's 1997 Stock Plan, as amended.

          10.2 Amendment No. 2 dated June 29, 2001 to Employment Agreement dated as of August 1, 1997 between Registrant and Paul DePond, as amended by Amendment No. 1 to Employment Agreement dated as of February 23, 2000.

          10.3 Amendment No. 2 dated June 29, 2001 to Employment Agreement dated as of August 1, 1997 between Registrant and Gaylan Larson, as amended by Amendment No. 1 to Employment Agreement dated as of February 23, 2000.

          10.4 Amendment No. 2 dated June 29, 2001 to Employment Agreement dated as of August 1, 1997 between Registrant and Gerald Rice, as amended by Amendment No. 1 to Employment Agreement dated as of February 23, 2000.

          10.5   Lease by and among Registrant, Ching C. Poon and Jenny M. Poon.

     (b)  Reports on Form 8-K

               On June 26, 2001, Registrant filed a Report on Form 8-K under
          Item 5 reporting our press release announcing (i) certain facts relating to its meeting with the NASDAQ Qualifications Panel, (ii) the June 29, 2001 Special Meeting of Shareholders and (iii) a business and product update.

               On July 23, 2001, Registrant filed a Report on Form 8-K under
          Item 5 reporting its completion of a private Preferred Stock and warrant financing in which the Registrant sold shares of Series A Preferred Stock convertible into an aggregate of 5,010,000 shares of Common Stock and warrants to purchase an aggregate of 1,753,500 shares of Common Stock at an exercise price of $1.00 per share.

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                            NOTIFY TECHNOLOGY CORPORATION

     Dated:  August 13, 2001

                                            /s/ Gerald W. Rice
                                            Chief Financial Officer
                                            (Principal Financial and Accounting
                                              Officer)

NOTIFY TECHNOLOGY CORPORATION

                                 EXHIBIT INDEX

          3.1.1  Certificate of Amendment to the Registrant's Articles of Incorporation as filed with the Secretary of State of California on March 3, 1998.

          3.1.2  Certificate of Amendment to the Registrant's Articles of Incorporation as filed with the Secretary of State of California on July 12, 2001.

            3.2  Bylaws of the Registrant, as amended on July 11, 2001.

           10.1  Registrant's 1997 Stock Plan, as amended.

           10.2  Amendment No. 2 dated June 29, 2001 to Employment Agreement dated as of August 1, 1997 between
                 Registrant and Paul DePond, as amended by Amendment No. 1 to Employment Agreement dated as of
                 February 23, 2000.

           10.3  Amendment No. 2 dated June 29, 2001 to Employment Agreement dated as of August 1, 1997 between
                 Registrant and Gaylan Larson, as amended by Amendment No. 1 to Employment Agreement dated as of
                 February 23, 2000.

           10.4  Amendment No. 2 dated June 29, 2001 to Employment Agreement dated as of August 1, 1997 between
                 Registrant and Gerald Rice, as amended by Amendment No. 1 to Employment Agreement dated as of
                 February 23, 2000.

           10.5  Lease by and among Registrant, Ching C. Poon and Jenny M. Poon.