Form 10KSB
period 2001-09-30
NOTIFY TECHNOLOGY CORP
filed 2001-12-28
CIK 1031980

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                    U.S. SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                               -----------------

                                  FORM 10-KSB

(Mark one)

[X] Annual Report Under Section 13 or 15(d) of the Securities Exchange Act of
    1934 For the Fiscal Year Ended September 30, 2001

                                      or

[_] Transition Report Under Section 13 or 15(d) of the Securities Exchange Act of 1934

                       Commission File Number 000-23025

                               -----------------

                         NOTIFY TECHNOLOGY CORPORATION
                (Name of small business issuer in its charter)

           California                          77-0382248
  (State or other jurisdiction    (I.R.S. Employer Identification No.)
of incorporation or organization)

1054 S. De Anza Blvd. Suite 105 San Jose, California   95129
      (Address of principal executive offices)       (Zip Code)

                   Issuer's telephone number: (408) 777-7920

        Securities registered under Section 12(b) of the Exchange Act:

                                     None

        Securities registered under Section 12(g) of the Exchange Act:

                                     Units
                                 Common Stock
                               Class A Warrants

                               -----------------

   Check whether the issuer (1) has filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [_]

   Check if no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [_]

   State issuer's revenues for its most recent fiscal year. $1,310,094

   The aggregate market value of the voting and non-voting common equity held by non-affiliates of the Registrant, based upon the closing sale price of the Common Stock on November 30, 2001, was approximately $2,410,188. Shares of Common Stock held by officers and directors and their affiliated entities have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily conclusive for other purposes.

   The number of shares outstanding of Registrant's common stock, $0.001 par value at September 30, 2001 was 5,286,593 shares.

   Portions of our proxy statement for our Annual Meeting of Shareholders to be held on February 27, 2002 are incorporated by reference into Part III of this Annual Report on Form 10-KSB.

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

ITEM 1. Description of Business

   Notify Technology Corporation (also referred to as "we", "us" and "our" unless the context otherwise requires) was incorporated in the State of California in August 1994. We are an innovative communications application service provider of wireless and wireline messaging services and a supplier of innovative call and message notification products and services. We currently sell our products through OEM relationships with major telephone companies, telephone equipment distributors, Internet service providers and 2way wireless carriers.

   Our focus is primarily directed at the 2way wireless market providing products spanning from consumer to enterprise environments. Our vision is to provide mobile wireless email and personal information management (PIM) notification, access, and management across a variety of 2way devices and 2way networks. Our 2way wireless family of products is called NotifyLink. Our wireline or legacy products are called Call Manager, Visual Got Mail, and Centrex Receptionist. Our Call Manager products incorporate caller-id, call waiting caller-id, and telephone company voice mail notification. We provide an e-mail notification service with our Visual Got Mail technology and our Centrex Receptionist product gives Centrex business customers a cost-effective means of ensuring that incoming calls are properly routed even when a human attendant is not available.

Products

  NotifyLink

   We launched the hosted version of our NotifyLink product line ("NotifyLink Internet Edition") in December 2000. The NotifyLink Internet Edition product is intended to provide the mobile "dial-up" e-mail user with access to and management of the user's e-mail account. In July 2001, we launched two NotifyLink Desktop Edition products targeted for the "always on" user who has a continuous connection to the Internet. These desktop products are called NotifyLink Desktop Professional Edition and Desktop Standard Edition.

   The NotifyLink Internet service provides users of Motorola's T900 Talkabout Personal Information Communicator with wireless e-mail notification and management. The wireless e-mail service works with most e-mail providers including AOL, Yahoo, and all POP3 mail systems. Users are able to use the NotifyLink Internet service with their existing e-mail accounts. Users register for the service via a web based interface typically linked to a specific carrier. To set up the NotifyLink Internet service, the user specifies each e-mail account they want to monitor and sets any appropriate filters. The user can tailor the notification by defining a "header" which contains information about the e-mail, such as account, sender, subject, date and time, attachment names, attachment sizes, partial body text, and remaining character count. Once registered, the NotifyLink Internet service checks all specified e-mail accounts periodically. Users have the capability to perform "on-demand checking" of any of their specified accounts at any time. Once the service determines that a user has new e-mail, a notification is sent to the user in the format of a defined "header". The user has the option to see "more" of the e-mail body or "reply", "forward", or "delete" the e-mail and its corresponding attachments from the T900.

   Our NotifyLink Standard Edition software provides users of Motorola's new P935 Timeport(TM) and T900 Talkabout(TM) with wireless e-mail notification and management. Owners of the Motorola PageWriter 2000x Personal Interactive Communicator are able to take advantage of NotifyLink Standard or Plus Editions once they upgrade their device Operating System to the new Motorola Wisdom(TM) OS 4.0. A user can easily install our NotifyLink Standard or Plus Edition software on a desktop computer that is connected to the Internet by a Cable, DSL, or LAN/WAN service. The software is easy to use and quickly configured. The user can configure the software by specifying the e-mail accounts that the user wants to access with the user's wireless device, setting any filters to screen notification, and designating the type of wireless device and its associated address. In addition, the user can tailor the information contained in the wireless e-mail notification "header" that is sent to the user's wireless device. The "header" information can include options such as account, sender, subject, date and time, attachment names, attachment sizes, partial body text, and remaining character count.

   Once configured, the NotifyLink Standard or Plus Edition software will forward the filtered e-mail in the format of the "header" that was chosen by the user. Once the "header" is received on the T900 or P935 device, the user will have the option to see "more" of the e-mail body or "reply", "forward", or "delete" the e-mail and its corresponding attachments. Any action taken on the new e-mail message by the user will cause the "InBox", "Sent Items", or "Deleted Items" folders on the user's desktop to be updated to reflect the action. Any e-mail message sent from the T900 or P935 by a user will display the originating user's name and a memo notation that the message was forwarded from the user's desktop e-mail address.

   Our most recent product offering incorporates the functionality of our Desktop software in an enterprise version designed as a corporate solution to e-mail notification. Key to the utility of this solution is the ability to service multiple networks and multiple devices using the same enterprise system. As a result, corporate IT managers are able to use a single system to support a variety of devices and employees are able to use the device best suited for their needs. We have not earned significant revenue from our Notify Link products to date.

  Visual Got Mail

   The Visual Got Mail service is designed to eliminate residential, Small Office Home Office, or SOHO, and business e-mail subscribers' frustration with the traditional, inconvenient process of checking for e-mail. The Visual Got Mail technology, designed for the telephone company or Internet Service Provider deployment as a service offering, includes a scalable carrier class server infrastructure, that we host or is hosted by the telephone company, and the eView telephone adjunct. The eView integrates our caller-id technology with the Visual Got Mail e-mail notification functionality. The eView integrates caller-id, voice mail, and e-mail notification into a single device that can fit in the palm of your hand. The eView displays the name and number of the calling party and the e-mail "header" information, which contains the name of the sender and the subject of the sender's message, for up to five e-mail accounts. The eView displays up to twenty-five e-mail headers and indicates the presence of any e-mail attachments. We have not earned significant revenue from our Visual Got Mail service to date.

  Call Manager

   Our caller-id products incorporate our MessageAlert visual message waiting indication technology and provide support for combinations of telephone company services such as voice mail, caller-id, call waiting caller-id and deluxe call waiting. Caller-id products are categorized as either "Type I" (calling name and calling number only); "Type II" (Type I features plus call waiting caller-id) or "Type II.5" (Type II plus deluxe call waiting). Type II and Type II.5 products support the more sophisticated services offered by telephone service providers than the "Type I" products more commonly on the market. Our Call Manager line of products include all three types and are designed to support bundling of services offered by the telephone service provider giving more functionality to the end user and more revenue opportunity for the telephone service provider.

   We are no longer selling a generic caller-id product and are only selling solutions based on our Visual Got Mail technology that utilize our caller id technology as part of the overall solution.

  Centrex Receptionist

   Small businesses that use Centrex services generally must maintain a human attendant to answer incoming calls, or the calls will go unanswered or be transferred into the business' general voice mail mailbox. The Centrex Receptionist is a stand-alone unit that provides the Centrex customer with automatic call answer and transfer capability 24 hours a day, 7 days a week. The Centrex Receptionist provides thirty minutes of recorded announcement time, special after hours or holiday announcements, and nine main menu items. Each main menu item supports nine selections that can be either a transfer to a telephone number or an announcement. The Centrex Receptionist also provides extension dialing, name directory services and call statistics. The unit has a battery back-up that will last up to three days. The Centrex Receptionist is remotely configured by our Customer Service but locally programmable by the user for voice greetings and voice announcements using a touch tone telephone. It has password protection for all administrative programming. The current Centex Receptionist model supports two or four incoming Centrex lines.

Sales, Marketing and Distribution

   We are expanding our customer base by using 2way wireless carriers to market our NotifyLink product line of services and software. NotifyLink Internet service can be used by all major ReFLEX carriers - 2way messaging carriers which include WebLink Wireless, SkyTel, MetroCall, Arch Wireless, PageNet TSR Wireless, and Bell Mobility. We have entered into agreements with three wireless carriers and one 2way wireless device manufacturer for the sale of our NotifyLink products and services. We have no direct sales force to sell our NotifyLink products and rely on our four customers to resell our NotifyLink products and services to users. In addition, we have granted Motorola the exclusive right, with the exceptions of WebLink Wireless and PageNet Canada, to resell the editions of our NotifyLink software that are compatible with Motorola's current two paging devices to wireless carriers. To date, we have received only limited revenue from our four NotifyLink customers, and we will receive revenue from these customers only to the extent that they successfully resell our products and services to users.

   The Visual Got Mail product line provides revenue from both sales of adjunct equipment and supplying ongoing Visual Got Mail services to users. Service revenue may be direct through our own service centers or indirect through customer owned and maintained service centers. Our technology is proprietary and only our adjunct products or products licensed through us will interface with the server centers. We have signed marketing agreements with Cincinnati Bell, Sprint, and AT&T WorldNet. We expect to continue to market the Visual Got Mail service, or derivatives of this product, to traditional large telephone companies.

   The traditional sales activities for our products, the Call Manager products and the Centrex Receptionist, have been focused on direct sales to large telephone companies. Our hardware products have been either private labeled or joint marketed by GTE Communication Systems Corporation, Pacific Bell, Southwestern Bell Telephone Company, BellSouth Corporation, Ameritech Corporation, Century Telephone Enterprises Inc and Altell Telephone System. Except with respect to Pacific Bell, Southwestern Bell and Ameritech Corporation, our relationship with these companies has not been reduced to a formal agreement or contract and none of these companies is obligated to purchase any products from us. We manufacture products based on purchase orders and forecasts of purchases received from Regional Bell Operating Companies, or RBOCS, and Local Exchange

Carriers, or LECs. We believe large telephone companies typically do business in this manner and we do not intend to seek long-term contractual commitments from our telephone company customers. We sell products in the United States primarily to RBOCs and LECs. The Call Manager and Centrex Receptionist product lines accounted for 34% and 20% of total revenues in fiscal 2001, respectively. The same two product lines products accounted for 69% and 20% of total revenues in fiscal 2000, respectively. Significant portions of our revenue have been concentrated in a small number of customers. For example, one customer accounted for 36% and 22% of sales for the years ended September 30, 2001 and 2000, respectively. Two other customers accounted for 26% and 12% of sales for the fiscal year ended September 30, 2001, while three other customers accounted for 23%, 17% and 15% of sales for the fiscal year ended September 30, 2000.

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

   To date, we have sold our products to five of the seven RBOCs and twelve of the 20 largest LECs. Although we have experienced a significant decline in our legacy products during fiscal 2001, our strategy is to encourage these companies to bundle our products with their services as both a consumer acquisition tool and to increase retention of new service subscribers. In addition, we intend to encourage telephone companies and their authorized resellers that focus on selling Centrex services to also market our Centrex Receptionist as an enhancement to the basic Centrex service.

Technical and Marketing Support

   We have developed product collateral and marketing programs for the NotifyLink, Centrex Receptionist and Call Manager products. We intend to expand our ongoing marketing programs to include our new NotifyLink products.* These marketing programs will include augmentation of collateral material, advertising and trade shows, supplemented with public relations campaigns.

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

Research and Development

   We incurred $1,075,482 and $1,459,911 in research and development expenses in fiscal 2001 and 2000, respectively. The significant reduction in expenses is due to our changing of our development strategy from hardware development to software development and our moving our research and development activities from California to Ohio. We believe that our future success, if any, depends significantly on our ability to continue to enhance our existing products and to develop new products and, therefore, we intend to continue to incur substantial research and development costs. We expect that our research and development efforts will be focused in two areas: continued development of our 2way wireless service and related software and the incorporation of our technology into complimentary products.

Manufacturing

   We use offshore turnkey manufacturing to produce our Call Manager and e-View products. To the extent possible, we use standard parts and components for our products although some components are custom designed and/or are available only from a single source or limited sources.

Governmental Regulation and Industry Standards

   Our products must comply with a variety of regulations and standards including regulations and standards set by the Federal Communications Commission, Underwriters Laboratories, National Registered Testing Laboratories, and Bell Communications Research. If we enter international markets, we will be required to comply with whatever governmental regulations and industry standards exist in those markets. In addition, the U.S. telecommunications market is evolving rapidly in part due to recently enacted laws revamping the telecommunications regulatory structure. Additional legislative or regulatory changes are possible. A failure by us to comply with existing regulations and standards or to adapt to new regulations and standards could have a material adverse effect on our business and operating results.

Competition

   We believe that we do not currently have any direct competition for our NotifyLink Internet Edition service or NotifyLink Desktop products for ReFLEX 2way devices. However, in the market for wireless e-mail notification and management software, we indirectly compete with Research In Motion Limited and Infowave Software, Inc.

   We believe that we do not currently have any direct competition for our Visual Got Mail technology. There are several indirect competitors that include Landel Telecom and CIDCO Incorporated. These companies produce products that provide e-mail notification as well as limited e-mail access. All of these products require a relatively expensive device that consists of a multi-line character display and a keyboard. We believe our Visual Got Mail technology competes favorably with respect to any of these indirectly competing products.

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

Proprietary Rights

   We regard various features and design aspects of our products as proprietary and we rely primarily on a combination of patent and trademark laws and employee and third-party nondisclosure agreements to protect our proprietary rights. We have been issued a patent covering the design of our MessageAlert products, and a patent covering the MultiSense technology used in our MessageAlert product. We have also applied for patents on our Visual Got Mail technology. We intend to continue to apply for patents, as appropriate, for our future technologies and products.* There are few barriers to entry into the market for our products, and there can be no assurance that any patents we apply for will be granted or that the scope of our patents or any patents granted in the future will be broad enough to protect us against the use of similar technologies by our competitors. There can be no assurance, therefore, that any of our competitors, some of whom have far greater resources than we do, will not independently develop technologies that are substantially equivalent or superior to our technology.

   On May 17, 2001, Research In Motion Limited, the maker of the "Blackberry" hand-held computer, announced that it had been issued a patent on its Blackberry single mailbox integration. Generally, the patent relates to Research In Motion's proprietary system and method of redirecting information between a host computer system, and a mobile communications device while maintaining a common electronic address between the host system and the mobile device. Research In Motion also announced that it had filed a complaint against

Glenayre Technologies, Inc. for, among other items, patent and trademark infringement. Our intellectual property counsel has reviewed the patent and issued an opinion to us opining that version 4.0 of our Desktop software does not infringe on Research In Motion's patent. Nevertheless, no assurances can be given that Research In Motion will not bring an action against us for a patent infringement or similar claim, or if any such claim is brought, the eventual results thereof.

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

   We have also entered into a royalty agreement with Uniden America Corporation allowing Uniden to incorporate our VMWI technology into Uniden's Products for a per unit fee. Royalty revenue from this agreement was $158,909 and $97,281 in fiscal 2001 and 2000, respectively.

Employees

   As of September 30, 2001, we employed thirty-one persons of whom fifteen were engaged in research and development, two in operations, ten in sales, marketing, and customer support, and four in general administration and finance. We contemplate increasing our staff at a pace consistent with our business and growth. None of our employees are currently represented by a labor union. We consider our relations with our employees to be good.

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

Executive Officers

   The following sets forth information with regard to our executive officers as of September 30, 2001:

   Paul F. DePond, founder of Notify Technology Corporation, has served as our President, Chief Executive Officer and Chairman of our board of directors since our inception in August 1994.

   Gaylan I. Larson has served as our Vice President of Operations and as one of our directors since August 1994.

   Gerald W. Rice has served as our Chief Financial Officer and Secretary since August 1994.

   Rhonda Shick has served as our Vice President of Product Development since July 2001. From October 2000 to July 2001, Ms. Shick served as our Director of Engineering and from October 1999 to October 2000, she served as our Engineering Manager. From January 1999 to October 1999, Ms. Schick served as one of our senior software engineers. From September 1996 to January 1999, she served as President of Tech-Xpress Enterprises, Inc.

                                 RISK FACTORS

We Have a Limited Operating History and a History of Losses, Moreover, There is No Assurance of Future Profitability

   We commenced operations in August 1994 and through January 1996 were engaged primarily in research and development. Most of the products developed during this period have matured and currently have limited sales. We entered a new development period in January 2000 to develop and sell software applications for the 2way wireless data market. Accordingly, we have a limited operating history, and we face all of the risks and uncertainties encountered by early-stage companies. For the fiscal years ended September 30, 2000, 1999, and 1998, we incurred net losses of $3,526,452, $3,123,284 and $2,617,561 respectively. We incurred a net loss of $3,337,612 for fiscal 2001 and as of September 30, 2001, we had an accumulated deficit of $19,578,100 and working capital of $3,068,584. We anticipate having a negative cash flow from operating activities in future quarters and years. We also expect to incur further operating losses in future quarters and years until such time, if ever, as there is a substantial increase in orders for our products and product sales generating sufficient revenue to fund our continuing operations. There can be no assurance that sales of our products will ever generate significant revenue, that we will ever generate positive cash flow from our operations or that we will attain or thereafter sustain profitability in any future period.

If We Are Unable To Market Our Wireless Software Products and Achieve Industry Acceptance Quickly, We Could Lose Existing and Potential Customers and Our Sales Would Decrease

   Due to market changes in the telephone communications industry, including telephone company mergers and re-organizations, we have changed our product emphasis away from telephony adjunct services towards wireless software products. We need to market our new wireless software products on a timely basis to keep pace with technological developments, emerging industry standards, and the growing needs of our sophisticated customers. We intend to extend the offerings under our product family primarily through our NotifyLink product line. However, we may experience difficulties in marketing these new products, and our inability to timely and cost-effectively introduce them and future enhancements, or the failure of these new products or enhancements to achieve market acceptance, could seriously harm our business. Life cycles of wireless software products are difficult to predict, because the market for such products is new and evolving and characterized by rapid technological change, frequent enhancements to existing products and new product introductions, changing customer needs and evolving industry standards. The introduction of competing products that employ new technologies and emerging industry standards could render our products and services obsolete and unmarketable or shorten the life cycles of our products and services. The emergence of new industry standards might require us to redesign our products. If our products are not in compliance with industry standards that become widespread, our customers and potential customers may not purchase our products.

If the Market for Wireless Data Communications Devices Does Not Grow, We May Not Successfully Sell Our NotifyLink Products

   The overall market for wireless data communications devices has experienced significant growth in recent years. The success of our NotifyLink Internet Edition and Standard Edition products depends upon this growth. There can be no assurance that the market for wireless software products will continue to grow, that firms within the industry will adopt our software products for integration with their wireless data communications solutions, or that we will be successful in independently establishing product markets for our wireless software products. In addition, if a number of ReFLEX carriers should go out of business, we would have more difficulty selling our NotifyLink products to the fewer remaining ReFLEX carriers. If the various markets in which our software products compete fail to grow, or grow more slowly than we currently anticipate, or if we were unable to establish product markets for our new software products, our business, results of operation and financial condition would be materially adversely affected.

We May Be Unable to Generate the Capital Necessary to Support Our Planned Level of Research and Development Activities and Manufacture and Market Our Product

   At September 30, 2001, we had an accumulated deficit of $19.6 million and incurred a net loss of $3.3 million for the year ended September 30, 2001. Our recently developed products will need to attain favorable market acceptance in order for us to be able to continue our research and development activities and to fund operating expenses at current levels. However, because our NotifyLink wireless product line has not provided significant contributions to our revenues to date, the success of our business operations will depend upon our ability to obtain further financing until such time, if ever, as there is favorable market acceptance for our new wireless software products. Obtaining additional financing will be subject to a number of factors including market conditions, investor acceptance of our business plan, and investor sentiment. These factors may make the timing, amount, terms and conditions of additional financing unattractive or unavailable to us. If we are unable to raise additional financing, we will have to significantly reduce our spending, delay or cancel planned activities or substantially change our current corporate structure. In such an event, we intend to implement expense reduction plans in a timely manner. However, these actions would have material adverse effects on our business, results of operations, and prospects, resulting in a possible failure of our business.

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

   Notwithstanding the difficulty in forecasting future sales, we generally must undertake research and development and sales and marketing activities and other commitments months or years in advance. Accordingly, any shortfall in product revenues in a given quarter may materially adversely affect our financial condition and results of operations because we are unable to adjust expenses during the quarter to match the level of product revenues, if any, for the quarter. Due to these and other factors, we believe that quarter to quarter comparisons of our results of operations are not necessarily meaningful and should not be relied upon as indications of future performance.

Our Products May Not Be Accepted

   We sold our first Centrex Receptionist in March 1998, the first Call Manager product in April 1999 and announced the first sales of our new Visual Got Mail products in November 1999. We also announced the launch of our new NotifyLink web based service and our NotifyLink Desktop products in November 2000. To date, we have received only limited revenue from the sale of these products. While we believe that our wireless products are commercially viable, developing products for the consumer and business marketplaces is inherently difficult and uncertain. We do not believe our sales to date are sufficient to determine whether or not there is meaningful consumer or business demand for our products.

   We intend to devote significant resources to sales and marketing efforts and to promote consumer and business interest in our products. There can be no assurance that such efforts will be successful or that significant market demand for our products will ever develop.

We Depend on Limited Number of Potential Customers and Need to Develop Marketing Channels

   Currently, we have entered into agreements with three wireless carriers and one 2way wireless device manufacturer for the sale of our NotifyLink products and services. We have no direct sales force to sell our NotifyLink products and services to eventual users and we rely entirely upon our four customers to resell our NotifyLink products and services to users. In addition, we have granted Motorola the exclusive right to resell the editions of our NotifyLink software, which are compatible with Motorola's current two paging devices, to wireless carriers other than WebLink Wireless and PageNet Canada. To date, we have received only limited revenue from our four NotifyLink customers, and we will receive revenue from these customers only to the extent that they successfully resell our products and services to users. In particular, we are dependent on Motorola's willingness to promote the sales of our products through the major wireless carriers. The success of our NotifyLink Internet Edition web based product will be dependent on our ability to sell it to, or in conjunction with, the seven largest 2way wireless carriers. Our NotifyLink desktop software will be largely dependent on establishing a relationship with large 2way wireless device manufacturers. There can be no assurance that we will ever sell our NotifyLink products and services to additional 2way wireless carriers or 2way wireless device manufacturers or that we will ever receive any revenue from our existing customers.

   We believe that we can sell only limited quantities of our Call Manager and Centrex Receptionist products in the future. To date, we have sold our wireline products to five Regional Bell Operating Companies, or RBOCs, and twelve Local Exchange Carriers, or LECs. It took us substantially longer than we originally anticipated to qualify our wireline products and develop some of these marketing relationships necessary to make these sales. We have experienced a significantly reduced market for our Call Manager products. Our Centrex Receptionist product is selling at a reduced level and we do not anticipate a significant increase in Centrex Receptionist sales in future quarters. If we fail to develop significantly enhanced relationships with the RBOCs and LECs, our business and operating results would be materially adversely affected.

   We also intend to develop other distribution channels for our products by including certain wireless device manufacturers, national wireless carriers and potential development of internet service provider channels. Our management will need to expend time and effort to develop these channels. Because our marketing efforts have been largely focused on developing relationships with RBOCs and LECs, our management has had only limited experience in selling our products through these channels. We may not be able to implement this marketing and distribution program to expand our distribution channels and any marketing efforts undertaken by or on behalf of us may not be successful.

Our Products May Suffer from Defects

   Some of our products will consist of software and service related to our wireless NotifyLink product line. Our NotifyLink products incorporate a mix of new and proven technology that has been tested extensively, but may still contain undetected design flaws. A failure by us to detect and prevent a design flaw or a widespread product defect could materially adversely affect the sales of the affected product and our other products and materially adversely affect our business, financial condition and operating results.

   Many of our products incorporate a combination of reasonably sophisticated computer chip design, electric circuit design, software programming and telephony technology. We have devoted substantial resources to researching and developing each of these elements. In order to reduce the manufacturing costs, expand the feature sets and otherwise enhance the operation of our products, we have from time to time redesigned our products. We expect that in the future we will engage in similar redesigns of our products. In addition, we are in the process of developing new, similarly complex products. Though we extensively test our products before marketing them, any new, redesigned or current product may contain design flaws that we would not detect through our testing procedures. In addition, we rely on subcontractors to manufacture our products. Though we have quality control procedures designed to detect manufacturing errors, there can be no assurance that we will identify all defective products. We believe that reliable operation will be an important purchase consideration for both our consumer and business customers. A failure by us to detect and prevent a design flaw or a widespread product defect could materially adversely affect the sales of the affected product and our other products and materially adversely affect our business, financial condition and operating results.

We Face Significant Competition

   We believe the market for our products is highly competitive and that competition is likely to intensify. In the market for wireless e-mail notification and management software, we indirectly compete with Research In Motion Limited and Infowave Software, Inc. In the Caller-ID market, we compete directly with TT Systems, Aastra Telecom of Canada and Thompson Consumer Inc. Finally, our Visual Got Mail technology indirectly competes with several companies, including Landel Telecom and CIDCO Incorporated. Some of these companies have greater financial, technical and marketing resources than we do. In addition, there are several companies with substantially greater technical, financial and marketing resources than we have that could produce competing products. These companies include telephone equipment manufacturers such as Nortel, Inc. and Lucent Technologies, Inc. We expect that to the extent that the market for our products develops, competition will intensify and new competitors will enter the market. We may not be able to compete successfully against existing and new competitors as the market for our products evolves and the level of competition increases. A failure to compete successfully against existing and new competitors would materially adversely affect our business and results of operations.

Our Securities May be Delisted From the Nasdaq Stock Market

   If we do not continue to meet the minimum listing requirements of the Nasdaq SmallCap Market, our Units, common stock and Class A warrants may be delisted from that market. To maintain our listing we must have:

      1. either at least $2,000,000 in net tangible assets, a $35,000,000 market capitalization or net income of at least $500,000 in the latest fiscal year or two of the last three fiscal years;

      2. at least 500,000 shares in the public float valued at $1,000,000 or more;

      3. a minimum common stock bid price of $1.00;

      4. at least two active market makers; and

      5. at least 300 holders of our common stock.

   For the period from September 30, 2000 through June 30, 2001, our net tangible assets fell below $2,000,000. While our net tangible assets rose above $2,000,000 after we completed a private placement of Series A Preferred Stock and warrants in July 2001 for net proceeds of approximately $4,196,867, there can be no assurance that we will be able to maintain net tangible assets in excess of $2,000,000 or comply with all other Nasdaq listing requirements in the future.

   Our common stock bid price is currently below $1.00. Although Nasdaq has declared a temporary moratorium on delisting for failure to meet the $1.00 minimum bid price requirement, if the minimum bid price or our common stock is below $1.00 for 30 consecutive trading days after the moratorium is lifted, our common stock may be delisted. There can be no assurance that the bid price on our common stock will increase to at least $1.00 or that we will be able to maintain the minimum bid price requirement on our common stock in the future.

   If our securities were delisted from the Nasdaq SmallCap Market, trading, if any, in our Units, common stock and Class A warrants would thereafter be conducted in the over-the-counter market in the so-called "pink sheets" or on the National Association of Security Dealer's "Electronic Bulletin Board." As a result, the number of our securities which could be bought or sold would likely be reduced, transactions in our securities might be delayed and the prices for our securities might be lower than otherwise would be attained.

We Depend on Key Executives

   Our potential for success depends significantly on key management employees, including our Chairman, President and Chief Executive Officer, Mr. Paul F. DePond, our Vice President of Operations, Gaylan Larson and our Chief Financial Officer, Gerald W. Rice. We have entered into employment agreements with these three key management employees. The loss of their services or those of any of our other key employees would materially adversely affect us. We also believe that our future success will depend in large part on our ability to attract and retain additional highly skilled technical, management, sales and marketing personnel. If we were unable to hire the necessary personnel, the development of new products and enhancements to current products would likely be delayed or prevented. Competition for these highly-skilled employees is intense. Therefore, there can be no assurance that we will be successful in retaining our key personnel and in attracting and retaining the personnel we require for expansion.

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

   On May 17, 2001, Research In Motion Limited, the maker of the "Blackberry" hand-held computer, announced that it had been issued a patent on its Blackberry single mailbox integration. Generally, the patent relates to Research In Motion's proprietary system and method of redirecting information between a host computer system, and a mobile communications device while maintaining a common electronic address between the host system and the mobile device. Research In Motion also announced that it had filed a complaint against Glenayre Technologies, Inc. for, among other items, patent and trademark infringement. Our intellectual property counsel has reviewed the patent and issued an opinion to us opining that version 4.0 of our Desktop software does not infringe on Research In Motion's patent. Nevertheless, no assurances can be given that Research In Motion will not bring an action against us for a patent infringement or similar claim, or if any such claim is brought, the eventual results thereof.

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

Our Products May Not Comply with Government Regulations and Industry Standards

   Our products must comply with a variety of regulations and standards. These include regulations and standards set by the Federal Communications Commission, Underwriters Laboratories, National Registered Testing Laboratories, and Bell Communications Research. As our business expands into international markets, we will be required to comply with whatever governmental regulations and industry standards exist in those markets. In addition, the U.S. telecommunications market is evolving rapidly in part due to recently enacted laws revamping the telecommunications regulatory structure. Additional legislative or regulatory changes are possible. If we fail to comply with existing regulations and standards or to adapt to new regulations and standards, our business and operating results could be materially adversely effected.

We May Not Be Able to Manage Our Planned Growth

   We plan to expand our business operations during fiscal year 2002. This expansion could strain our limited personnel, financial, management and other resources. In order to manage our planned growth, we will need to maintain our product development program and expand our sales and marketing capabilities and personnel. In addition, we will need to adapt our financial planning, accounting systems and management structure to accommodate this growth if it occurs. Our failure to properly anticipate or manage our growth, if any, could adversely affect our business, operating results and financial condition.

Sales of Outstanding Shares May Hurt Our Stock Price

   The market price for our common stock could fall substantially if our shareholders sell large amounts of our common stock. Potential future sales of our common stock include the following:

   . 1,315,819 shares of our common stock that are outstanding or that underlie warrants which were placed in an escrow in connection with our initial public offering.

   . The holder of an option to purchase 160,000 Units consisting of one share of common stock and one Class A warrant has demand and "piggy-back" registration rights covering our securities.

   . We have registered for resale 1,667,395 shares of outstanding common stock and 1,247,107 shares of common stock underlying outstanding warrants that were issued in March 1999 and November 2000.

   . We have registered for resale 8,132,820 shares of common stock that underlies our outstanding Series A preferred stock and warrants that were issued in July 2001.

Sales or the possibility of sales of our common stock in the public market may adversely affect the market price of our securities.

Exercise of Outstanding Options and Warrants May Dilute Current Shareholders

   The following options and warrants to purchase our common stock are outstanding:

   . 1,600,000 Class A warrants to purchase 2,096,000 shares of our common stock for $4.96 per share, issued in connection with our initial public offering, subject to adjustment in some circumstances;

   . 425,000 Class A warrants to purchase 556,750 shares of our common stock for $4.96 per share, issued in connection with our 1997 bridge financing;

   . an option to purchase 160,000 Units at a price per Unit of $7.00 issued to the underwriter of our initial public offering;

   . additional warrants as of September 30, 2001 to purchase 113,514 shares of our common stock;

   . 1,613,722 options outstanding as of September 30, 2001 under our 1997
     Stock Plan, and subject to vesting requirements. 765,940 shares of our common stock are reserved for issuance under our 1997 Stock Plan;

   . warrants as of September 30, 2001 to purchase 721,244 shares of common stock at a price of $1.00 per share held by David Brewer;

   . warrants to purchase 142,276 shares of common stock at a price of $1.00 held by various investors;

   . warrants to purchase 337,439 shares of common stock at a price of $0.01 per share issued to various prior investors as an anti-dilution adjustment to our issuance of securities in our July 2001 private placement;

   . warrants to purchase an aggregate of 1,871,651 shares of common stock at a price per share of $1.00 issued in connection with our July 2001 private placement; and

   . options to purchase an aggregate of 9.2685 units at a price per unit of $100,000, each unit consisting of shares of Series A Preferred Stock convertible into an aggregate of 100,000 shares of common stock and a warrant to purchase 35,000 shares of common stock issued to the placement agent in our July 2001 private placement.

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

Our Net Income Will Be Decreased if the Escrow Securities Are Released

   In connection with our initial public offering, many of our shareholders, including current officers, directors and employees, placed a substantial portion of our securities then held by them into an escrow account. These securities will be released from escrow if we reach pre-tax earnings targets. Upon the release from this escrow of any securities owned by our officers, directors, consultants or employees, we will be required to record compensation expense for financial reporting purposes. Accordingly, in any period in which securities are released from this escrow, we will record a substantial non-cash charge to earnings that will increase our loss or reduce or eliminate earnings, if any, at that time. The amount of this charge will be equal to the aggregate market price of the securities owned by directors, officers and employees which are released from the escrow. Although the amount of compensation expense recognized by us would not affect our total shareholders' equity or cash flow, it may have a depressive effect on the market price of our securities.

California's Current Energy Crisis

   California is in the midst of an energy crisis that could disrupt the conduct of sales, marketing, research and development, finance and other operations at our headquarters facilities. In the event of an acute power shortage, California has, on some occasions, implemented, and may in the future continue to implement, rolling blackouts throughout California. We use third party hosting sites, that have emergency back-up generators, for our critical operations but we do not have sufficient back-up generating capacity or alternate sources of power to keep our headquarters in full operation in the event of a blackout. If blackouts interrupt our power supply, we would be temporarily unable to continue full operations at our headquarters. Any such interruption could damage our reputation, harm our ability to retain existing customers and to obtain new customers, and could result in lost revenue, any of which could substantially harm our business and results of operations.

Our Articles of Incorporation Limit the Liability of Officers and Directors and We Have Entered into Indemnification Agreements with Them

   Our Articles of Incorporation eliminate, in certain circumstances, the liability of our directors for monetary damages for breach of their fiduciary duties as directors. We have also entered into indemnification agreements with each of our directors and officers. Each of these indemnification agreements provides that we will indemnify the indemnitee against expenses, including reasonable attorneys' fees, judgments, penalties, fines, and amounts paid in settlement actually and reasonably incurred by them in connection with any civil or criminal action or administrative proceeding arising out of their performance of duties as a director or officer, other than an action instituted by the director or officer. These indemnification agreements also require that we indemnify the director or other party thereto in all cases to the fullest extent permitted by applicable law. Each indemnification agreement permits the director or officer that is party thereto to bring suit to seek recovery of amounts due under the indemnification agreement and to recover the expenses of such a suit if they are successful.

ITEM 2. Description of Property

   Our principal executive offices are located at 1054 South DeAnza Boulevard, Suite 105, San Jose, California 95129. These facilities consist of approximately 3,900 square feet of office space pursuant to a lease that expires March 31, 2003. We have a second location at 6570 Seville Drive, Canfield, Ohio 44406 that houses an engineering group and customer support for the Eastern United States. The Ohio facility consists of approximately 5,000 square feet of office space leased on a lease that expires in October 2006.

ITEM 3. Legal Proceedings

   We are not a party to any litigation.

ITEM 4. Submission of Matters to a Vote of Security Holders

   No matters were submitted to a vote by security holders during the fourth quarter of fiscal 2001.

                                    PART II

ITEM 5. Market for Common Equity and Related Stockholder Matters

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

   The quarterly high and low sales prices of our Common Stock during the last two fiscal years are as follows:

                               NTFY Common Stock

                                                      Closing    Daily Average
                                      High    Low   Sales Prices Trading Volume
                                     ------- ------ ------------ --------------
Fiscal Year Ended September 30, 2001
   Fourth Quarter................... $ 1.740 $0.400    $0.430        13,070
   Third Quarter.................... $ 2.438 $1.230    $1.550        11,224
   Second Quarter................... $ 4.250 $1.938    $2.625        14,973
   First Quarter.................... $ 4.000 $1.813    $2.563        18,236
Fiscal Year Ended September 30, 2000
   Fourth Quarter................... $ 6.000 $2.625    $3.375        16,924
   Third Quarter.................... $ 7.875 $3.578    $3.813        18,640
   Second Quarter................... $10.875 $4.375    $7.813        69,687
   First Quarter.................... $ 8.438 $6.063    $6.063        34,837

   The quarterly high and low sales prices of our Class A Warrants during the last two fiscal years, are as follows:

                                NTFYW Warrants

                                                     Closing    Daily Average
                                      High   Low   Sales Prices Trading Volume
                                     ------ ------ ------------ --------------
Fiscal Year Ended September 30, 2001
   Fourth Quarter................... $0.400 $0.170    $0.170         2,655
   Third Quarter.................... $0.563 $0.250    $0.320         3,195
   Second Quarter................... $1.438 $0.500    $0.688         6,088
   First Quarter.................... $1.438 $0.344    $0.813         6,836
Fiscal Year Ended September 30, 2000
   Fourth Quarter................... $1.813 $.0438    $1.250        10,683
   Third Quarter.................... $2.375 $0.813    $0.906         7,232
   Second Quarter................... $4.500 $1.375    $2.500        23,157
   First Quarter.................... $3.063 $1.938    $2.031        20,270

   The quarterly high and low sales prices of our Units during the last two fiscal years are as follows:

                                  NTFYU Units

                                                      Closing    Daily Average
                                      High    Low   Sales Prices Trading Volume
                                     ------- ------ ------------ --------------
Fiscal Year Ended September 30, 2001
   Fourth Quarter................... $ 1.910 $0.800   $ 0.800          29
   Third Quarter.................... $ 3.188 $1.900   $ 1.910         150
   Second Quarter................... $ 6.000 $2.500   $ 4.063         252
   First Quarter.................... $ 4.500 $1.500   $ 3.250         261
Fiscal Year Ended September 30, 2000
   Fourth Quarter................... $ 7.500 $3.500   $ 4.250         136
   Third Quarter.................... $11.000 $3.250   $ 3.500          95
   Second Quarter................... $14.250 $6.750   $11.000         803
   First Quarter.................... $11.750 $8.125   $ 8.250         175

   These quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission, and may not represent actual transactions.

   Shareholders. As of December 13, 2001, there were approximately 90 holders of record of our Common Stock and Class A Warrants.

   Dividends. We have never declared or paid any cash dividends on our Common Stock. We currently anticipate that we will retain all future earnings for the expansion and operation of our business and do not anticipate paying cash dividends in the foreseeable future.

ITEM 6. Management's Discussion and Analysis or Plan of Operation

Overview

   We were incorporated in the State of California in August 1994. We are an innovative communications application service provider of wireless and wireline messaging services. We are also a supplier of innovative solutions to maximize the convenience and utility of electronic communication by providing customers with flexible solutions that are neither network nor device dependant. We currently sell our products through OEM relationships with 2way wireless service providers, 2way wireless device manufacturers, major telephone companies and telephone equipment distributors.

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

Results of Operations

  Revenue

   Our revenue has been derived primarily from the sale of our Call Manager and Centrex Receptionist products. Revenue consists primarily of gross revenue from the sale of telephony equipment and service income related to the Centrex Receptionist Product. The revenue from these service contracts is recognized on a straight line basis over the term of the contract. Revenue for the fiscal year ended September 30, 2001 decreased to $1,310,094 from $4,219,703 for the fiscal year ended September 30, 2000. Revenue decreased $2,455,934 from the previous year due to a reduction in sales of the Call Manager product line and decreased $555,795 due to a reduction in sales of the Centrex Receptionist. We believe that the revenue from our Call Manager decreased due to telephone companies reducing their use of adjunct products as a marketing tool. The Centrex Receptionist revenue decreased because telephone companies emphasized the sale of "KEY Systems" as an alternative to selling our Centrex products. We are no longer selling Call Manager on a stand alone basis, but will sell solutions based on our Visual Got Mail technology that utilizes the Caller-id technology as part of the overall solution. Revenue for fiscal year 2001 included royalty revenue of $158,909 compared to $97,281 in fiscal year 2000 from our multi-sense/stutter-dial patent. There can be no assurance that the decline in revenue from our Call Manager and Centrex products will not continue in fiscal 2002. We have not earned significant revenue from our Visual Got Mail or Notify Link products to date.

   We sell products in the United States primarily to 2way wireless carriers, regional bell operating companies and local exchange carriers. The Call Manager, Centrex Receptionist and royalty revenue accounted for 34%, 20% and 12%, respectively of total revenues in fiscal 2001. The same three revenue streams accounted for 69%, 20% and 2%, respectively of total revenues in fiscal 2000. Significant portions of our revenue have been concentrated in a small number of customers although not necessarily the same customers each year. For example, one customer accounted for 36% and 22% of sales for the years ended September 30, 2001 and 2000, respectively. Two other customers accounted for 26%, and 12% of sales for the fiscal year ended September 30, 2001 while three other customers accounted for 23%, 17%, and 15% of sales for the fiscal year ended September 30, 2000.

   In November 2001, we received an order for our Call Manager product, which is expected to generate approximately $1 million of revenue in the second half of fiscal 2002.

  Cost of Sales

   Cost of sales consists primarily of the cost to manufacture our products. Cost of sales decreased to $956,553 in the fiscal year ended September 30, 2001 from $3,657,121 in the fiscal year ended September 30, 2000. This decrease was the result of decreased sales of the Call Manager product line and the Centrex Receptionist product line. Included in cost of sales are inventory write-downs of $400,000 in fiscal 2001, of which $200,000 was originally recorded as a loss on a firm purchase commitment and $500,000 in fiscal 2000.

   Including the inventory write-downs our gross margin increased to 27% in fiscal 2001 from 13% in fiscal 2000. Our gross margin, prior to the inventory write downs increased to 58% for fiscal year 2001 compared to 25% in fiscal year 2000. This improvement occurred because of increased royalty proceeds from our stutter-dial patent and a higher concentration of Centrex Receptionist sales and the sale of previously written down inventory, which increased the gross margin by $70,615.

   The inventory write-downs in fiscal 2001 were related to raw materials and work-in-process for our Call Manager product line. We experienced a lower demand for our caller-id units in customer promotional programs during the first fiscal quarter. Based on this continuing trend, we revised our fiscal 2001 sales forecast for our caller-id product line, which led to a determination that there was excess inventory at December 31, 2000 resulting in the $200,000 accrual for losses on firm purchase commitments. However, the decline in Call Manger sales in the second fiscal quarter was greater than originally anticipated and, accordingly, we revised downwards our sales forecast for the remainder of fiscal 2001. This resulted in excess inventory at March 31, 2001 when considering the inventory of Call Manager. Consequently, we recorded an additional inventory write-down of $200,000 related to Call Manager inventory.

   The write-downs in fiscal 2000 were $330,000 related to raw materials and work-in-process for our Call Manager product line and $170,000 related to work-in-process inventory for our Centrex Receptionist product line. We experienced a lower demand for our caller-id units in customer promotional programs during the third fiscal quarter that was repeated in the fourth fiscal quarter. Based on this continuing trend, we revised our fiscal 2001 sales forecast for our caller-id product line, which led to a determination that there was excess inventory at September 30, 2000 resulting in the inventory write-down. Simultaneously, a sales pattern change by our largest customer for the Centrex Receptionist toward an emphasis on KEY Systems sales versus Centrex service resulted in reduced demand for the Centrex Receptionist. Consequently, we revised our 2001 sales forecast for our Centrex Receptionist product line, which led to the determination that there was excess inventory at September 30, 2000 resulting in the inventory write-down.

  Research and Development

   Research and development expense consists principally of personnel costs, contract design services and supply expenses. Research and development expense decreased to $1,075,482 for the fiscal year ended September 30, 2001 from $1,459,911 for the fiscal year ended September 30, 2000. This decrease was primarily the result of reducing our engineering staff in California that supported the development of hardware technology offset partially by our increasing our development staff at our Ohio site to support the further development of our NotifyLink software product line. The change in technology emphasis eliminated development and testing costs associated with hardware design and allowed us to expand in a geographical area that is economically advantageous. We expect to continue investing in this area of research and development but there can be no assurance that these products will by accepted by the market.

   We expect that our investment in research and development will continue at, or near, the current level for fiscal 2002 in order that we may complete the products under development and enhance our current products.*

  Sales and Marketing

   Sales and marketing expense consists primarily of personnel, consulting and travel costs and sales commissions related to our sales and marketing efforts. Sales and marketing expenses decreased to $837,845 for the fiscal year ended September 30, 2001 from $1,209,993 for the fiscal year ended September 30, 2000. This decrease was attributable primarily to the decrease in personnel, commissions and show expense caused by our eliminating employees, the decrease commission costs on decreased sales and the elimination of show expense. Our move to our NotifyLink product line has changed our sales process as we concentrate on our relationships with the various 2way wireless carriers and device manufacturers.

   We anticipate that sales and marketing expenses will increase significantly in future quarters as we hire additional sales and customer support personnel and attempt to expand our existing and create new distribution channels.

  General and Administrative

   General and administrative expense consists of general management and finance personnel, occupancy costs and professional fees and other general corporate expenses. General and administrative expenses increased to $1,912,394 for fiscal 2001 from $1,570,323 for fiscal 2000. This increase is primarily due to higher legal and accounting expense related to the successful appeal against a Nasdaq ruling to delist us from the Nasdaq Small Cap Market and other regulatory matters, higher rent expense on our Californian facility, higher printing expense related to our annual report to shareholders and proxies related to our Special Meeting of Shareholders and an increase in executive salaries. We expect that we will need to hire additional accounting and financial personnel in order to support anticipated growth.

  Income Taxes

   There was no provision for federal or state income taxes in fiscal 2000 or 2001 as we incurred net operating losses. We expect to incur a net operating loss in future quarters and years. As of September 30, 2001, we had federal and state net operating loss carryforwards of approximately $13,000,000 and $7,000,000, respectively. The net loss carryforwards and certain research and development tax credit carryforwards will expire in tax years 2004 through 2021, if not utilized. Utilization of the net operating losses and credits may be subject to a substantial annual limitation due to ownership change limitations provided by the Internal Revenue Code of 1986, as amended (the "Code"), and similar state provisions. The annual limitation may result in the expiration of net operating losses and credits carryforwards before full utilization. For financial reporting purposes, deferred tax assets primarily related to the net operating carryforwards recognized under Financial Accounting Standard No. 109, "Accounting for Income Taxes," has been fully offset by a valuation allowance.

  Release of Escrow Securities

   In the event any Escrow Securities owned by our officers, directors, consultants or employees are released from escrow, compensation expense will be recorded for financial reporting purposes. Therefore, in the event we attain any of the earnings required for the release of the Escrow Securities, the release would be treated, for financial reporting purposes, as compensation expense to us. Accordingly, we will, in the event of the release of the Escrow Securities, recognize during the period that the earnings or stock price thresholds are met a substantial non-cash charge to earnings that would increase our loss or reduce or eliminate earnings, if any, at such time. The amount of this charge will be equal to the aggregate market price of such Escrow Securities at the time of release from escrow. Although the amount of compensation expense recognized by us will not affect our total shareholders' equity or cash flow, it may cause a reduction in the market price of our securities.

Liquidity and Capital Resources

   During fiscal 2001, we financed our operations through a combination of existing cash balances, the sale of common stock, the sale of preferred stock and the proceeds from the exercise of warrants and options. Our ability to fund our recurring losses from operations depends upon our success in shifting our product focus into wireless e-mail notification and wireless e-mail notification market solutions, and/or raising other sources of financing. Management has entered into several arrangements during fiscal 2001 and expects to enter into additional arrangements during fiscal 2002 that will produce increased revenue from these new products. We believe that our existing cash balances are sufficient to fund our operations through at least September 30, 2002.*

   At September 30, 2001, we had cash and cash equivalents and restricted cash of $3,587,179. Of this amount, $282,356 is recorded as restricted cash, which is securing outstanding letters of credit to our suppliers issued in connection with commitments to purchase additional inventory of $282,356.

   Over the last three years, we have financed our operations primarily through sales of equity and debt securities and bank lines of credit. In the fiscal years ended September 30, 2001 and 2000, the net cash used in operating activities equaled $2,932,427 and $2,627,174, respectively. The net cash used in operations in fiscal 2001, consisted primarily of the net loss of $3,337,612 offset by depreciation and amortization of $125,275 and a decrease in net operating assets of $279,910. The major causes of the decrease in net operating assets was a reduction in accounts receivable of $296,556 due to lower sales in the fourth quarter of fiscal 2001 compared to the fourth quarter of fiscal 2000, a decrease of $390,579 in inventory due to the shipment and write-down of product not replaced by new inventories, offset by a decrease in accounts payable and a decrease in revenue that was deferred in accordance with our revenue recognition policy. We anticipate that we will have a negative cash flow from operating activities in future quarters and years.

   Net cash used in investing activities changed from an outflow of $913,214 in fiscal 2000 to an inflow of $472,587 in fiscal 2001 due to a lower expenditures in fiscal 2001. Expenditures for property and equipment decreased from $148,516 in fiscal 2000 to $9,756 in fiscal 2001.

   On July 20, 2001, we completed a Preferred Stock and warrant financing in which we sold shares of Series A Preferred Stock convertible into an aggregate of 5,010,000 shares of Common Stock and warrants to purchase an aggregate of 1,753,500 shares of Common Stock at an exercise price of $1.00 per share. The proceeds from the financing, net of the placement agent's commission, were approximately $4,509,000.

ITEM 7. Financial Statements

   Our audited financial statements appear beginning on page F-1 of this report.

ITEM 8. Changes In and Disagreements With Accountants on Accounting and Financial Disclosure

   None.

                                   PART III

ITEM 9. Management

   The information regarding the identification and business experience of our directors under the caption "Nominees and Vote Required" under the main caption "PROPOSAL NO. 1 - ELECTION OF DIRECTORS" IN OUR DEFINITIVE 2002 Proxy Statement for the annual meeting of shareholders to be held, as filed with the Securities and Exchange Commission within 120 days after the end of our fiscal year ended September 30, 2001, is incorporated herein by this reference. For information regarding the identification and business experience of our executive officers, see "Executive Officers" in Item I of this Annual Report on Form 10-KSB. Information concerning filing requirements applicable to our executive officers and directors under the caption "COMPLIANCE WITH SECTION 16(A) OF THE SECURITIES EXCHANGE ACT OF 1934" in our 2002 Proxy Statement is incorporated herein by this reference.

ITEM 10. Executive Compensation

   The information under the captions "Compensation of Directors" and "EXECUTIVE COMPENSATION" in our 2002 Proxy Statement is incorporated herein by this reference.

ITEM 11. Security Ownership of Certain Beneficial Owners and Management

   The information under the caption "SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT" in our 2002 Proxy Statement is incorporated herein by this reference.

ITEM 12. Certain Relationships and Related Transactions

   The information under the caption "CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS" in our 2002 Proxy Statement is incorporated herein by this reference.

ITEM 13. Exhibits and Reports on Form 8-K.

(a) Exhibits

 3.1.1 Amended and Restated Articles of Incorporation of Registrant as filed with the Secretary of State of
       California on September 2, 1997. (incorporated herein by reference to Exhibit (3.2) to the Registrant's
       Registration Statement on Form SB-2, Reg. No. 333-23369, filed on March 14, 1997)

 3.1.2 Certificate of Amendment to the Registrant's Articles of Incorporation as filed with the Secretary of
       State of California on March 3, 1998. (incorporated herein by reference to Exhibit (3.1.1) to the
       Registrant's Quarterly Report on Form 10-QSB for the quarterly period ended June 30, 2001, filed on
       August 14, 2001)

 3.1.3 Certificate of Amendment to the Registrant's Articles of Incorporation as filed with the Secretary of
       State of California on July 12, 2001. (incorporated herein by reference to Exhibit (3.1.1) to the
       Registrant's Quarterly Report on Form 10-QSB for the quarterly period ended June 30, 2001, filed on
       August 14, 2001)

 3.1.4 Certificate of Determination, Preferences and Rights of Series A Preferred Stock as filed with the
       Secretary of State of California on July 13, 2001. (incorporated herein by reference to Exhibit (3.1) to the Registrant's Current Report on Form 8-K, filed on July 23, 2001)

 3.2   Amended and Restated Bylaws of Registrant. (incorporated herein by reference to Exhibit (3.2) to the
       Registrant's Quarterly Report on Form 10-QSB for the quarterly period ended June 30, 2001, filed on
       August 14, 2001) to Post-Effective Amendment No. 4 to the Registrant's Registration Statement on
       Form SB-2, Reg. No. 333-23369, filed on April 18, 2000)

 4.1 Form of Warrant Agreement. (incorporated herein by reference to Exhibit (4.1) to Amendment No. 1 to the Registrant's Registration Statement on Form SB-2, Reg. No. 333-23369, filed on May 29, 1997)

 4.2 Form of warrant issued to subscribers in connection with the Registrant's July 2001 private placement.
     (incorporated herein by reference to Exhibit (4.1) to the Registrant's Current Report on Form 8-K, filed on July 23, 2001)

 4.3 Form of option issued to the placement agent in connection with the Registrant's July 2001 private placement. (incorporated herein by reference to Exhibit (4.2) to the Registrant's Current Report on
     Form 8-K, filed on July 23, 2001)

 4.4 Form of warrant underlying the option issued to the placement agent in connection with the Registrant's
     July 2001 private placement. (incorporated herein by reference to Exhibit (4.3) to the Registrant's
     Current Report on Form 8-K, filed on July 23, 2001)

10.1 Employment Agreement dated as of August 1, 1997 between Registrant and Paul DePond.
     (incorporated herein by reference to Exhibit (10.1) to Amendment No. 2 to the Registrant's Registration
     Statement on Form SB-2, Reg. No. 333-23369, filed on August 15, 1997)

10.2 Amendment No. 1 dated February 23, 2000 to Employment Agreement dated as of August 1, 1997 between Registrant and Paul DePond. (incorporated herein by reference to Exhibit (10.2) to Post-
     Effective Amendment No. 4 to the Registrant's Registration Statement on Form SB-2, Reg. No.
     333-23369, filed on April 18, 2000)

10.3 Amendment No. 2 dated June 29, 2001 to Employment Agreement dated as of August 1, 1997 between
     Registrant and Paul DePond, as amended by Amendment No. 1 to Employment Agreement dated as of
     February 23, 2000. (incorporated herein by reference to Exhibit (10.2) to the Registrant's Quarterly
     Report on Form 10-QSB for the quarterly period ended June 30, 2001, filed on August 14, 2001)

10.4 Amendment No. 3 dated October 11, 2001 to Employment Agreement dated as of August 1, 1997 between Registrant and Paul DePond, as amended by Amendment No. 1 to Employment Agreement dated as of February 23, 2000 and Amendment No. 2 to Employment Agreement dated as of June 29,
     2001.

10.5 Employment Agreement dated as of August 1, 1997 between Registrant and Gaylan Larson.
     (incorporated herein by reference to Exhibit (10.2) to Amendment No. 2 to the Registrant's Registration
     Statement on Form SB-2, Reg. No. 333-23369, filed on August 15, 1997)

10.6 Amendment No. 1 dated February 23, 2000 to Employment Agreement dated as of August 1, 1997 between Registrant and Gaylan Larson. (incorporated herein by reference to Exhibit (10.4) to Post-
     Effective Amendment No. 4 to the Registrant's Registration Statement on Form SB-2, Reg. No.
     333-23369, filed on April 18, 2000)

10.7 Amendment No. 2 dated June 29, 2001 to Employment Agreement dated as of August 1, 1997 between
     Registrant and Gaylan Larson, as amended by Amendment No. 1 to Employment Agreement dated as of
     February 23, 2000. (incorporated herein by reference to Exhibit (10.3) to the Registrant's Quarterly
     Report on Form 10-QSB for the quarterly period ended June 30, 2001, filed on August 14, 2001)

10.8 Employment Agreement dated as of August 1, 1997 between Registrant and Gerald Rice. (incorporated herein by reference to Exhibit (10.3) to Amendment No. 2 to the Registrant's Registration Statement on
     Form SB-2, Reg. No. 333-23369, filed on August 15, 1997)

10.9 Amendment No. 1 dated February 23, 2000 to Employment Agreement dated as of August 1, 1997 between Registrant and Gerald Rice. (incorporated herein by reference to Exhibit (10.6) to Post-
     Effective Amendment No. 4 to the Registrant's Registration Statement on Form SB-2, Reg. No.
     333-23369, filed on April 18, 2000)

10.10  Amendment No. 2 dated June 29, 2001 to Employment Agreement dated as of August 1, 1997 between Registrant and Gerald Rice, as amended by Amendment No. 1 to Employment Agreement dated as of February 23, 2000. (incorporated herein by reference to Exhibit (10.4) to the Registrant's
       Quarterly Report on Form 10-QSB for the quarterly period ended June 30, 2001, filed on August 14,
       2001)

10.11  Amendment No. 3 dated October 11, 2001 to Employment Agreement dated as of August 1, 1997 between Registrant and Gerald Rice, as amended by Amendment No. 1 to Employment Agreement dated as of February 23, 2000 and Amendment No. 2 to Employment Agreement dated as of June 29,
       2001.

10.12  Form of Indemnification Agreement. (incorporated herein by reference to Exhibit (10.5) to the
       Registrant's Registration Statement on Form SB-2, Reg. No. 333-23369, filed on March 14, 1997)

10.13  Escrow Agreement by and between Registrant, the American Stock Transfer & Trust Company and
       certain security holders of the Registrant, as amended. (incorporated herein by reference to Exhibit
       (10.6) to Amendment No. 2 to the Registrant's Registration Statement on Form SB-2, Reg. No.
       333-23369, filed on August 15, 1997)

10.14  Registrant's 1997 Stock Plan, as amended. (incorporated herein by reference to Exhibit (10.1) to the
       Registrant's Quarterly Report on Form 10-QSB for the quarterly period ended June 30, 2001, filed on
       August 14, 2001.). (incorporated herein by reference to Exhibit (10.9) to Post-Effective Amendment
       No. 4 to the Registrant's Registration Statement on Form SB-2, Reg. No. 333-23369, filed on April
       18, 2000)

10.15  Lease between Registrant, and Ching C.,C. Poon and Jenny M. Poon. (incorporated herein by reference to Exhibit (10.59) to the Registrant's Quarterly Report on Form 10-QSB for the quarterly period ended June 30, 2001, filed on August 14, 2001.) to Amendment No. 1 to the Registrant's
       Registration Statement on Form SB-2, Reg. No. 333-23369, filed on May 29, 1997)

10.16+ Nonexclusive Technology License Agreement between Registrant and Active Voice Corporation dated April 30, 1997. (incorporated herein by reference to Exhibit (10.10) to Amendment No. 2 to the
       Registrant's Registration Statement on Form SB-2, Reg. No. 333-23369, filed on August 15, 1997)

10.17  Securities Purchase Agreement dated as of March 4, 1999 between Registrant and David A. Brewer.
       (incorporated herein by reference to Exhibit (10.11) to Post-Effective Amendment No. 3 to the
       Registrant's Registration Statement on Form SB-2, Reg. No. 333-23369, filed on April 2, 1999)

10.18  Amendment No. 1 dated October 7, 1999 to Securities Purchase Agreement dated as of March 4,
       1999 between Registrant and David Brewer. (incorporated herein by reference to Exhibit (10.12) to the Registrant's Annual Report on Form 10-KSB for the fiscal year ended September 30, 1999, filed on December 28, 1999)

10.19  Amendment No. 2 dated October 26, 2000 to Securities Purchase Agreement dated as of March 4,
       1999 and as amended on October 7, 1999 between Registrant and David Brewer. (incorporated herein by reference to Exhibit (10.14) to the Registrant's Annual Report on Form 10-KSB for the fiscal year ended September 30, 2000, filed on December 29, 2000)

10.20  Form of Underwriter's Unit Purchase Option. (incorporated herein by reference to Exhibit (4.2) to
       Amendment No. 1 to the Registrant's Registration Statement on Form SB-2, Reg. No. 333-23369,
       filed on May 29, 1997)

10.21  Securities Purchase Agreement dated November 8, 2000 by and among the Registrant and the purchasers listed on Exhibit A thereto. (incorporated herein by reference to Exhibit (10.17) to the
       Registrant's Annual Report on Form 10-KSB for the fiscal year ended September 30, 2000, filed on
       December 29, 2000)

10.22  Registration Rights Agreement, dated as of July 20, 2001 by and among the Registrant and the subscribers set forth therein. (incorporated herein by reference to Exhibit (10.1) to the Registrant's
       Current Report on Form 8-K, filed on July 23, 2001)


10.23 Form of Registration Rights Agreement, dated as of July 20, 2001 by and among the Registrant and
      Commonwealth Associates, L.P. (incorporated herein by reference to Exhibit (10.2) to the Registrant's
      Current Report on Form 8-K, filed on July 23, 2001)

23.1  Consent of Ernst & Young LLP, Independent Auditors.

24.1  Power of Attorney (see page 26).

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

                                  SIGNATURES

   Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, duly authorized, in the City of San Jose, California, on the 21st day of December, 2001.

                         NOTIFY TECHNOLOGY CORPORATION
Dated: December 21, 2001
                                       /s/ PAUL F. DEPOND
                         By: -----------------------------------------
                                         Paul F. DePond
                             President and Chief Executive Officer

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

    Signature                    Title                      Date
    ---------                    -----                      ----

/s/ PAUL F. DEPOND President, Chief Executive Officer December 21, 2001
------------------   and Chairman (Principal
  Paul F. DePond     Executive Officer)

 /s/ GERALD RICE   Chief Financial Officer (Principal December 21, 2001
------------------   Financial and Accounting
   Gerald Rice       Officer)

/s/ GAYLAN LARSON  Vice President, Operations and     December 21, 2001
------------------   Director
  Gaylan Larson

------------------ Director
 Michael Ballard

------------------ Director
   David Brewer

    Signature                   Title                      Date
    ---------                   -----                      ----

/s/ ANDREW PLEVIN              Director              December 21, 2001
-----------------
  Andrew Plevin

 /s/ HAROLD BLUE               Director              December 21, 2001
-----------------
   Harold Blue

-----------------              Director
Travis L. Provow

                         NOTIFY TECHNOLOGY CORPORATION

                             FINANCIAL STATEMENTS
                    Years ended September 30, 2001 and 2000

                                   Contents

Report of Independent Auditors.... F-2

Audited Financial Statements

Balance Sheet..................... F-3

Statements of Operations.......... F-4

Statements of Shareholders' Equity F-5

Statements of Cash Flows.......... F-6

Notes to Financial Statements..... F-7

                        REPORT OF INDEPENDENT AUDITORS

The Board of Directors and Shareholders
Notify Technology Corporation

   We have audited the accompanying balance sheet of Notify Technology Corporation as of September 30, 2001, and the related statements of operations, shareholders' equity, and cash flows for the years ended September 30, 2001 and 2000. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

   In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Notify Technology Corporation at September 30, 2001, and the results of its operations and its cash flows for the years ended September 30, 2001 and 2000, in conformity with accounting principles generally accepted in the United States.

                                          /s/ ERNST & YOUNG LLP

San Jose, California
October 31, 2001

                         NOTIFY TECHNOLOGY CORPORATION

                                 BALANCE SHEET
                              September 30, 2001

Assets
Current assets:
   Cash and cash equivalents................................................................. $  3,304,823
   Restricted cash...........................................................................      282,356
   Accounts receivable, net of allowance for doubtful accounts of $15,000....................      114,778
   Inventories...............................................................................      112,081
   Other current assets......................................................................       48,674
                                                                                              ------------
       Total current assets..................................................................    3,862,712
Property and equipment, net..................................................................      160,595
                                                                                              ------------
       Total assets.......................................................................... $  4,023,307
                                                                                              ============
Liabilities and shareholders' equity
Current liabilities:
   Accounts payable.......................................................................... $    163,888
   Deferred revenue..........................................................................      263,963
   Other accrued liabilities.................................................................      249,979
   Accrued payroll and related liabilities...................................................      116,298
                                                                                              ------------
       Total current liabilities.............................................................      794,128

Commitments and contingencies

Shareholders' equity:
   Preferred stock, $0.001 par value, 5,000,000 shares authorized............................           --
   Series A convertible redeemable preferred stock, $0.001 par value, 900,000 shares designated and 501,000 shares issued and outstanding at September 30, 2001; redemption
     amount and liquidation preference of $6,012,000 at September 30, 2001...................    1,079,967
   Common stock, $0.001 par value, 30,000,000 shares authorized, 5,286,593 shares issued and
     outstanding at September 30, 2001.......................................................        5,287
   Additional paid-in capital................................................................   21,724,525
   Notes receivable from shareholders........................................................       (2,500)
   Accumulated deficit.......................................................................  (19,578,100)
                                                                                              ------------
       Total shareholders' equity............................................................    3,229,179
                                                                                              ------------
       Total liabilities and shareholders' equity............................................ $  4,023,307
                                                                                              ============

See accompanying notes.

                         NOTIFY TECHNOLOGY CORPORATION

                           STATEMENTS OF OPERATIONS

                                                                  Years Ended September 30,
                                                                  ------------------------
                                                                     2001         2000
                                                                  -----------  -----------
Revenues:
   Product sales and service revenue............................. $ 1,151,185  $ 4,122,422
   Royalty revenue...............................................     158,909       97,281
                                                                  -----------  -----------
       Total revenue.............................................   1,310,094    4,219,703
Cost of sales:
   Product cost..................................................     556,553    3,157,121
   Inventory write downs.........................................     400,000      500,000
                                                                  -----------  -----------
       Total cost of sales.......................................     956,553    3,657,121
Gross profit.....................................................     353,541      562,582
Operating costs and expenses:
   Research and development......................................   1,075,482    1,459,911
   Sales and marketing...........................................     837,845    1,209,993
   General and administrative....................................   1,912,394    1,570,323
                                                                  -----------  -----------
       Total operating costs and expenses........................   3,825,721    4,240,227
                                                                  -----------  -----------
Loss from operations.............................................  (3,472,180)  (3,677,645)
Other income and expense, net....................................     134,568      151,193
                                                                  -----------  -----------
       Net loss..................................................  (3,337,612)  (3,526,452)
Deemed beneficial conversion dividend on Series A preferred stock  (3,507,000)          --
                                                                  ===========  ===========
Loss attributable to common shareholders......................... $(6,844,612) $(3,526,452)
Basic and diluted net loss per share............................. $     (1.72) $     (0.99)
Weighted-average shares used in computing net loss per share.....   3,983,131    3,568,503

See accompanying notes.

                         NOTIFY TECHNOLOGY CORPORATION

                      STATEMENTS OF SHAREHOLDERS' EQUITY


                                                            Convertible
                                                             Redeemable                                        Notes
                                                          Preferred Stock      Common Stock    Additional    Receivable
                                                         ------------------ -----------------   Paid-In         from
                                                         Shares    Amount    Shares    Amount   Capital     Shareholders
                                                         ------- ---------- ---------  ------  -----------  ------------
Balance at September 30, 1999...........................      -- $       -- 4,403,177  $4,403  $12,163,151    $(7,026)
Repurchases of common stock from shareholder............      --         --    (1,820)     (2)        (663)       665
Repayment of notes receivable from shareholder..........      --         --        --      --           --      3,861
Proceeds from exercise of options and warrants..........      --         --   485,701     486    1,726,083         --
Deferred compensation relating to grant of stock options      --         --        --      --      (43,547)        --
Amortization of deferred compensation...................      --         --        --      --           --         --
Net loss and comprehensive net loss.....................      --         --        --      --           --         --
                                                         ------- ---------- ---------  ------  -----------    -------
Balance at September 30, 2000...........................      --         -- 4,887,058   4,887   13,845,024     (2,500)
Issuance of common shares pursuant to private offering,
 net of issuance costs of $15,603.......................      --         --   349,995     350    1,209,397         --
Proceeds from exercise of options and warrants..........      --         --    49,540      50       46,204         --
Issuance of convertible preferred stock pursuant to
 private offering, net of issuance costs of $813,133.... 501,000  1,079,967        --      --           --         --
Fair value of warrants to purchase convertible preferred
 stock issued in connection with the private offering...      --         --        --      --    1,251,851         --
Fair value of warrants to purchase convertible preferred
 stock issued to placement agent in connection with the
 private offering.......................................      --         --        --      --    1,702,000         --
Fair value of warrants to purchase convertible preferred
 stock issued to investment fund in connection with the
 private offering.......................................      --         --        --      --      163,049         --
Deemed beneficial conversion dividend on Series A
 convertible preferred stock............................      --         --        --      --    3,507,000         --
Net loss and comprehensive net loss.....................      --         --        --      --           --         --
                                                         ------- ---------- ---------  ------  -----------    -------
Balance at September 30, 2001........................... 501,000 $1,079,967 5,286,593  $5,287  $21,724,525    $(2,500)
                                                         ======= ========== =========  ======  ===========    =======



                                                                                        Total
                                                           Deferred   Accumulated   Shareholders'
                                                         Compensation   Deficit        Equity
                                                         ------------ ------------  -------------
Balance at September 30, 1999...........................  $(116,688)  $ (9,207,036)  $ 2,836,804
Repurchases of common stock from shareholder............         --             --            --
Repayment of notes receivable from shareholder..........         --             --         3,861
Proceeds from exercise of options and warrants..........         --             --     1,726,569
Deferred compensation relating to grant of stock options     43,547             --            --
Amortization of deferred compensation...................     73,141             --        73,141
Net loss and comprehensive net loss.....................         --     (3,526,452)   (3,526,452)
                                                          ---------   ------------   -----------
Balance at September 30, 2000...........................         --    (12,733,488)    1,113,923
Issuance of common shares pursuant to private offering,
 net of issuance costs of $15,603.......................         --             --     1,209,747
Proceeds from exercise of options and warrants..........         --             --        46,254
Issuance of convertible preferred stock pursuant to
 private offering, net of issuance costs of $813,133....         --             --     1,079,967
Fair value of warrants to purchase convertible preferred
 stock issued in connection with the private offering...         --             --     1,251,852
Fair value of warrants to purchase convertible preferred
 stock issued to placement agent in connection with the
 private offering.......................................         --             --     1,702,000
Fair value of warrants to purchase convertible preferred
 stock issued to investment fund in connection with the
 private offering.......................................         --             --       163,048
Deemed beneficial conversion dividend on Series A
 convertible preferred stock............................         --     (3,507,000)           --
Net loss and comprehensive net loss.....................         --     (3,337,612)   (3,337,612)
                                                          ---------   ------------   -----------
Balance at September 30, 2001...........................  $      --   $(19,578,100)  $ 3,229,179
                                                          =========   ============   ===========

See accompanying notes.

                         NOTIFY TECHNOLOGY CORPORATION

                           STATEMENTS OF CASH FLOWS

                                                                            Years Ended September 30,
                                                                            ------------------------
                                                                               2001         2000
                                                                            -----------  -----------
Operating activities
Net loss................................................................... $(3,337,612) $(3,526,452)
Adjustments to reconcile net loss to net cash used in operating activities:
   Depreciation and amortization...........................................     125,275      184,535
   Amortization of deferred compensation...................................          --       73,141
   Changes in operating assets and liabilities:
       Accounts receivable.................................................     296,556      265,698
       Inventory...........................................................     390,579       31,807
       Other current assets................................................       2,012       89,893
       Accounts payable....................................................    (138,685)    (116,843)
       Other current liabilities...........................................     (81,825)     (81,643)
       Deferred revenue....................................................    (188,727)     452,690
                                                                            -----------  -----------
          Net cash used in operating activities............................  (2,932,427)  (2,627,174)
Investing activities
Expenditures for property and equipment....................................      (9,755)    (148,516)
Increase (decrease) in restricted cash.....................................     482,342     (764,698)
                                                                            -----------  -----------
          Net cash provided by (used in) investing activities..............     472,587     (913,214)
Financing activities
Proceeds from exercise of options and warrants.............................      46,254    1,726,569
Proceeds from issuance of common stock, net of issuance costs..............   1,209,747           --
Proceeds from issuance of preferred stock, net of issuance costs...........   4,196,867           --
Repayments of notes receivable from shareholders...........................          --        3,861
                                                                            -----------  -----------
          Net cash provided by financing activities........................   5,452,868    1,730,430
                                                                            -----------  -----------
Net increase (decrease) in cash and cash equivalents.......................   2,993,028   (1,809,958)
Cash and cash equivalents at beginning of year.............................     311,795    2,121,753
                                                                            -----------  -----------
Cash and cash equivalents at end of year................................... $ 3,304,823  $   311,795
                                                                            ===========  ===========
Supplemental disclosure of cash flow information
Cash paid for interest..................................................... $        --  $     2,929

See accompanying notes.

                         NOTIFY TECHNOLOGY CORPORATION

                         NOTES TO FINANCIAL STATEMENTS
                              September 30, 2001

1. Organization and Business

   Notify Technology Corporation (the Company) is a communications service and software provider for wireline and wireless notification and messaging services. The Company is also a supplier of innovative call and message notification products and services.

   During fiscal 2001, the Company financed its operations through a combination of its existing cash balances, the sale of common stock, the sale of preferred stock, and the proceeds from the exercise of warrants and options.

   The Company's ability to fund its recurring losses from operations depends upon its success in shifting its product focus into wireless e-mail notification and wireless e-mail notification market solutions, and/or raising other sources of financing. Management has entered into several arrangements during fiscal 2001 and expects to enter into additional arrangements during fiscal 2002 that will produce increased revenue from these new products. The Company believes that its current cash balances are sufficient to fund its operations through at least September 30, 2002.

2. Summary of Significant Accounting Policies

Cash and Cash Equivalents

   The Company considers all highly liquid investments with a maturity of three months or less when purchased to be cash equivalents. The Company is exposed to credit risk in the event of default by the financial institutions to the extent of amounts recorded on the balance sheet.

Inventories

   Inventories are stated at the lower of actual cost, on a first-in, first-out basis, or market and consist of the following:

                                                                 September 30,
                                                                     2001
                                                                 -------------
Work-in-process.................................................   $ 53,342
Finished goods..................................................     58,739
                                                                   --------
                                                                   $112,081
                                                                   ========

   The Company recorded inventory write-downs of $400,000 and $500,000 in fiscal 2001 and 2000, respectively. These write-downs were due to a significant decrease in forecasted sales in the first half of fiscal 2001 and in the second half of fiscal 2000, and were based on inventory levels and purchase commitments in excess of expected demand.

Property and Equipment

   Property and equipment are stated at cost and are depreciated or amortized on a straight-line basis on the lesser of the estimated useful lives of the assets or the lease term. The estimated useful lives range from three to five years.

                         NOTIFY TECHNOLOGY CORPORATION

Revenue Recognition

   The Company recognizes revenue on sales of call and message notification products when the product is delivered, title has transferred, and no obligations remain. Service income is recognized on a straight-line basis over the period of the service agreement. Revenue from royalty agreements is recognized on receipt of payment.

   Deferred revenue relates to (i) products where title has transferred and payment has been received but the product has not been delivered to the customer; (ii) service revenue that is being recognized over the period of the service agreement; and (iii) products that have been delivered and are pending installation and configuration, at which time title transfers to the customer.

Shipping and Handling Costs

   Shipping and handling costs are classified as a component of cost of sales.

Research and Development

   Costs to develop the Company's products are expensed as incurred in accordance with Statement of Financial Accounting Standards No. 2, "Accounting for Research and Development Costs," which establishes accounting and reporting standards for research and development costs.

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

Use of Estimates

   The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

Concentration of Credit Risk

   The Company performs ongoing credit evaluations and generally requires no collateral. The Company maintains reserves for credit losses, and such losses have been within management's expectations. As of September 30, 2001, two customers accounted for 49% and 16% of accounts receivable.

Stock Options

   The Company accounts for stock option grants in accordance with the intrinsic value method because the Company believes the alternative fair value accounting requires the use of option valuation models that were not developed for use in valuing employee stock options. Under the intrinsic value method no compensation expense is recognized when the exercise price of the Company's employee stock options equals the market price of the underlying stock on the date of grant.

                         NOTIFY TECHNOLOGY CORPORATION

Net Loss Per Share

   The weighted-average number of common shares used in the net loss per share calculation was reduced by the common stock and potential common shares placed in escrow in connection with the Company's initial public offering. Options to purchase 1,613,722 and 505,535 shares of common stock were outstanding at September 30, 2001 and 2000, respectively, but were not included in the computation of diluted net loss per share as the effect would be antidilutive.

3. Property and Equipment

   Property and equipment consist of the following:

                                               September 30,
                                                   2001
                                               -------------
Furniture and office equipment................   $ 426,899
Software......................................      44,702
Leasehold improvements........................       2,246
                                                 ---------
                                                   473,847
Less accumulated depreciation and amortization    (313,252)
                                                 ---------
                                                 $ 160,595
                                                 =========

4. Commitments and Contingencies

   The Company currently occupies two facilities under an operating lease. The lease on its San Jose, California facility expires in March 2003. Future minimum payments under this lease for the years ending September 30, 2002 and 2003 are $235,740 and $129,657, respectively. The lease on the Company's Canfield, Ohio facility expires in October 2006. Future minimum payments under this lease for the year ending September 30, 2002 and for each of the following four years ending September 30, are $68,412 and $71,387 per annum, respectively.

   Rent expense totaled $242,000 and $173,000 for the years ended September 30, 2001 and 2000, respectively.

   At September 30, 2001, the Company had $282,356 of outstanding letters of credit to its suppliers related to a commitment to purchase additional inventory. The letters of credit are secured by a money market account of $282,356, which is recorded as restricted cash.

5. Shareholders' Equity

Preferred Stock

   The Board of Directors has the authority, without any further vote or action by the shareholders, to provide for the issuance of 4,100,000 shares of preferred stock in one or more series with such designation, rights, preferences, and limitations as the Board of Directors may determine, including the consideration to be received, the number of shares comprising each series, dividend rates, redemption provisions, liquidation preferences, redemption and fund provisions, conversion rights, and voting rights, all without the approval of the holders of common stock.

                         NOTIFY TECHNOLOGY CORPORATION

Convertible Redeemable Preferred Stock

   In July 2001, the Company's shareholders authorized and the Company completed an offering of Series A convertible redeemable preferred stock (Series A preferred stock) to a group of private investors. In connection with the offering, the Company issued 501,000 shares of Series A preferred stock at $10 per share and issued warrants to purchase 1,753,000 shares of common stock for consideration of $4.2 million, net of issuance costs. The Company has designated a total of 900,000 shares as Series A preferred stock.

   The September 30, 2001 balance sheet also reflects the discount or beneficial conversion feature present in the Series A preferred stock. The discount represents the fair value of the conversion ratio at below fair market value of the underlying common stock on the date of closing and the fair value of warrants issued in connection with the issuance of the Series A preferred stock. The discount was recognized as a return to the preferred shareholders (similar to a dividend) over the minimum period of time in which the preferred shareholders can realize the return, which is immediately for the preferred shareholders. The discount has been accreted to additional paid-in capital on the September 30, 2001 balance sheet.

   Each share of Series A preferred stock is initially convertible into the Company's common stock at a conversion ratio of $1.00. The Series A preferred stock is convertible into common stock at any time upon the election of the holder. Furthermore, the Series A preferred stock shall automatically convert into common stock upon either the closing of a secondary public offering in excess of $25,000,000 at a price per share in excess of $2.00 or the closing bid price for the common stock is in excess of $2.00 for a period of 20 consecutive trading days. Each share of Series A preferred stock shall entitle the holder thereof to that number of votes on all matters submitted to a vote of the shareholders of the Company equal to the number of shares of common stock into which the Series A preferred stock can be converted.

   Each Series A preferred stock is entitled to receive upon the liquidation of the Company in preference to holders of common stock, an amount equal to $12 per share, and shall thereafter share ratably, on an as-if-converted-basis, with all other holders of the Company's securities entitled to participate in the distribution of the Company's assets.

   In connection with the offering of Series A preferred stock, the Company issued options to purchase 9.2685 units at a price per unit of $100,000 was issued to the placement agent. Each unit consists of 10,000 shares of Series A preferred stock convertible into an aggregate of 100,000 shares of common stock with a warrant to purchase 35,000 shares of common stock. The option to purchase units expires in July 2008. The warrant will be exercisable at any time through July 2008 at a price of $1.00.

   The Company also issued in connection with the offering of Series A preferred stock a warrant to purchase 118,151 shares of common stock to an investment fund in connection with the investment funds commitment to purchase Series A preferred stock for the amount of the differences between $5 million and the aggregate amount of money invested by all other investors in the financing.

Common Stock

   The following table summarizes shares of common stock reserved for future issuance by the Company:

                                                                 September 30,
                                                                     2001
                                                                 -------------
Convertible redeemable preferred stock..........................   5,010,000
1997 Stock Option Plan..........................................   2,379,662
Warrant agreements..............................................   6,462,293
                                                                  ----------
                                                                  13,851,955
                                                                  ==========

                         NOTIFY TECHNOLOGY CORPORATION

   In November 2000, the Company issued 376,865 shares of common stock and issued warrants to purchase 188,424 shares of common stock to a group of private investors, which included a director of the Company, for consideration of $1.2 million, net of issuance costs.

   In connection with an offering to the public in August 1997 (the Offering), the Company granted an underwriter an option to purchase up to 160,000 units (consisting of 1 share of common stock and 1 Class A warrant (see below)), exercisable at $7.00 per unit, commencing in August 2000 and expiring in August 2002.

Warrants to Purchase Common Stock

   In October 1999, the Company received proceeds of $1,121,760 from the exercise of two warrants to purchase 311,600 shares of common stock issued in connection with the March 1999 private placement of common stock. In connection with the exercise, the product sales and revenue milestones and the expiration date of two other warrants, each to purchase 155,800 shares of common stock issued in connection with the March 1999 private placement, were modified such that the warrants expired upon the earlier of March 31, 2001 or 30 days after the Company meets the revised product sales or revenue milestones. In February 2000, the Company received proceeds of $560,880 from the exercise of one of these warrants. The remaining warrant expired on March 31, 2001, as the Company did not meet the revenue milestone.

   At September 30, 2001, the Company had the following warrants outstanding:

   . 2,025,000 Class A warrants to purchase 2,652,750 shares of common stock issued in connection with the Offering and other financings were outstanding. Each Class A warrant initially entitled the holder to purchase one share of common stock at an exercise price of $6.50. The terms of the Class A warrants were adjusted as a result of the July 2001 private placement to an exercise price of $4.96, and a conversion ratio of
     1.31 shares of common stock. Each Class A warrant remains subject to adjustment at any time through August 2002. Under certain circumstances, the warrants are subject to redemption by the Company at $0.05 per warrant on 30 days written notice.

   . A warrant to purchase 721,244 shares of common stock at an initial exercise price of $3.60 issued in connection with a March 1999 private placement was outstanding and which expires in March 2003. In connection with the March 1999 private placement, the Company also agreed to issue additional warrants if it sells shares of common stock in a capital raising transaction at a price below $3.60 per share prior to the earlier of (i) March 30, 2002 or (ii) the date on which the Company calls the outstanding Class A warrants. In connection with the July 2001 financing, the warrant holder waived the right to receive additional warrants and the exercise price of the 721,244 warrants was reduced from $3.60 to $1.00.

   . 142,276 warrants to purchase shares of the Company's common stock, issued in connection with the November 2000 private placement were outstanding. The warrants consist of one set of warrants to purchase 67,293 shares of common stock expiring in November 2001 and one set of warrants to purchase 74,983 shares of common stock expiring in November 2003, both with an initial exercise price of $3.25 per share. In the event that the Company issues equity securities in a financing for an amount of $250,000 or more at a price per share less than the price per share of the November 2000 offering, the exercise price of the outstanding warrants will be reduced to the price per share at which such equity securities are sold and the Company will issue additional warrants to purchase common stock with an exercise price of $0.01 and a term of three years. The warrants will be exercisable into a number of shares of common stock determined by the price per share and the number of shares issued in the financing. As a result of the July 2001 financing, the exercise price of the 142,276 warrants was reduced from $3.25 to $1.00 and the Company issued an additional 337,439 warrants to purchase shares of the Company's common stock as an antidilution adjustment. These 337,439 warrants are exercisable at any time at a price of $0.01 per

                         NOTIFY TECHNOLOGY CORPORATION
     share and expire in July 2004. In July 2001, the Company received proceeds of $38,458 from the exercise of 38,458 warrants issued in connection with the November 2000 financing.

   . Warrants to purchase 1,753,500 and 118,151 shares of common stock at an exercise price of $1.00 issued in connection with the July 2001 private placement to the placement agent and an investment fund, respectively were outstanding. The warrant to purchase 1,753,500 shares of common stock expires in July 2008 and the warrant to purchase 118,151 shares of common stock expires in May 2008. In connection with the private placement, the Company also agreed that if it issues additional equity instruments at a price per share less than $1.00, then the price and number of warrants shall be adjusted on a weighted-average basis.

   . 113,514 warrants to purchase shares of the Company's common stock, issued in connection with various previous financing, were outstanding. These warrants are exercisable at any time at prices ranging from $0.25 to $5.05 per share and expire at dates ranging through April 2002. In June 2001, the Company received $2,805 from the exercise of 8,374 warrants issued in connection with previous financings.

At September 30, 2000, warrants to purchase common stock included 810,006 and 24,752 warrants held by three directors and one officer, respectively.

1997 Stock Option Plan

   In January 1997, the Company adopted the Notify Corporation 1997 Stock Plan (the Plan), which provides for the granting of stock options to employees, officers, consultants, and directors of the Company. Stock options are granted at fair market value on the date of grant with terms of up to ten years. Under the Plan, a total of 2,400,000 shares of the Company's common stock are reserved for issuance. Under the terms of these option grants, the options commence vesting upon the first anniversary of the date of employment and continue to vest ratably over the remainder of the four-year vesting period.

   The following table summarizes stock option activity:



                                          Options Outstanding
                                          --------------------
                               Shares                Weighted-
                              Available   Number of   Average
                              for Grant    Shares      Price
                              ----------  ---------  ---------
Balance at September 30, 1999     67,188    123,760   $4.672
   Authorized................    500,000         --
   Grants....................   (455,000)   455,000   $7.204
   Cancellations.............     64,647    (64,647)  $6.561
   Exercises.................         --     (8,578)  $1.194
                              ----------  ---------
Balance at September 30, 2000    176,835    505,535   $6.677
   Authorized................  1,700,000         --
   Grants.................... (1,223,000) 1,223,000   $1.763
   Cancellations.............    112,105   (112,105)  $6.146
   Exercises.................         --     (2,708)  $0.906
                              ----------  ---------
Balance at September 30, 2001    765,940  1,613,722   $3.018
                              ==========  =========

                         NOTIFY TECHNOLOGY CORPORATION

   The following table summarizes outstanding and exercisable options at September 30, 2001:

                    Options Outstanding          Options Exercisable
                ---------------------------- ----------------------------
                 Number of  Weighted-Average  Number of
                  Options    Remaining Life    Options   Weighted-Average
Exercise Prices Outstanding     in Years     Exercisable Exercise Prices
--------------- ----------- ---------------- ----------- ----------------
 $0.800-$0.906      39,144        7.47          27,457        $0.882
 $1.600-$2.375   1,058,000        9.74         270,833        $1.603
 $2.750-$3.875     228,682        8.96          76,595        $3.145
 $5.594-$7.656      72,896        8.08          48,670        $6.795
    $8.813         215,000        8.39         104,895        $8.813
                 ---------                     -------
                 1,613,722        9.32         528,450        $3,699
                 =========                     =======

   The weighted average fair value of options granted was $2.999 in 2001 and $6.02 in 2000.

Stock-Based Compensation

   The Company has elected to follow the intrinsic value method of accounting for its employee stock options because, as discussed below, the alternative fair value method of accounting requires the use of option valuation models that were not developed for use in valuing employee stock options. Under the intrinsic value method, because the exercise price of the Company's employee stock options equals the market price of the underlying common stock on the date of grant, no compensation expense is recognized.

   Pro forma information regarding net income and earnings per share is required as if the Company had accounted for its employee stock options granted subsequent to September 30, 1995 under the fair value method. The fair value of the options was estimated at the date of grant using a Black-Scholes option valuation model with the following assumptions: a weighted-average expected life of the option of 4 years; risk-free interest rate of 6.0%; dividend yield of 0.0%; and volatility factors of the expected market price of the Company's common stock of 131% and 133% for 2001 and 2000, respectively.

   The Black-Scholes option valuation model was developed for use in estimating the fair value of traded options that have no vesting restrictions and are fully transferable. In addition, option valuation models require the input of highly subjective assumptions, including the expected stock price volatility. Because the Company's employee stock options have characteristics significantly different from those of traded options, and because changes in the subjective input assumptions can materially affect the fair value estimate, in management's opinion, the existing models do not necessarily provide a reliable single measure of the fair value of its employee stock options.

   For purposes of pro forma disclosures, the estimated fair value of the options is amortized to expense over the options' vesting period. The Company's pro forma information follows:

                                         2001         2000
                                      -----------  -----------
Net loss:
   As reported....................... $(6,844,612) $(3,526,452)
   Pro forma.........................  (7,861,506)  (4,044,930)
Basic and diluted net loss per share:
   As reported.......................       (1.72)       (0.99)
   Pro forma.........................       (1.97)       (1.13)

                         NOTIFY TECHNOLOGY CORPORATION

   The effects of applying pro forma disclosures are not likely to be representative of the effects on net income or loss in future years.

   The Company recognized no compensation expense in fiscal 2001 and $73,000 in fiscal 2000 related to the grant of options to nonemployees.

Escrow Securities

   In connection with the Offering, holders of the Company's common stock agreed to place 1,242,985 of their shares into escrow, and holders of certain warrants agreed to place warrants to purchase 126,759 shares of common stock into escrow. The securities will be released to the holders in the event specified levels of pretax income are achieved for the years ending through September 30, 2003, or if the Company is acquired by or merged into another entity in a transaction in which shareholders receive a specified consideration. Any securities remaining in escrow on September 30, 2003 will be forfeited, which securities will then be contributed to the Company's capital. The pretax income levels are subject to proportionate adjustment upon the issuance of certain securities subsequent to the Company's initial public offering.

   In the event that the securities in escrow are released, the Securities and Exchange Commission has adopted the position that the release of the securities in escrow to officers, directors, employees, and consultants of the Company will be compensatory and, accordingly, will result in compensation expense for financial reporting purposes. The expense will equal the fair value of the securities in escrow on the date of release and will result in a material charge to operations. At September 30, 2001, the Company had not attained any of the specified earnings or market price levels.

6. Income Taxes

   Due to operating losses, there is no provision for income taxes for 2001 or 2000. The expected statutory tax benefit of 34% is offset by the inability to recognize an income tax benefit from the net operating losses.

   Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company's deferred tax assets for federal and state income taxes are as follows:

                                          Year Ended
                                         September 30,
                                             2001
                                         -------------
Deferred tax assets:
   Net operating loss carryforwards.....  $ 4,942,000
   Research credit carryforwards........      266,000
   Capitalized research and development.      107,000
   Other temporary differences..........      945,000
                                          -----------
       Total deferred tax assets........    6,260,000
Valuation allowance.....................   (6,260,000)
                                          -----------
       Net deferred tax assets..........  $        --
                                          ===========

   Realization of deferred tax assets is dependent on future earnings, the timing and amount of which are uncertain. Accordingly, a valuation allowance in an amount equal to the net deferred tax asset has been established to reflect these uncertainties. The change in the valuation allowance was a net increase of $1,325,000 and $1,435,000 for fiscal years 2001 and 2000, respectively.

                         NOTIFY TECHNOLOGY CORPORATION

   As of September 30, 2001, the Company had net operating loss carryforwards of approximately $13,000,000 and $7,000,000 for federal and California tax purposes, which will expire in the years 2003 through 2021. As of September 30, 2001, the Company also had research and development tax credit carryforwards for federal and California tax purposes of approximately $190,000 and $120,000, respectively. The credits will expire in the years 2011 through 2021, if not utilized. Utilization of net operating loss and tax credit carryforwards may be subject to a substantial annual limitation due to the ownership change limitations provided by the Internal Revenue Code of 1986, as amended, and similar state provisions. The annual limitation may result in the expiration of net operating loss and tax credit carryforwards before full utilization.

7. Industry Segment, Customer, and Geographic Information

   The Company has one operating segment by which management evaluates performance. The Company sells its products within the United States primarily to regional bell operating companies and local exchange carriers. Two products accounted for 34% and 20% of total revenues in fiscal 2001. The same two products accounted for 69% and 20% of total revenues in fiscal 2000. One customer accounted for 36% and 22% of sales for the years ended September 30, 2001 and 2000, respectively. Two other customers accounted for 26% and 12% of sales for the year ended September 30, 2001, while three other customers accounted for 23%, 17%, and 15% of sales for the year ended September 30, 2000.

                                 EXHIBIT INDEX

 3.1.1 Amended and Restated Articles of Incorporation of Registrant as filed with the Secretary of State of
       California on September 2, 1997. (incorporated herein by reference to Exhibit (3.2) to the Registrant's
       Registration Statement on Form SB-2, Reg. No. 333-23369, filed on March 14, 1997)

 3.1.2 Certificate of Amendment to the Registrant's Articles of Incorporation as filed with the Secretary of
       State of California on March 3, 1998. (incorporated herein by reference to Exhibit (3.1.1) to the
       Registrant's Quarterly Report on Form 10-QSB for the quarterly period ended June 30, 2001, filed on
       August 14, 2001)

 3.1.3 Certificate of Amendment to the Registrant's Articles of Incorporation as filed with the Secretary of
       State of California on July 12, 2001. (incorporated herein by reference to Exhibit (3.1.1) to the
       Registrant's Quarterly Report on Form 10-QSB for the quarterly period ended June 30, 2001, filed on
       August 14, 2001)

 3.1.4 Certificate of Determination, Preferences and Rights of Series A Preferred Stock as filed with the
       Secretary of State of California on July 13, 2001. (incorporated herein by reference to Exhibit (3.1) to the Registrant's Current Report on Form 8-K, filed on July 23, 2001)

 3.2   Amended and Restated Bylaws of Registrant. (incorporated herein by reference to Exhibit (3.2) to the
       Registrant's Quarterly Report on Form 10-QSB for the quarterly period ended June 30, 2001, filed on
       August 14, 2001) to Post-Effective Amendment No. 4 to the Registrant's Registration Statement on
       Form SB-2, Reg. No. 333-23369, filed on April 18, 2000)

 4.1   Form of Warrant Agreement. (incorporated herein by reference to Exhibit (4.1) to Amendment No. 1 to the Registrant's Registration Statement on Form SB-2, Reg. No. 333-23369, filed on May 29,
       1997)

 4.2   Form of warrant issued to subscribers in connection with the Registrant's July 2001 private placement. (incorporated herein by reference to Exhibit (4.1) to the Registrant's Current Report on
       Form 8-K, filed on July 23, 2001)

 4.3   Form of option issued to the placement agent in connection with the Registrant's July 2001 private placement. (incorporated herein by reference to Exhibit (4.2) to the Registrant's Current Report on
       Form 8-K, filed on July 23, 2001)

 4.4   Form of warrant underlying the option issued to the placement agent in connection with the
       Registrant's July 2001 private placement. (incorporated herein by reference to Exhibit (4.3) to the
       Registrant's Current Report on Form 8-K, filed on July 23, 2001)

10.1   Employment Agreement dated as of August 1, 1997 between Registrant and Paul DePond.
       (incorporated herein by reference to Exhibit (10.1) to Amendment No. 2 to the Registrant's
       Registration Statement on Form SB-2, Reg. No. 333-23369, filed on August 15, 1997)

10.2   Amendment No. 1 dated February 23, 2000 to Employment Agreement dated as of August 1, 1997 between Registrant and Paul DePond. (incorporated herein by reference to Exhibit (10.2) to Post-
       Effective Amendment No. 4 to the Registrant's Registration Statement on Form SB-2, Reg. No.
       333-23369, filed on April 18, 2000)

10.3   Amendment No. 2 dated June 29, 2001 to Employment Agreement dated as of August 1, 1997 between Registrant and Paul DePond, as amended by Amendment No. 1 to Employment Agreement dated as of February 23, 2000. (incorporated herein by reference to Exhibit (10.2) to the Registrant's
       Quarterly Report on Form 10-QSB for the quarterly period ended June 30, 2001, filed on August 14,
       2001)

10.4   Amendment No. 3 dated October 11, 2001 to Employment Agreement dated as of August 1, 1997 between Registrant and Paul DePond, as amended by Amendment No. 1 to Employment Agreement dated as of February 23, 2000 and Amendment No. 2 to Employment Agreement dated as of June 29,
       2001.

10.5   Employment Agreement dated as of August 1, 1997 between Registrant and Gaylan Larson.
       (incorporated herein by reference to Exhibit (10.2) to Amendment No. 2 to the Registrant's
       Registration Statement on Form SB-2, Reg. No. 333-23369, filed on August 15, 1997)

10.6   Amendment No. 1 dated February 23, 2000 to Employment Agreement dated as of August 1, 1997 between Registrant and Gaylan Larson. (incorporated herein by reference to Exhibit (10.4) to Post-
       Effective Amendment No. 4 to the Registrant's Registration Statement on Form SB-2, Reg. No.
       333-23369, filed on April 18, 2000)

10.7   Amendment No. 2 dated June 29, 2001 to Employment Agreement dated as of August 1, 1997 between Registrant and Gaylan Larson, as amended by Amendment No. 1 to Employment Agreement dated as of February 23, 2000. (incorporated herein by reference to Exhibit (10.3) to the Registrant's
       Quarterly Report on Form 10-QSB for the quarterly period ended June 30, 2001, filed on August 14,
       2001)

10.8   Employment Agreement dated as of August 1, 1997 between Registrant and Gerald Rice.
       (incorporated herein by reference to Exhibit (10.3) to Amendment No. 2 to the Registrant's
       Registration Statement on Form SB-2, Reg. No. 333-23369, filed on August 15, 1997)

10.9   Amendment No. 1 dated February 23, 2000 to Employment Agreement dated as of August 1, 1997 between Registrant and Gerald Rice. (incorporated herein by reference to Exhibit (10.6) to Post-
       Effective Amendment No. 4 to the Registrant's Registration Statement on Form SB-2, Reg. No.
       333-23369, filed on April 18, 2000)

10.10  Amendment No. 2 dated June 29, 2001 to Employment Agreement dated as of August 1, 1997 between Registrant and Gerald Rice, as amended by Amendment No. 1 to Employment Agreement dated as of February 23, 2000. (incorporated herein by reference to Exhibit (10.4) to the Registrant's
       Quarterly Report on Form 10-QSB for the quarterly period ended June 30, 2001, filed on August 14,
       2001)

10.11  Amendment No. 3 dated October 11, 2001 to Employment Agreement dated as of August 1, 1997 between Registrant and Gerald Rice, as amended by Amendment No. 1 to Employment Agreement dated as of February 23, 2000 and Amendment No. 2 to Employment Agreement dated as of June 29,
       2001.

10.12  Form of Indemnification Agreement. (incorporated herein by reference to Exhibit (10.5) to the
       Registrant's Registration Statement on Form SB-2, Reg. No. 333-23369, filed on March 14, 1997)

10.13  Escrow Agreement by and between Registrant, the American Stock Transfer & Trust Company and
       certain security holders of the Registrant, as amended. (incorporated herein by reference to Exhibit
       (10.6) to Amendment No. 2 to the Registrant's Registration Statement on Form SB-2, Reg. No.
       333-23369, filed on August 15, 1997)

10.14  Registrant's 1997 Stock Plan, as amended. (incorporated herein by reference to Exhibit (10.1) to the
       Registrant's Quarterly Report on Form 10-QSB for the quarterly period ended June 30, 2001, filed on
       August 14, 2001.). (incorporated herein by reference to Exhibit (10.9) to Post-Effective Amendment
       No. 4 to the Registrant's Registration Statement on Form SB-2, Reg. No. 333-23369, filed on April
       18, 2000)

10.15  Lease between Registrant, and Ching C.,C. Poon and Jenny M. Poon. (incorporated herein by reference to Exhibit (10.59) to the Registrant's Quarterly Report on Form 10-QSB for the quarterly period ended June 30, 2001, filed on August 14, 2001.) to Amendment No. 1 to the Registrant's
       Registration Statement on Form SB-2, Reg. No. 333-23369, filed on May 29, 1997)

10.16+ Nonexclusive Technology License Agreement between Registrant and Active Voice Corporation dated April 30, 1997. (incorporated herein by reference to Exhibit (10.10) to Amendment No. 2 to the
       Registrant's Registration Statement on Form SB-2, Reg. No. 333-23369, filed on August 15, 1997)

10.17  Securities Purchase Agreement dated as of March 4, 1999 between Registrant and David A. Brewer.
       (incorporated herein by reference to Exhibit (10.11) to Post-Effective Amendment No. 3 to the
       Registrant's Registration Statement on Form SB-2, Reg. No. 333-23369, filed on April 2, 1999)

10.18 Amendment No. 1 dated October 7, 1999 to Securities Purchase Agreement dated as of March 4, 1999 between Registrant and David Brewer. (incorporated herein by reference to Exhibit (10.12) to the
      Registrant's Annual Report on Form 10-KSB for the fiscal year ended September 30, 1999, filed on
      December 28, 1999)

10.19 Amendment No. 2 dated October 26, 2000 to Securities Purchase Agreement dated as of March 4,
      1999 and as amended on October 7, 1999 between Registrant and David Brewer. (incorporated herein by reference to Exhibit (10.14) to the Registrant's Annual Report on Form 10-KSB for the fiscal year ended September 30, 2000, filed on December 29, 2000)

10.20 Form of Underwriter's Unit Purchase Option. (incorporated herein by reference to Exhibit (4.2) to
      Amendment No. 1 to the Registrant's Registration Statement on Form SB-2, Reg. No. 333-23369,
      filed on May 29, 1997)

10.21 Securities Purchase Agreement dated November 8, 2000 by and among the Registrant and the purchasers listed on Exhibit A thereto. (incorporated herein by reference to Exhibit (10.17) to the
      Registrant's Annual Report on Form 10-KSB for the fiscal year ended September 30, 2000, filed on
      December 29, 2000)

10.22 Registration Rights Agreement, dated as of July 20, 2001 by and among the Registrant and the subscribers set forth therein. (incorporated herein by reference to Exhibit (10.1) to the Registrant's
      Current Report on Form 8-K, filed on July 23, 2001)

10.23 Form of Registration Rights Agreement, dated as of July 20, 2001 by and among the Registrant and
      Commonwealth Associates, L.P,. (incorporated herein by reference to Exhibit (10.2) to the
      Registrant's Current Report on Form 8-K, filed on July 23, 2001)

23.1  Consent of Ernst & Young LLP, Independent Auditors.

24.1  Power of Attorney (see page 26).

--------
+ Confidential treatment has been granted with respect to portions of this exhibit.