Form 10QSB
period 2001-12-31
NOTIFY TECHNOLOGY CORP
filed 2002-02-13
CIK 1031980

                    U. S. Securities and Exchange Commission

                             Washington, D.C. 20549

                                   FORM 10-QSB

                                   (Mark One)

[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the quarterly period ended December 31, 2001

                                       or

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

                            1054 South De Anza Blvd.
                               San Jose, CA 95129
                            -------------------------
                    (Address of principal executive offices)

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

                                Yes    X         No


         As of December 31, 2001 there were 5,286,593 shares of Common Stock outstanding.

                  Transitional Small Business Disclosure Format

                                Yes              No   X

         INDEX
         -----

PART I.  FINANCIAL INFORMATION (unaudited)
         Item 1.      Financial Statements: (unaudited)

                      Balance Sheets as of December 31, 2001 and September 30, 2001............  3

                      Statements of Operations for the three-month periods ended
                      December 31, 2001 and 2000...............................................  4

                      Statements of Cash Flows for the three-month periods ended
                      December 31, 2001 and 2000...............................................  5

                      Notes to the Financial Statements........................................  6

         Item 2.      Management's Discussion and Analysis of Financial Condition
                      and Results of Operations................................................  7

PART II. OTHER INFORMATION

         Item 6.      Exhibits and Reports on Form 8-K........................................  10


SIGNATURES            ........................................................................  10

PART I.   FINANCIAL INFORMATION (unaudited)

          Item 1. Financial Statements

                          NOTIFY TECHNOLOGY CORPORATION
                                  BALANCE SHEET

                                                     December 31, September 30,
                                                        2001          2001
                                                    ------------- -------------
                                                     (unaudited)       (1)

       Assets
       Current assets:
                Cash and cash equivalents           $  2,673,505   $  3,304,823
                Restricted cash                          275,986        282,356
                Accounts receivable                       61,296        114,778
                Inventories                              360,006        112,081
                Other current assets                      45,474         48,674
                                                    ------------   ------------
       Total current assets                            3,416,267      3,862,712

       Property and equipment, net                       161,984        160,595
                                                    ------------   ------------

         Total assets                               $  3,578,251   $  4,023,307
                                                    ============   ============
       Liabilities and shareholders' equity
       Current liabilities:
                Accounts payable                    $    343,184   $    163,888
                Deferred revenue                         228,264        263,963
                Other accrued liabilities                383,790        366,277
                                                    ------------   ------------
       Total current liabilities                         955,238        794,128

       Shareholders' equity:
                Preferred stock                        1,079,967      1,079,967
                Common stock                               5,287          5,287
                Additional paid-in capital            21,720,787     21,722,025
                Retained earnings                    (20,183,028)   (19,578,100)
                                                    ------------   ------------
       Total shareholders' equity                      2,623,013      3,229,179
                                                    ------------   ------------
         Total liabilities and shareholders' equity $  3,578,251   $  4,023,307
                                                    ============   ============

___________________
(1) The information in this column was derived from our audited financial statements for the year ended September 30, 2001

See accompanying notes to unaudited financial statements

                          NOTIFY TECHNOLOGY CORPORATION
                            STATEMENTS OF OPERATIONS

                                                       Three-Month Periods
                                                       Ended December 31,
                                                       2001           2000
                                                    -----------    -----------
                                                           (Unaudited)
     Revenue:
        Product sales and service revenue           $   169,065    $   323,673
        Royalty revenue                                  63,880         38,642
                                                    -----------    -----------
     Total revenue                                      232,945        362,315

     Cost of Sales:
        Product cost                                     33,192        146,190
        Inventory write-downs                                --        200,000
                                                    -----------    -----------
     Total cost of sales                                 33,192        346,190
                                                    -----------    -----------
     Gross profit                                       199,753         16,125

     Operating expenses:
               Research & development                   293,110        286,518
               Sales and marketing                      144,804        257,914
               General and administrative               383,654        351,709
                                                    -----------      ---------
     Total operating expenses                           821,568        896,141
                                                    -----------      ---------

     Loss from operations                              (621,815)      (880,016)

     Other (income) and expense, net                    (16,886)       (96,560)
                                                    -----------    -----------
     Net loss                                       $  (604,929)   $  (783,456)
                                                    ===========    ===========

     Basic and diluted net loss per share           $     (0.15)   $     (0.20)
                                                    ===========    ===========

     Weighted average shares outstanding              4,046,920      3,835,818
                                                    ===========    ===========

See accompanying notes to unaudited financial statements

                          NOTIFY TECHNOLOGY CORPORATION
                            STATEMENTS OF CASH FLOWS

                                                                                      Three-Month Periods
                                                                                       Ended December 31,
                                                                                     2001            2000
                                                                                ---------------------------
                                                                                         (Unaudited)
Cash flows used in operating activities:
Net loss                                                                        $  (604,929)   $   (783,456)
Adjustments to reconcile net loss to cash used in
       Operating activities:
            Depreciation and amortization                                            25,730          48,313
       Changes in operating assets and activities:
            Accounts receivable                                                      53,482         351,733
            Inventories                                                            (247,925)        148,081
            Other current assets                                                      3,200          (2,195)
            Accounts payable                                                        179,296        (243,618)
            Deferred revenue                                                        (35,699)        (42,753)
            Other accrued liabilities                                                17,513         (15,134)
                                                                                ---------------------------
Net cash used in operating activities                                              (609,332)       (539,029)
                                                                                ---------------------------

Cash flows used in investing activities:
       Expenditures for property & equipment                                        (27,119)         (2,070)
       Decrease in restricted cash                                                    6,370          78,307
                                                                                ---------------------------
Net cash provided by (used in) investing activities                                 (20,749)         76,237

Cash flows provided by financing activities:
       Proceeds from issuance of common stock, net of issuance costs                 (1,237)      1,209,748
       Proceeds from exercise of options and warrants                                    --           3,248
                                                                                ---------------------------
Net cash provided by (used in) financing activities                                  (1,237)      1,212,996
                                                                                ---------------------------

Net increase in cash and cash equivalents                                          (631,318)        750,204
Cash and cash equivalents at beginning of period                                  3,304,823         311,795
                                                                                ---------------------------
Cash and cash equivalents at end of period                                      $ 2,673,505    $  1,061,999
                                                                                ===========================

See accompanying notes to unaudited financial statements

NOTIFY TECHNOLOGY CORPORATION

NOTES TO THE FINANCIAL STATEMENTS (Unaudited)

     1.   BASIS OF PRESENTATION

     The accompanying unaudited financial statements of Notify Technology Corporation (referred to as "we", "us" and "our" unless the context otherwise requires) have been prepared in accordance with generally accepted accounting principles for interim financial information and the instructions of Regulation S-B Item 310(b) and Article 10 of Regulation S-X. The balance sheets as of December 31, 2001 and September 30, 2001, the statements of operations for the three-month periods ended December 31, 2001 and 2000 and the statements of cash flows for the three-month periods ended December 31, 2001 and 2000 are unaudited but include all adjustments (consisting only of normal recurring adjustments), which we consider necessary for a fair presentation of the financial position at such date and the operating results and cash flows for those periods. Although we believe that the disclosures in these financial statements are adequate to make the information presented not misleading, certain information normally included in financial statements and related footnotes prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission. The accompanying financial statements should be read in conjunction with the financial statements and notes thereto included in our Annual Report on Form 10-KSB for the year ended September 30, 2001.

     Results for any interim period are not necessarily indicative of results for any other interim period or for the entire year.

     2.   NET LOSS PER SHARE

     The weighted average number of common shares used in the net loss per share calculation was reduced by the common stock and potential common shares placed in escrow in connection with our initial public offering. Options to purchase 2,169,119 and 611,220 shares of common stock were outstanding at December 31, 2001 and 2000, respectively, but were not included in the computation of diluted net loss per share as the effect would be anti-dilutive.

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

     4.   INVENTORIES

     Inventories consist principally of subassemblies and finished goods, which are stated at lower of cost (first-in, first-out) or market.

                                              December 31,       September 30,
                                                  2001               2001
                                            ------------------------------------

                   Work In Process             $  36,377          $  53,342
                   Finished Goods                323,629             58,739
                                            ------------------------------------
                                               $ 360,006          $ 112,081
                                            ====================================

     5.   COMMITMENTS

     We currently occupy two facilities under operating leases. The lease on our San Jose, California facility expires in March 2003. The future minimum payments under this lease for the remainder of the year ending September 30, 2002 and the year ending September 30, 2003 are $182,699 and $129,657, respectively. The lease on our Canfield, Ohio facility expires in October 2006. Future minimum payments

NOTIFY TECHNOLOGY CORPORATION

under this lease for the remainder of the year ending September 30, 2002 and for each of the following four years ending September 30 are $53,540 and $71,387 per annum, respectively.

     At December 31, 2001, we had $275,986 of outstanding letters of credit to our suppliers related to a commitment to purchase additional inventory. The letters of credit are secured by a money market account of $275,986, which is recorded as restricted cash.

     6.   INCOME TAXES

     Due to our loss position, there was no provision for income taxes for the three-month periods ended December 31, 2001 and 2000.


Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS:

     The following discussion should be read in conjunction with the unaudited financial statements and notes thereto included in Part I - Item 1 of this Quarterly Report and the audited financial statements and notes thereto and Management's Discussion and Analysis of Financial Condition and Results of Operations contained in our Annual Report on Form 10-KSB for the year ended September 30, 2001.

RESULTS OF OPERATIONS

Three-Month Periods Ended December 31, 2001 and 2000

Revenue

     Revenue consists primarily of net revenue from the sale of telephony equipment, service revenue related to the Centrex Receptionist and royalty revenue. We recognize revenue on sales of telephony products when the product is delivered, title has transferred, and no obligations remain. Service income is recognized on a straight-line basis over the period of the service agreement. Revenue from royalty agreements is recognized on receipt of payment.

     Revenue for the three month period ended December 31, 2001 decreased to $232,945 from $362,315 for the three month period ended December 31, 2000. Revenue decreased from the previous year primarily due to decreased sales of $125,510 in the Call Manager product line. We believe the continued decline in revenue from Call Manager products is due to our telephone company customers reducing the use of adjunct products as a marketing tool. We are no longer selling Call Manager on a stand-alone basis, but will sell solutions based on our Visual Got Mail technology that utilizes the Caller-id technology as part of the overall solution. Revenue for the three month period ended December 31, 2001 includes royalty revenue of $63,880 from our multi-sense/stutter-dial patent compared to $38,642 for the three month period ended December 31, 2000. There can be no assurance that the decline in revenue from our Call Manager will not continue throughout fiscal 2002 and beyond or that we will not experience declines in revenue from our Centrex Receptionist product similar to declines we have experienced in the past.

     We sell our products in the United States primarily to 2way wireless carriers, regional bell operating companies and local exchange carriers. The Call Manager, Centrex Receptionist and royalty revenue accounted for 0%, 55% and 27%, respectively of total revenue in the three month period ended December 31, 2001. The same three revenue streams accounted for 36%, 36%, and 11%, respectively of total revenues in the three month period ended December 31, 2000. Sales to telephone companies were 59% and 75% of revenue for the three-month periods ended December 31, 2001 and 2000, respectively. Significant portions of our revenue are concentrated in a small number of customers although not necessarily the same customers each year. One customer accounted for 50% and 25% of total sales in the three-month periods ended December 31, 2001 and 2000, respectively. Two other customers accounted for 27% and 9% of total sales in the three month period ended December 31, 2001.

     Our new wireless NotifyLink products were in limited release and did not account for significant revenue during the period. In November 2001, we received an order for our Call Manager product, which is expected to generate approximately $1 million of revenue in the second half of fiscal 2002. Nevertheless, as we expect minimal sales of our traditional products in the future and as our new products are not yet in full release, we anticipate that we will continue to experience substantial variances in quarterly revenue.

         At December 31, 2001, deferred revenue related to service revenue that is being recognized over the period of the service agreement and products that have been delivered and are pending installation and configuration, at which time title transfers to the customer and revenue is recognized.

Cost of Sales

         Cost of sales consists primarily of the cost to manufacture our products. Cost of sales decreased to $33,192 in the three month period ended December 31, 2001 from $346,190 for the three month period ended December 31, 2000. This decrease was the result of decreased sales of the Call Manager product line and also as a result of recording an accrual for losses on firm purchase commitments for inventory of $200,000 associated with the Call Manager product line in the three month period ended December 31, 2000.

         Including the accrual for losses on firm purchase commitments for inventory, our gross margin increased to 85.8% in the three month period ended December 31, 2001 compared to a gross margin of 4.4% in the three month period ended December 31, 2000. Our gross margin increased to 85.8% in the three month period ended December 31, 2001 compared to a gross margin, prior to the accrual for losses on firm purchase commitments for inventory of $200,000, of 59.7% in the three month period ended December 31, 2000. The increase occurred because of increased royalty proceeds from our stutter-dial patent and a higher concentration of Centrex Receptionist sales and the sale of previously written down inventory, which increased the gross margin by $19,340.

         Our gross margin can generally be affected by a number of factors, including product mix, product demand, pricing pressures, inventory write downs, warranty costs, and timing and amount of royalty revenue receipts. Considering these factors our gross margin has and will continue to fluctuate significantly and there can be no assurance that we will maintain our gross margins at the current levels.

         The accrual for losses on firm purchase commitments for inventory in the three month period ended December 31, 2000 related to raw materials and work-in-process for our Call Manager product line. We experienced a lower demand for our caller-id units in customer promotional programs during the three month period ended December 31, 2000. Based on this continuing trend, we revised our fiscal 2001 sales forecast for our caller-id product line, which led to a determination that there was excess inventory at December 31, 2000 resulting in the $200,000 accrual for losses on firm purchase commitments.

Research and development

         Research and development expenses consist primarily of personnel costs, contract design services and supply expenses . Research and development expenses increased to $293,110 for the three-month period ended December 31, 2001 from $286,518 for the three-month period ended December 31, 2000. This increase reflects the increase in our Ohio Staff that supports our efforts to expand our NotifyLink products to service other networks and devices. We expect to continue investing in this area of research and development but there can be no assurance that these products will be accepted by the market.

         We expect that our investment in research and development will continue at, or near, the current level for the remainder of fiscal 2002 in order that we may complete the products under development and enhance our current products.

Sales and marketing

         Sales and marketing expense consists primarily of personnel, consulting, travel costs and sales commissions related to our sales and marketing efforts. Sales and marketing costs decreased to $144,804 for the three month period ended December 31, 2001 from $257,914 for the three month period ended December 31, 2000. This decrease is the result of personnel reductions, lower travel expense and lower advertising expense. Our move to our NotifyLink product line has changed our sales process as we concentrate on our relationships with various 2way wireless carriers and device manufacturers.

         We anticipate that sales and marketing expenses will increase significantly in future quarters as we hire additional sales and customer support personnel and attempt to expand our existing and create new distribution channels.

General and administrative

         General and administrative expense consists of general management and finance personnel costs, occupancy costs, professional fees and other general corporate expenses. General and administrative expenses increased to $383,654 for the three month period ended December 31, 2001 from $351,709 for the three month period ended December 31, 2000. This increase is primarily due to higher occupancy costs for both our San Jose, California and Canfield, Ohio facilities.

         We expect that general and administrative expense may increase in future quarters, as we will need to hire additional accounting and financial personnel to support our anticipated growth.

LIQUIDITY AND CAPITAL RESOURCES

         During fiscal 2001, we financed our operations through a combination of existing cash balances, the sale of common stock, the sale of preferred stock and the proceeds from the exercise of warrants and options. Our ability to fund our recurring losses from operations depends upon our success in shifting our product focus into wireless e-mail notification and wireless e-mail notification market solutions, and/or raising other sources of financing. Management expects to enter into several arrangements during fiscal 2002 that it believes will produce increased revenue from these new products.* We believe that our existing cash balances are sufficient to fund our operations through at least September 30, 2002.*

         At December 31, 2001, we had cash and cash equivalents and restricted cash of $2,949,491. Of this amount, $275,986 is recorded as restricted cash, which is securing outstanding letters of credit to our suppliers issued in connection with commitments to purchase additional inventory of $275,986.

         Cash used in operating activities increased to $609,332 for the three month period ending December 31, 2001 from $539,029 for the three month period ending December 31, 2000. Cash used in operating activities for the three month period ending December 31, 2001 was primarily due to our net loss of $604,929 and an increase in inventory of $247,925 partially offset by an increase in accounts payable of $179,296 and a decrease in accounts receivable of $53,482. The increase in inventory and accounts payable is due to the receipt of a shipment of product for an order of our Visual Got Mail product. The decrease in accounts receivable is a result in the decline in sales of our legacy products. Cash used in operating activities for the three month period ending December 31, 2000 was primarily due to our net loss of $783,456 and a decrease in accounts payable of $243,618 partially offset by a decrease in inventory of $148,081 and a decrease in accounts receivable of $351,733.

         Expenditures for property and equipment increased by $25,049 for the three month period ended December 31, 2000 compared to the prior year due to purchases of equipment to support a new order of our Visual Got Mail service.

         In the three month period ended December 31, 2000, net cash provided by financing activities was $1,212,996 consisting almost entirely of the net proceeds from a private offering of 376,865 shares of common stock and warrants to purchase 188,424 shares of common stock.

         We currently occupy two facilities under operating leases. The lease on our San Jose, California facility expires in March 2003. The future minimum payments under this lease for the remainder of the year ending September 30, 2002 and the year ending September 30, 2003 are $182,699 and $129,657, respectively. The lease on our Canfield, Ohio facility expires in October 2006. Future minimum payments under this lease for the remainder of the year ending September 30, 2002 and for each of the following four years ending September 30 are $53,540 and $71,387 per annum, respectively.

FORWARD LOOKING STATEMENTS

         This Quarterly Report on Form 10-QSB contains forward-looking statements within the meaning of section 27A of the Securities Act of 1933, as amended, and section 21E of the Securities Exchange Act of 1934, as amended. These statements include, but are not limited to, those statements marked with an asterisk (*). In addition, the Company may from time to time make forward-looking statements through statements that include the words "believes", "expects", "anticipates" or similar expressions. Such forward-looking statements involve known and unknown risks, uncertainties and other factors that may cause our actual results, performance or achievements to differ materially from those expressed or implied by such forward-looking statements. These factors include, but are not limited to, lower than expected customer orders and timing of actual orders of our wireless products; the timing and extent to which telephone companies adopt, initiate and promote programs involving our telephony adjunct devices; competition from other suppliers; changes in product mix or distribution channels; technological difficulties and resource constraints encountered in developing new products; inability to attract and retrain key personnel; delisting of our securities by Nasdaq; changes in regulatory requirements; and lack of growth in the market for wireless data communications devices. The reader should carefully consider, together with the other matters referred to herein, additional factors discussed from time to time in our public reports filed with the Securities and Exchange Commission. We caution the reader, however, that these factors may not be exhaustive.

PART II.  OTHER INFORMATION

ITEM 6.     EXHIBITS AND REPORTS ON FORM 8-K

          (a)  Exhibits:

                    None

          (b)  Reports on Form 8-K

                    None

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                           NOTIFY TECHNOLOGY CORPORATION

         Dated:  February 13, 2002

                                           /s/ Gerald W. Rice
                                           Chief Financial Officer
                                           (Principal Financial and Accounting
                                           Officer)