Form 10QSB
period 2002-03-31
NOTIFY TECHNOLOGY CORP
filed 2002-05-15
CIK 1031980

U. S. SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-QSB

(Mark One)
☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2002

or

☐	Transition Report Pursuant to Section 13 of 15(d) of the Securities Exchange Act of 1934

For the Transition Period From to

Commission File number 000-23025

NOTIFY TECHNOLOGY CORPORATION
(Exact name of small business issuer as specified in its charter)

CALIFORNIA (State or other jurisdiction of incorporation or organization)	77-0382248 (IRS Employer Identification No.)

1054 South De Anza Blvd.
San Jose, CA 95129
(Address of principal executive offices)

(408) 777-7920
(Issuer’s telephone number)

Check whether the Registrant (1) has filed all reports required to be filed by Section 13 of 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes        X                    No

As of March 31, 2002 there were 5,386,585 shares of Common Stock outstanding.

Transitional Small Business Disclosure Format

Yes                                No         X

PART I.    FINANCIAL INFORMATION (unaudited)

Item 1.    Financial Statements

NOTIFY TECHNOLOGY CORPORATION

BALANCE SHEET

	March 31, 2002	September 30, 2001
	(unaudited)	(1)
Assets
Current assets:
Cash and cash equivalents	$1,690,950	$3,304,823
Restricted cash	602,651	282,356
Accounts receivable	357,460	114,778
Inventories	69,529	112,081
Other current assets	48,529	48,674

Total current assets	2,769,119	3,862,712
Property and equipment, net	178,610	160,595

Total assets	$2,947,729	$4,023,307

Liabilities and shareholders’ equity
Current liabilities:
Accounts payable	$73,676	$163,888
Deferred revenue	677,693	263,963
Other accrued liabilities	352,307	366,277

Total current liabilities	1,103,676	794,128
Shareholders’ equity:
Preferred stock	1,058,410	1,079,967
Common stock	5,387	5,287
Additional paid-in capital	21,742,243	21,722,025
Retained earnings	(20,961,987)	(19,578,100)

Total shareholders’ equity	1,844,053	3,229,179

Total liabilities and shareholders’ equity	$2,947,729	$4,023,307

(1)	The information in this column was derived from our audited financial statements for the year ended September 30, 2001

See accompanying notes to unaudited financial statements

NOTIFY TECHNOLOGY CORPORATION

STATEMENTS OF OPERATIONS

	Three-Month Periods Ended March 31,		Six-Month Periods Ended March 31,
	2002	2001	2002	2001
	(Unaudited)		(Unaudited)
Revenue:
Product sales and service revenue	$106,260	$312,159	$275,324	$635,832
Royalty revenue	34,008	77,632	97,889	116,274

Total revenue	140,268	389,791	373,213	752,106
Cost of Sales:
Product cost	17,583	197,445	50,776	343,635
Inventory write-downs	—	200,000	—	400,000

Total cost of sales	17,583	397,445	50,776	743,635

Gross profit	122,685	(7,654)	322,437	8,471
Operating expenses:
Research & development	269,775	241,665	562,884	528,183
Sales and marketing	152,189	203,752	296,994	461,666
General and administrative	487,431	414,224	871,085	765,933

Total operating expenses	909,395	859,641	1,730,963	1,755,782

Loss from operations	(786,710)	(867,295)	(1,408,526)	(1,747,311)
Other (income) and expense, net	(7,751)	(9,466)	(24,637)	(106,026)

Net loss	$(778,959)	$(857,829)	$(1,383,889)	$(1,641,285)

Basic and diluted net loss per share	$(0.19)	$(0.21)	$(0.34)	$(0.42)

Weighted average shares outstanding	4,058,279	4,025,977	4,052,537	3,929,852

See accompanying notes to unaudited financial statements

NOTIFY TECHNOLOGY CORPORATION

STATEMENTS OF CASH FLOWS

	Six-Month Periods Ended March 31,
	2002	2001
	(Unaudited)
Cash flows used in operating activities:
Net loss	$(1,383,889)	$(1,641,285)
Adjustments to reconcile net loss to cash used in operating activities:
Depreciation and amortization	52,214	74,983
Changes in operating assets and activities:
Accounts receivable	(242,682)	297,316
Inventories	42,552	218,569
Other current assets	145	(5,256)
Accounts payable	(90,212)	(279,317)
Deferred revenue	413,730	(129,815)
Other accrued liabilities	(13,970)	(119,870)

Net cash used in operating activities	(1,222,112)	(1,584,675)

Cash flows provided by (used in) investing activities:
Expenditures for property & equipment	(70,229)	(2,070)
Decrease (increase) in restricted cash	(320,295)	764,698

Net cash provided by (used in) investing activities	(390,524)	762,628
Cash flows provided by (used in) financing activities:
Proceeds from issuance of common stock, net of issuance costs	(1,237)	1,209,748
Proceeds from exercise of options and warrants	—	5,701

Net cash provided by (used in) financing activities	(1,237)	1,215,449

Increase (decrease ) in cash and cash equivalents	(1,613,873)	393,402
Cash and cash equivalents at beginning of period	3,304,823	311,795

Cash and cash equivalents at end of period	$1,690,950	$705,197

Supplemental disclosure of non-cash transactions	$21,557	$—
Conversion of preferred stock to common stock

See accompanying notes to unaudited financial statements

NOTIFY TECHNOLOGY CORPORATION

NOTES TO THE FINANCIAL STATEMENTS (Unaudited)

1.    BASIS OF PRESENTATION

The accompanying unaudited financial statements of Notify Technology Corporation (referred to as “we”, “us” and “our” unless the context otherwise requires) have been prepared in accordance with generally accepted accounting principles for interim financial information and the instructions of Regulation S-B Item 310(b) and Article 10 of Regulation S-X. The balance sheet as of March 31, 2002, the statements of operations for the three month and six-month periods ended March 31, 2002 and 2001 and the statements of cash flows for the six-month periods ended March 31, 2002 and 2001 are unaudited but include all adjustments (consisting only of normal recurring adjustments), which we consider necessary for a fair presentation of the financial position at such date and the operating results and cash flows for those periods. The balance sheet at September 30, 2001 is derived from audited financial statements. Although we believe that the disclosures in these financial statements are adequate to make the information presented not misleading, certain information normally included in financial statements and related footnotes prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission. The accompanying financial statements should be read in conjunction with the financial statements and notes thereto included in our Annual Report on Form 10-KSB for the year ended September 30, 2001.

Results for any interim period are not necessarily indicative of results for any other interim period or for the entire year.

2.    NET LOSS PER SHARE

The weighted average number of common shares used in the net loss per share calculation was reduced by the common stock and potential common shares placed in escrow in connection with our initial public offering. Options to purchase 2,162,119 and 592,952 shares of common stock were outstanding at March 31, 2002 and 2001, respectively, but were not included in the computation of diluted net loss per share as the effect would be anti-dilutive.

3.    USE OF ESTIMATES

The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions. These assumptions affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from these estimates.

4.    INVENTORIES

Inventories consist principally of subassemblies and finished goods, which are stated at lower of cost (first-in, first-out) or market.

	March 31, 2002	September 30, 2001
Work In Process	$16,012	$53,342
Finished Goods	53,517	58,739

	$69,529	$112,081

5.    COMMITMENTS

We currently occupy two facilities under operating leases. The lease on our San Jose, California facility expires in March 2003. The future minimum payments under this lease for the remainder of the year ending September 30, 2002 and the year ending September 30, 2003 are $106,083 and $129,657, respectively. The lease on our Canfield, Ohio facility expires in October 2006. Future minimum payments under this lease for the remainder of the year ending September 30, 2002 and for each of the following four years ending September 30 are $35,693 and $71,387 per annum, respectively.

At March 31, 2002, we had $602,651 of outstanding letters of credit to our suppliers related to a commitment to purchase additional inventory. The letters of credit are secured by a money market account of $602,651, which is recorded as restricted cash.

6.    INCOME TAXES

Due to our loss position, there was no provision for income taxes for the three-month and six-month periods ended March 31, 2002 and 2001.

Item 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS:

FORWARD LOOKING STATEMENTS

This Quarterly Report on Form 10-QSB contains forward-looking statements within the meaning of section 27A of the Securities Act of 1933, as amended, and section 21E of the Securities Exchange Act of 1934, as amended. These statements include, but are not limited to, those statements marked with an asterisk (*). In addition, the Company may from time to time make forward-looking statements through statements that include the words “believes”, “expects”, “anticipates” or similar expressions. Such forward-looking statements involve known and unknown risks, uncertainties and other factors that may cause our actual results, performance or achievements to differ materially from those expressed or implied by such forward-looking statements. These factors include, but are not limited to, lower than expected customer orders and timing of actual orders of our wireless products; the timing and extent to which telephone companies adopt, initiate and promote programs involving our telephony adjunct devices; competition from other suppliers; changes in product mix or distribution channels; technological difficulties and resource constraints encountered in developing new products; inability to attract and retrain key personnel; delisting of our securities by Nasdaq; changes in regulatory requirements; and lack of growth in the market for wireless data communications devices. The reader should carefully consider, together with the other matters referred to herein, additional factors discussed from time to time in our public reports filed with the Securities and Exchange Commission. We caution the reader, however, that these factors may not be exhaustive.

The following discussion should be read in conjunction with the unaudited financial statements and notes thereto included in Part I—Item 1 of this Quarterly Report and the audited financial statements and notes thereto and Management’s Discussion and Analysis of Financial Condition and Results of Operations contained in our Annual Report on Form 10-KSB for the year ended September 30, 2001.

RESULTS OF OPERATIONS

Revenue

Revenue consists primarily of net revenue from the sale of telephony equipment, service revenue related to the Centrex Receptionist and NotifyLink products and royalty revenue. We recognize revenue on sales of telephony products when the product is delivered, title has transferred, and no obligations remain. Service income is recognized on a straight-line basis over the period of the service agreement. Revenue from royalty agreements is recognized on receipt of payment.

Revenue for the three month period ended March 31, 2002 decreased to $140,268 from $389,791 for the three month period ended March 31, 2001. Revenue for the six month period ended March 31, 2002 decreased to $373,213 from $752,106 for the six month period ended March 31, 2001. Revenue decreased from the previous year primarily due to decreased sales of $114,058 and $239,567 in the Call Manager product line in the three month and six month periods ending March 31, 2002, respectively. We have discontinued to sell the Call Manager in its original configuration but we may sell a number of units configured to support a customer that does not have access to the local telephone line and the ability to send traditional voice mail notification.* The new configuration utilizes our Visual Got Mail technology to provide notification of voice mail where stutter dial tone and FSK signaling is not available. Revenue for the three month period ended March 31, 2002 includes royalty revenue of $34,008 from our multi-sense/stutter-dial patent compared to $77,632 for the three month period ended March 31, 2001. Revenue for the six month period ended March 31, 2002 includes royalty revenue of $97,889 from our multi-sense/stutter-dial patent compared to $116,274 for the six month period ended March 31, 2001. There can be no assurance that we will not experience declines in revenue from our Centrex Receptionist product similar to declines we have experienced in the past. There is also no assurance that our multi-sense/stutter-dial technology will continue to be used so that we may continue to collect royalty income.

We sell our products in the United States primarily to 2way wireless carriers, regional bell operating companies and local exchange carriers. The Call Manager, Centrex Receptionist and royalty revenue accounted for 0%, 32% and 24%, respectively of total revenue in the three month period ended March 31, 2002. The same three revenue streams accounted for 29%, 19%, and 30%, respectively of total revenues in the three month period ended March 31, 2001. Sales to telephone companies were 31% and 66% of total revenue for the three-month periods ended March 31, 2002 and 2001, respectively. Significant portions of our revenue are concentrated in a small number of customers although not necessarily the same customers each period. One customer accounted for 30% and 25% of total sales in the three-month periods ended March 31, 2002 and 2001, respectively. A second customer accounted for 24% and 20% of total sales in the three-month periods ended March 31, 2002 and 2001, respectively. One other customer accounted for 11% of total sales in the three month period ended March 31, 2002.

The Call Manager, Centrex Receptionist and royalty revenue accounted for 0%, 34% and 26%, respectively of total revenue in the six month period ended March 31, 2002. The same three revenue streams accounted for 32%, 22% and 15%, respectively of total revenues in the six month period ended March 31, 2001. Sales to telephone companies were 49% and 72% of revenue for the six-month periods ended March 31, 2002 and 2001, respectively. Significant portions of our revenue are concentrated in a small number of customers although not necessarily the same customers each period. One customer accounted for 43% and 25% of total sales in the six-month periods ended March 31, 2002 and 2001, respectively. A second customer accounted for 26% and 15% of total sales in the six-month periods ended March 31, 2002 and 2001, respectively.

Our new wireless NotifyLink products were in limited release and did not account for significant revenue during the period. In November 2001, we received an order for our Call Manager product which, if occurs as planned, is expected to generate approximately $1 million of revenue in the second half of fiscal 2002.* Nevertheless, as we expect minimal sales of our traditional products in the future and as our new products are not yet in full release, we anticipate that we will continue to experience substantial variances in quarterly revenue.

At March 31, 2002, $424,000 of the deferred revenue is related to Call Manager product where title has transferred to our customer but the product has not been delivered. Fulfillment began in April 2002 after the second fiscal quarter ended and revenue will be recognized as delivery occurs. Another $167,000 of deferred income is related to products that have been delivered and are pending installation and configuration, at which time title transfers to the customer and revenue is recognized. $65,000 of the deferred revenue is related to service revenue that is being recognized over the periods of service agreements. The remaining $22,000 is related to software sales where revenue is recognized over the period of customer service obligation.

Cost of Sales

Cost of sales consists primarily of the cost to manufacture our products. Cost of sales decreased to $17,583 in the three month period ended March 31, 2002 from $397,445 for the three month period ended March 31, 2001. Cost of sales decreased to $50,776 in the six month period ended March 31, 2002 from $743,635 for the six month period ended March 31, 2001. These decreases were the result of decreased sales of the Call Manager product line that reduced the cost of sales in the three-month and six-month periods ending March 31, 2002 and the result of recording an inventory write-down of $200,000 associated with the Call Manager product line in the three month period ended March 31, 2001 and the result of recording an inventory write-down of $400,000 associated with the Call Manager product line in the six month period ended March 31, 2001.

Our gross margin increased to 87.5% and 86.4% in the three and six month periods ended March 31, 2002, respectively compared to 49.3% and 54.3% prior to the recording of the inventory write-down in the three and six periods ending March 31 2001, respectively. The increase in gross margin occurred because of increased royalty proceeds from our multi-sense/stutter-dial patent and a higher concentration of Centrex Receptionist revenue.

Our gross margin is affected by a number of factors, including product mix, product demand, pricing pressures, inventory write downs, warranty costs, and timing and amount of royalty revenue receipts. Considering these factors our gross margin has and will continue to fluctuate significantly and there can be no assurance that we will maintain our gross margins at the current levels.

During the six-month period ended March 31, 2001, we experienced a continued trend of lower sales of our Call Manager product line. We believed that the downward trend in sales of Call Manager products would continue. Consequently, we recorded inventory write-downs of $400,000 during the six month period ended March 31, 2001 of which $200,000 was originally recorded as losses on firm purchase commitments due to excess inventory of the Call Manager product line as a result of the lower sales forecast.

Research and development

Research and development expenses consist primarily of personnel costs, contract design services and supply expenses. Research and development expenses increased to $269,775 for the three month period ended March 31, 2002 from $241,665 for the three month period ended March 31, 2001. Research and development expenses increased to $562,884 for the six-month period ended March 31, 2002 from $528,183 for the six-month period ended March 31, 2001. These increases reflect the increase in our Ohio Staff that supports our efforts to expand our NotifyLink products to service other networks and devices. We expect to continue investing in this area of research and development but there can be no assurance that the market will accept these products.

We expect that our investment in research and development will continue at, or near, the current level for the remainder of fiscal 2002 in order that we may complete the products under development and enhance our current products.

Sales and marketing

Sales and marketing expense consists primarily of personnel, consulting, travel costs and sales commissions related to our sales and marketing efforts. Sales and marketing costs decreased to $152,189 for the three month period ended March 31, 2002 from $203,752 for the three month period ended March 31, 2001. Sales and marketing costs decreased to $296,994 for the six month period ended March 31, 2002 from $461,666 for the six month period ended March 31, 2001. These decreases are the result of personnel reductions, lower travel expense and lower advertising expense. Our move to our NotifyLink product line has changed our sales process as we concentrate on our relationships with various 2way wireless carriers and device manufacturers.

We anticipate that sales and marketing expenses will increase significantly in future quarters as we hire additional sales and customer support personnel and attempt to expand our existing and create new distribution channels.

General and administrative

General and administrative expense consists of general management and finance personnel costs, occupancy costs, professional fees and other general corporate expenses. General and administrative expenses increased to $487,431 for the three month period ended March 31, 2002 from $414,224 for the three month period ended March 31, 2001. General and administrative expenses increased to $871,085 for the six month period ended March 31, 2002 from $765,933 for the six month period ended March 31, 2001.These increases are primarily due to higher occupancy costs for both our San Jose, California and Canfield, Ohio facilities, higher legal and accounting costs and higher salary expense.

We expect that general and administrative expense may increase in future quarters, as we will need to hire additional accounting and financial personnel to support our anticipated growth.*

LIQUIDITY AND CAPITAL RESOURCES

During fiscal 2001, we financed our operations through a combination of existing cash balances, the sale of common stock, the sale of preferred stock and the proceeds from the exercise of warrants and options. Our ability to fund our recurring losses from operations depends upon our success in shifting our product focus into wireless e-mail notification and wireless e-mail notification market solutions, and/or raising other sources of financing. Management expects to enter into several additional arrangements during fiscal 2002 that it believes will produce increased revenue from these new products.* We believe that our existing cash balances are sufficient to fund our operations through at least September 30, 2002.* However, to fund our operations in fiscal 2003 we will need to raise additional funds, possibly through the sale of common stock or preferred stock.* There is no assurance that we will be successful in acquiring or raising these additional funds.

At March 31, 2002, we had cash and cash equivalents and restricted cash of $2,293,601. Of this amount, $602,651 is recorded as restricted cash, which is securing outstanding letters of credit to our suppliers issued in connection with commitments to purchase additional inventory of $602,651. If product demands continue or increase in the future, there is no assurance that our available cash will be sufficient to fund both letters of credit to purchase inventory and have enough available cash to support operations.

Cash used in operating activities decreased to $1,222,111 for the six month period ending March 31, 2002 from $1,584,675 for the six month period ending March 31, 2001. Cash used in operating activities for the six month period ending March 31, 2002 was primarily due to our net loss of $1,383,889, a decrease in accounts payable of $90,212 and an increase in accounts receivable of $242,682. These were offset by an increase in deferred revenue $413,730 and a decrease in inventory of $42,552. The increase in deferred revenue is due to the contractual passage of product for our pending voice mail program where delivery has not occurred. The decrease in inventory is also related to our pending voice mail program. The increase in accounts receivable is also a result of our new voice mail program. Cash used in operating activities for the six month period ending March 31, 2001 was due to our net loss of $1,641,285, a decrease in accrued liabilities of $119,870, a decrease in accounts payable of $279,317, partially offset by a decrease in accounts receivable of $297,316 and a decrease in inventory of $218,569.

Expenditures for property and equipment was $70,229 for the six month period ended March 31, 2001 compared to $2,070 in property and equipment expenditures during the same period of the prior year. The purchase of equipment was primarily incurred to support our new voice mail notification equipment and expand the capacity of our NotifyLink service.

We currently occupy two facilities under operating leases. The lease on our San Jose, California facility expires in March 2003. The future minimum payments under this lease for the remainder of the year ending September 30, 2002 and the year ending September 30, 2003 are $106,083 and $129,657, respectively. The lease on our Canfield, Ohio facility expires in October 2006. Future minimum payments under this lease for the remainder of the year ending September 30, 2002 and for each of the following four years ending September 30 are $35,693 and $71,387 per annum, respectively.

RISK FACTORS

We operate in a dynamic and rapidly changing business environment that involves numerous risks and uncertainties. The following section lists some, but not all, of these risks and uncertainties, which may have a material adverse effect on our business, financial condition or results of operations.

Our Securities May be Delisted From the Nasdaq Stock Market.

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

Our net tangible assets as of March 31, 2001 were below the $2,000,000 minimum required for our continued inclusion on the Nasdaq SmallCap Market. We believe that we will need to raise substantial additional capital in order to comply with the minimum listing requirements of the Nasdaq SmallCap Market and there can be no assurance that we will be able to raise additional financing.

Our common stock bid price is currently trading below $1.00. The Nasdaq Staff has informed us that if the bid price for our common stock does not increase to at least $1.00 for 10 consecutive trading days by August 13, 2002 that the Nasdaq Staff will provide us with written notification that our securities will be delisted. There can be no assurance that the bid price on our common stock will increase to at least $1.00 by August 13, 2002 or that we will be able to maintain the minimum bid price requirement on our common stock in the future.

If our securities were delisted from the Nasdaq SmallCap Market, trading, if any, in our Units, common stock and Class A warrants would thereafter be conducted in the over-the-counter market in the so-called “pink sheets” or on the National Association of Security Dealer’s “Electronic Bulletin Board.” As a result, the number of our securities that could be bought or sold would likely be reduced, transactions in our securities might be delayed and the prices for our securities might be lower than otherwise would be attained.

We Have a Limited Operating History and a History of Losses; Moreover, We May Never Be Profitable

We commenced operations in August 1994 and through January 1996 were engaged primarily in research and development. We made a decision in January 2000 to develop and sell software applications for the 2way wireless data market. Accordingly, we have a limited operating history, and we face all of the risks and uncertainties encountered by early-stage companies. For the fiscal years ended September 30, 2001, 2000, 1999, and 1998, we incurred net losses of $3,337,612, $3,526,452, $3,123,284 and $2,617,561 respectively. We incurred a net loss of $1,383,889 for six-month period ended March 31, and as of March 31, 2002, we had an accumulated deficit of $20,961,987 and working capital of $1,665,443. We anticipate having a negative cash flow from operating activities in future quarters and years. We also expect to incur further operating losses in future quarters and years until such time, if ever, as there is a substantial increase in orders for our products and product sales generating sufficient revenue to fund our continuing operations. There can be no assurance that sales of our products will ever generate significant revenue, that we will ever generate positive cash flow from our operations or that we will attain or thereafter sustain profitability in any future period.

We May Be Unable to Generate the Capital Necessary to Support Our Planned Level of Research and Development Activities or to Manufacture and Market Our Products.

At March 31, 2002, we had an accumulated deficit of $21.0 million and incurred a net loss of $3.3 million for the year ended September 30, 2001. Our recently developed products will need to attain favorable market acceptance in order for us to be able to continue our research and development activities and to fund operating expenses at current levels. However, because our NotifyLink wireless product line has not provided significant contributions to our revenues to date, the success of our business operations will depend upon our ability to obtain further financing until such time, if ever, as there is favorable market acceptance for our new wireless software products. Obtaining additional financing will be subject to a number of factors including market conditions, investor acceptance of our business plan, and investor sentiment. These factors may make the timing, amount, terms and conditions of additional financing unattractive or unavailable to us. If we are unable to raise additional financing, we will have to significantly reduce our spending, delay or cancel planned activities or substantially change our current corporate structure. In such an event, we intend to implement expense reduction plans in a timely manner. However, these actions would have material adverse effects on our business, results of operations, and prospects, resulting in a possible failure of our business.

Because of Our Financial Condition and Our Business Plans, Our Financial Statements Disclose That There is Substantial Doubt as to Our Ability to Continue as a Going Concern and Accordingly Our Business Has a High Risk of Failure

We are a development stage company that is currently researching and developing new products and enhancements to existing products. Due to our present financial condition and our business plans, there is substantial doubt as to our ability to continue as a going concern. To date, our NotifyLink product line and our Visual Got Mail product line do not provide significant contributions to our revenues. The success of our business operations will depend upon our ability to obtain further financing until such time, if ever, as there is favorable market acceptance for our new wireless software products. It is not possible for us to predict with assurance the outcome of these matters. If we are unable to obtain further financing and profitable operations from our new software wireless products, then our business will fail.

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

Our Quarterly Operating Results May Vary

We anticipate that we will experience significant fluctuations in our operating results in the future. Fluctuations in operating results may cause the price of our common stock, Units and Class A warrants to be volatile. Operating results may vary as a result of many factors, including the following:

•	our level of research and development;

•	our sales and marketing activities;

•	announcements by us or our competitors;

•	size and timing of orders from customers;

•	new product introductions by us or our competitors; and

•	price erosion.

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

We Depend on a Limited Number of Potential Customers and Need to Develop Marketing Channels

Currently, we have entered into agreements with three wireless carriers and one 2way wireless device manufacturer for the sale of our NotifyLink products and services. We have no direct sales force to sell our NotifyLink products and services to eventual users and we rely entirely upon our four customers to resell our NotifyLink products and services to users. In addition, we have granted Motorola the exclusive right to resell the editions of our NotifyLink software, which are compatible with Motorola’s current two paging devices, to wireless carriers other than WebLink Wireless and PageNet Canada. To date, we have received only limited revenue from our four NotifyLink customers, and we will receive revenue from these customers only to the extent that they successfully resell our products and services to users. In particular, we are dependent on Motorola’s willingness to promote the sales of our products through the major wireless carriers. The success of our NotifyLink Internet Edition web based product will be dependent on our ability to sell it to, or in conjunction with, the seven largest 2way wireless carriers. Our NotifyLink desktop software will be largely dependent on establishing a relationship with large 2way wireless device manufacturers. There can be no assurance that we will ever sell our NotifyLink products and services to additional 2way wireless carriers or 2way wireless device manufacturers or that we will ever receive any revenue from our existing customers

We believe that we can sell only limited quantities of our Call Manager and Centrex Receptionist products in the future. To date, we have sold our wireline products to five Regional Bell Operating Companies, or RBOCs, and twelve Local Exchange Carriers, or LECs. It took us substantially longer than we originally anticipated to qualify our wireline products and develop some of these marketing relationships necessary to make these sales. We have experienced a significantly reduced market for our Call Manager products. Our Centrex Receptionist product is selling at a reduced level and we do not anticipate a significant increase in Centrex Receptionist sales in future quarters. If we fail to develop significantly enhanced relationships with the RBOCs and LECs, our business and operating results would be materially adversely affected.

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

On May 17, 2001, Research In Motion Limited, the maker of the “Blackberry” hand-held computer, announced that it had been issued a patent on its Blackberry single mailbox integration. Generally, the patent relates to Research In Motion’s proprietary system and method of redirecting information between a host computer system, and a mobile communications device while maintaining a common electronic address between the host system and the mobile device. Research In Motion also announced that it had filed a complaint against Glenayre Technologies, Inc. for, among other items, patent and trademark infringement. Our intellectual property counsel has reviewed the patent and issued an opinion to us opining that version 4.0 of our Desktop software does not infringe on Research In Motion’s patent. Nevertheless, no assurances can be given that Research In Motion will not bring an action against us for a patent infringement or similar claim, or if any such claim is brought, the eventual results thereof.

We may be involved from time to time in litigation to determine the enforceability, scope and validity of any of our proprietary rights or of third parties asserting infringement claims against us. These claims could result in substantial cost to us and could divert our management and technical personnel away from their normal responsibilities.

We May Not Be Able to Obtain Critical Components from Our Manufacturers

Currently, we are able to obtain many key components used in our products only from single or limited sources. We do not have long term supply contracts with these or any other component vendors and purchase all of our components on a purchase order basis. Component shortages may occur and we may not be able to obtain the components we need in a timely manner and on a commercially reasonable basis. In particular, the microcontroller that forms the core of our Call Manager and Visual Got Mail products is manufactured only by Epson Electronics America, Inc. From time to time, the semiconductor industry has experienced extreme supply constraints. If we were unable to obtain sufficient quantities of microcontrollers from Epson Electronics America, Inc., our business and operating results would be materially adversely effected.

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

Sales of Outstanding Shares May Hurt Our Stock Price

The market price for our common stock could fall substantially if our shareholders sell large amounts of our common stock. Potential future sales of our common stock include the following:

•	1,249,621 shares of our common stock that are outstanding or that underlie warrants which were placed in an escrow in connection with our initial public offering.

•	The holder of an option to purchase 160,000 Units consisting of one share of common stock and one Class A warrant has demand and “piggy-back” registration rights covering our securities.

•	We have registered for resale 1,667,395 shares of outstanding common stock and 1,133,666 shares of common stock underlying outstanding warrants that were issued in March 1999 and November 2000.

•	We have registered for resale 8,132,820 shares of common stock that underlie our outstanding Series A preferred stock and warrants that were issued in July 2001.

Sales or the possibility of sales of our common stock in the public market may adversely affect the market price of our securities. Options and Warrants May Dilute Current Shareholders

The following options and warrants to purchase our common stock are outstanding:

•	1,600,000 Class A warrants to purchase 2,096,000 shares of our common stock for $4.96 per share, issued in connection with our initial public offering, subject to adjustment in some circumstances;

•	425,000 Class A warrants to purchase 556,750 shares of our common stock for $4.96 per share, issued in connection with our 1997 bridge financing;

•	an option to purchase 160,000 Units at a price per Unit of $7.00 issued to the underwriter of our initial public offering;

•	additional warrants as of March 31, 2002 to purchase 24,752 shares of our common stock;

•
2,162,119 options outstanding as of March 31, 2002 under our 1997 Stock Plan, and subject to vesting requirements. 967,543 shares of our common stock are reserved for issuance under our 1997 Stock Plan;

•	warrants as of September 30, 2001 to purchase 721,244 shares of common stock at a price of $1.00 per share held by David Brewer;

•	warrants to purchase 74,983 shares of common stock at a price of $1.00 held by various investors;

•
warrants to purchase 337,439 shares of common stock at a price of $0.01 per share issued to various prior investors as an anti-dilution adjustment to our issuance of securities in our July 2001 private placement;

•	warrants to purchase an aggregate of 1,871,651 shares of common stock at a price per share of $1.00 issued in connection with our July 2001 private placement; and

•
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

Our Stock Price May be Volatile

The market price for our common stock may be affected by a number of factors, including the announcement of new products or product enhancements by us or our competitors, the loss of services of one or more of our executive officers or other key employees, quarterly variations in our or our competitors’ results of operations, changes in earnings estimates, developments in our industry, sales of substantial numbers of shares of our common stock in the public market, general market conditions and other factors, including factors unrelated to our operating performance or the operating performance of our competitors. In addition, stock prices for many companies in the technology sector have experienced wide fluctuations that have often been unrelated to the operating performances of these companies. These factors and fluctuations, as well as general economic, political and market conditions, such as recessions, may materially adversely affect the market price of our common stock.

Our Net Income Will Be Decreased if the Escrow Securities Are Released

In connection with our initial public offering, many of our shareholders, including current officers, directors and employees, placed a substantial portion of our securities then held by them into an escrow. These securities will be released from escrow if we reach pre-tax earnings targets. Upon the release from this escrow of any securities owned by our officers, directors, consultants or employees, we will be required to record a compensation expense for financial reporting purposes. Accordingly, in any period in which securities are released from this escrow, we will record a substantial noncash charge to earnings that will increase our loss or reduce or eliminate earnings, if any, at that time. The amount of this charge will be equal to the aggregate market price of the securities owned by directors, officers and employees which are released from the escrow. Although the amount of compensation expense recognized by us will not affect our total shareholders’ equity or cash flow, it may have a depressive effect on the market price of our securities.

California’s Current Energy Crisis

California is in the midst of an energy crisis that could disrupt the conduct of sales, marketing, research and development, finance and other operations at the Company’s headquarters facilities. In the event of an acute power shortage, California has, on some occasions, implemented, and may in the future continue to implement, rolling blackouts throughout California. The Company uses third party hosting sites, that have emergency back-up generators, for its critical operations but the Company does not have sufficient back-up generating capacity or alternate sources of power to keep its headquarters in full operation in the event of a blackout. If blackouts interrupt the Company’s power supply, it would be temporarily unable to continue full operations at its headquarters. Any such interruption could damage the Company’s reputation, harm its ability to retain existing customers and to obtain new customers, and could result in lost revenue, any of which could substantially harm the Company’s business and results of operations.

Our Charter Provisions May Discourage Acquisition Bids

Our board of directors has authority to issue up to 5,000,000 shares of Preferred Stock and to determine the price, rights, preferences, privileges and restrictions, including voting rights for these shares, without any further vote or action by our shareholders. The rights of the holders of our common stock will be subject to, and may be adversely affected by, the rights of the holders of any Preferred Stock that may be issued in the future. The issuance of Preferred Stock, while providing flexibility in connection with possible acquisition and other corporate purposes, could have the effect of making it more difficult for a third party to acquire a majority of our outstanding voting stock. We have no current plans to issue shares of Preferred Stock.

PART II.    OTHER INFORMATION

ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

We held our Annual Meeting of Shareholders on February 27, 2002. Out of 5,287,636 shares of Common Stock and 501,000 shares of Series A Preferred Stock with voting rights equivalent to 5,010,000 shares of Common Stock entitled to vote at such meeting, there were present in person or by proxy 4,067,134 shares of Common Stock and 326,800 shares of Series A Preferred Stock with voting rights equivalent to 3,268,000 shares of Common Stock. At the Annual Meeting, the holders of our Common Stock and Series A Preferred Stock voted together as a single class and approved the following matters:

(a)
The elections of Paul F. DePond, Michael K. Ballard, Andrew H. Plevin, David A. Brewer, Harold Blue and Travis L. Provow as directors of Notify Technology Corporation for the ensuing year and until their successors are elected. The vote for the nominated directors was as follows:

Paul F. DePond, 7,328,534 votes cast for and 6,600 votes against; Michael K. Ballard, 7,328,534 votes cast for and 6,600 against; Andrew H. Plevin, 7,328,534 votes cast for and 6,600 votes against; David A. Brewer, 7,328,534 votes cast for and 6,600 votes against, Harold Blue, 7,328,534 votes cast for and 6,600 votes against and Travis L. Provow 7,328,534 votes cast for and 6,600 votes against.

(b)
To ratify and approve amendments to the Company’s 1997 Stock Plan to increase the number of shares issuable thereunder by 750,000. 2,582,370 votes were cast for and 46,167 votes against with 12,250 votes abstaining and 1,426,347 broker non-votes.

(c)
The ratification of the appointment of Ernst & Young LLP as independent auditors of the Company for the fiscal year ending September 30, 2002. 4,041,234 votes were cast for and 23,950 votes were cast against with 1,950 votes abstaining.

ITEM 6.    EXHIBITS AND REPORTS ON FORM 8-K

(a)  Exhibits:

10.1	*	Voice Mail Services Agreement between AT&T Corp. and the Registrant dated as of February 8, 2002.

10.2		1997 Stock Plan, as amended.

*	Confidential treatment has been requested for portions of this agreement.

(b)  Reports on Form 8-K

None

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: May 15, 2002	NOTIFY TECHNOLOGY CORPORATION

/s/ GERALD W. RICE
Chief Financial Officer (Principal Financial and Accounting Officer)

EXHIBIT INDEX

10.1*	Voice Mail Services Agreement between AT&T Corp. and the Registrant dated as of February 8, 2002.

10.2	1997 Stock Plan, as amended.

*	Confidential treatment has been requested for portions of this agreement.