Form 10QSB
period 2002-06-30
NOTIFY TECHNOLOGY CORP
filed 2002-08-14
CIK 1031980

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

(Mark One)

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended June 30, 2002

or

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

(408) 777-7920
(Issuer’s telephone number)

Check whether the Registrant (1) has filed all reports required to be filed by Section 13 of 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes     X       No

As of June 30, 2002 there were 5,567,193 shares of Common Stock outstanding.

Transitional Small Business Disclosure Format

Yes            No     X

PART I.    FINANCIAL INFORMATION (unaudited)

Item 1.    FINANCIAL STATEMENTS

NOTIFY TECHNOLOGY CORPORATION

BALANCE SHEET

	June 30, 2002	September 30, 2001
	(unaudited)	(1)
Assets
Current assets:
Cash and cash equivalents	$1,072,914	$3,304,823
Restricted cash	985,259	282,356
Accounts receivable	515,471	114,778
Inventories	75,241	112,081
Other current assets	50,283	48,674

Total current assets	2,699,168	3,862,712
Property and equipment, net	166,876	160,595

Total assets	$2,866,044	$4,023,307

Liabilities and shareholders’ equity
Current liabilities:
Accounts payable	$367,691	$163,888
Deferred revenue	339,217	263,963
Other accrued liabilities	401,379	366,277

Total current liabilities	1,108,287	794,128
Shareholders’ equity:
Preferred stock	735,067	1,079,967
Common stock	6,921	5,287
Additional paid-in capital	22,069,198	21,722,025
Retained earnings	(21,053,429)	(19,578,100)

Total shareholders’ equity	1,757,757	3,229,179

Total liabilities and shareholders’ equity	$2,866,044	$4,023,307

(1)	The information in this column was derived from our audited financial statements for the year ended September 30, 2001

See accompanying notes to unaudited financial statements

NOTIFY TECHNOLOGY CORPORATION

STATEMENTS OF OPERATIONS

	Three-month Periods Ended June 30,		Nine-month Periods Ended June 30,
	2002	2001	2002	2001
	(Unaudited)		(Unaudited)
Revenue:
Product sales and service revenue	$1,316,647	$285,539	$1,591,971	$921,371
Royalty revenue	18,426	22,302	116,315	138,576

Total revenue	1,335,073	307,841	1,708,286	1,059,947
Cost of Sales:
Product cost	569,404	122,753	620,179	466,388
Inventory write-downs	—	—	—	400,000

Total cost of sales	569,404	122,753	620,179	866,388

Gross profit	765,669	185,088	1,088,107	193,559
Operating expenses:
Research & development	274,108	266,309	836,993	794,492
Sales and marketing	180,894	188,459	477,887	650,126
General and administrative	406,640	628,334	1,277,725	1,394,267

Total operating expenses	861,642	1,083,102	2,592,605	2,838,885

Loss from operations	(95,973)	(898,014)	(1,504,498)	(2,645,326)
Other (income) and expense, net	(4,530)	(3,692)	(29,167)	(109,718)

Net loss	$(91,443)	$(894,322)	$(1,475,331)	$(2,535,608)

Basic and diluted net loss per share	$(0.02)	$(0.22)	$(0.36)	$(0.64)

Weighted average shares outstanding	4,277,762	4,027,786	4,146,559	3,962,497

See accompanying notes to unaudited financial statements

NOTIFY TECHNOLOGY CORPORATION

STATEMENTS OF CASH FLOWS

	Nine-month Periods Ended June 30,
	2002	2001
	(Unaudited)
Cash flows used in operating activities:
Net loss	$(1,475,332)	$(2,535,608)
Adjustments to reconcile net loss to cash used in operating activities:
Depreciation and amortization	80,895	100,892
Stock compensation expense	4,800	—
Changes in operating assets and activities:
Accounts receivable	(400,692)	333,653
Inventories	36,840	328,214
Other current assets	(1,609)	(132,431)
Accounts payable	203,802	45,514
Deferred revenue	75,254	(169,756)
Other accrued liabilities	35,102	(10,497)

Net cash used in operating activities	(1,440,940)	(2,040,019)

Cash flows provided by (used in) investing activities:
Expenditures for property & equipment	(87,175)	(5,070)
Decrease (increase) in restricted cash	(702,903)	764,698

Net cash provided by (used in) investing activities	(790,078)	759,628

Cash flows provided by (used in) financing activities:
Proceeds from issuance of common stock, net of issuance costs	(1,237)	1,209,748
Proceeds from exercise of options and warrants	346	7,795

Net cash provided by (used in) financing activities	(891)	1,217,543

Increase (decrease) in cash and cash equivalents	(2,231,909)	(62,848)
Cash and cash equivalents at beginning of period	3,304,823	311,795

Cash and cash equivalents at end of period	$1,072,914	$248,947

Supplemental disclosure of non-cash transactions
Conversion of preferred stock to common stock	$21,557	$—

See accompanying notes to unaudited financial statements

NOTIFY TECHNOLOGY CORPORATION

NOTES TO THE FINANCIAL STATEMENTS (Unaudited)

1.    BASIS OF PRESENTATION

The accompanying unaudited financial statements of Notify Technology Corporation (referred to as “we”, “us” and “our” unless the context otherwise requires) have been prepared in accordance with generally accepted accounting principles for interim financial information and the instructions of Regulation S-B Item 310(b) and Article 10 of Regulation S-X. The balance sheet as of June 30, 2002, the statements of operations for the three month and nine-month periods ended June 30, 2002 and 2001 and the statements of cash flows for the nine-month periods ended June 30, 2002 and 2001 are unaudited but include all adjustments (consisting only of normal recurring adjustments), which we consider necessary for a fair presentation of the financial position at such date and the operating results and cash flows for those periods. The balance sheet at September 30, 2001 is derived from audited financial statements. Although we believe that the disclosures in these financial statements are adequate to make the information presented not misleading, certain information normally included in financial statements and related footnotes prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission. The accompanying financial statements should be read in conjunction with the financial statements and notes thereto included in our Annual Report on Form 10-KSB for the year ended September 30, 2001.

Results for any interim period are not necessarily indicative of results for any other interim period or for the entire year.

2.    GOING CONCERN

We are a development stage company that is currently researching and developing new products and enhancements to existing products. Due to our present financial condition and our business plans, there is substantial doubt as to our ability to continue as a going concern. To date, our NotifyLink product line does not provide significant contributions to our revenues and our Visual Got Mail solution sales are highly concentrated in one customer. The success of our business operations will depend upon our ability to obtain further financing until such time, if ever, as there is favorable market acceptance for our new wireless software products. It is not possible for us to predict with assurance the outcome of these matters. If we are unable to obtain further financing and profitable operations from our new software wireless products, then our business will fail.

3.    LIQUIDITY AND CAPITAL RESOURCES

During fiscal 2001, we financed our operations through a combination of existing cash balances, the sale of common stock, the sale of preferred stock and the proceeds from the exercise of warrants and options. During fiscal 2002, we financed our operations through existing cash balances. Our ability to fund our recurring losses from operations depends upon the success of our wireline Visual Got Mail solution and the success in our wireless products designed for wireless e-mail notification and wireless e-mail notification market solutions, and/or raising other sources of financing. Management entered into several additional arrangements during fiscal 2002 that it believed would produce increased revenue from our NotifyLink products but that increase has not yet materialized. We believe that our existing cash balances are sufficient to fund our operations through at least December 31, 2002.* However, to fund our operations during the remainder of fiscal 2003 we will need to raise additional funds and adjust downward our level of spending.* There is no assurance that we will be successful in acquiring or raising these additional funds or reducing expenses sufficiently.

4.    NET LOSS PER SHARE

The weighted average number of common shares used in the net loss per share calculation was reduced by the common stock and potential common shares placed in escrow in connection with our initial public offering. Options to purchase 2,210,119 and 1,649,285 shares of common stock were outstanding at June 30, 2002 and 2001, respectively, but were not included in the computation of diluted net loss per share as the effect would be anti-dilutive.

NOTIFY TECHNOLOGY CORPORATION

5.    USE OF ESTIMATES

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

6.    INVENTORIES

Inventories consist principally of subassemblies and finished goods, which are stated at lower of cost (first-in, first-out) or market.

	June 30, 2002	September 30, 2001
Raw Material	$4,562	$—
Work In Process	16,509	53,342
Finished Goods	54,170	58,739

	$75,241	$112,081

7.    COMMITMENTS

We currently occupy two facilities under operating leases. The lease on our San Jose, California facility expires in March 2003. The future minimum payments under this lease for the remainder of the year ending September 30, 2002 and the year ending September 30, 2003 are $53,042 and $129,657, respectively. The lease on our Canfield, Ohio facility expires in October 2006. Future minimum payments under this lease for the remainder of the year ending September 30, 2002 and for each of the following four years ending September 30 are $17,847 and $71,387 per annum, respectively.

At June 30, 2002, we had $985,259 of outstanding letters of credit to our suppliers related to a commitment to purchase additional inventory. The letters of credit are secured by a money market account of $985,259, which is recorded as restricted cash.

8.    INCOME TAXES

Due to our loss position, there was no provision for income taxes for the three-month and nine-month periods ended June 30, 2002 and 2001.

Item 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS:

FORWARD LOOKING STATEMENTS

This Quarterly Report on Form 10-QSB contains forward-looking statements within the meaning of section 27A of the Securities Act of 1933, as amended, and section 21E of the Securities Exchange Act of 1934, as amended. These statements include, but are not limited to, those statements marked with an asterisk (*). In addition, the Company may from time to time make forward-looking statements through statements that include the words “believes”, “expects”, “anticipates” or similar expressions. Such forward-looking statements involve known and unknown risks, uncertainties and other factors that may cause our actual results, performance or achievements to differ materially from those expressed or implied by such forward-looking statements. These factors include, but are not limited to, the concentration of our revenue in a single customer, the pace of the roll-out of our Visual Got Mail solution and the degree of continued use by customers, the level of customer orders and timing of actual orders of our wireless products; competition from other suppliers; changes in product mix or distribution channels; technological difficulties and resource constraints encountered in developing new products; inability to attract and retrain key personnel; delisting of our securities by Nasdaq; changes in regulatory requirements; and lack of growth in the market for wireless data communications devices. The reader should carefully consider, together with the other matters referred

NOTIFY TECHNOLOGY CORPORATION

to herein, additional factors discussed from time to time in our public reports filed with the Securities and Exchange Commission. We caution the reader, however, that these factors may not be exhaustive.

The following discussion should be read in conjunction with the unaudited financial statements and notes thereto included in Part I—Item 1 of this Quarterly Report and the audited financial statements and notes thereto and Management’s Discussion and Analysis of Financial Condition and Results of Operations contained in our Annual Report on Form 10-KSB for the year ended September 30, 2001.

RESULTS OF OPERATIONS

Revenue

Revenue consists primarily of net revenue from the sale of telephony equipment, service revenue related to the Visual Got Mail solution, Centrex Receptionist and NotifyLink products, and royalty revenue. We recognize revenue on sales of telephony products when the product is delivered, title has transferred, and no obligations remain. Service income is recognized on a straight-line basis over the period of the service agreement. Revenue from royalty agreements is recognized on receipt of payment.

Revenue for the three month period ended June 30, 2002 increased to $1,335,073 from $307,841 for the three month period ended June 30, 2001. Revenue for the nine month period ended June 30, 2002 increased to $1,708,286 from $1,059,947 for the nine month period ended June 30, 2001. Revenue increased from the prior periods primarily due to the introduction in April 2002 of our Visual Got Mail solution. The Visual Got Mail solution allows competitive providers of local phones service to offer voice mail, including message notification, to local phone customers without relying on a stutter dial tone or FSK signaling provided by the incumbent phone company. The Visual Got Mail solution consists of a hardware product, based on our Call Manager product, that provides a visual indication that a phone customer has received a voice message and a subscription service, operated by us, which links the hardware product to the competitive provider’s voice mail platform. We sell the hardware product and related fulfillment services to the provider and also receive from the provider a monthly fee for each active user for providing the subscription service. For the three month period ending June 30, 2002, revenue from our Visual Got Mail solution was $1,167,187. In comparison, during the three month and nine month periods ending June 30, 2001, sale of our Call Manager product in its original configuration (which we have now discontinued selling) were $96,077 and $332,813, respectively. Revenue for the three month period ended June 30, 2002 includes royalty revenue of $18,426, from our multi-sense/stutter-dial patent compared to $22,302 for the three month period ended June 30, 2001. Revenue for the nine month period ended June 30, 2002 includes royalty revenue of $116,315 from our multi-sense/stutter-dial patent compared to $138,576 for the nine month period ended June 30, 2001. Revenue from our NotifyLink products and service was insignificant. Revenue from the Centrex Receptionist is lower than we experienced in past years and there can be no assurance that we will not experience an additional decline in revenue from our Centrex Receptionist product in the future. There is also no assurance that our multi-sense/stutter-dial technology will continue to be used so that we may continue to collect royalty income.

We sell our products in the United States primarily to 2way wireless carriers, long distance telephone carriers, regional bell operating companies and local exchange carriers. The Visual Got Mail solution, Centrex Receptionist, and royalty revenue accounted for 87%, 6% and 1%, respectively of total revenue in the three month period ended June 30, 2002. Revenue from our Call Manager product, Centrex Receptionist, and royalty revenue accounted for 36%, 34%, and 7%, respectively of total revenues in the three month period ended June 30, 2001. Sales to telephone companies were 94% and 84% of total revenue for the three-month periods ended June 30, 2002 and 2001, respectively. Significant portions of our revenue are concentrated in a small number of customers although not necessarily the same customers each period. One customer accounted for 90% of total sales in the three-month period ended June 30, 2002. Three other customers accounted for 34%, 20% and 14% of the total sales in the three month period ended June 30, 2001.

The Visual Got Mail solution, Centrex Receptionist and royalty revenue accounted for 68%, 17% and 7%, respectively of total revenue in the nine month period ended June 30, 2002. Revenue from our Call Manager product, Centrex Receptionist, and royalty revenue accounted for 37%, 33% and 13%, respectively of total revenues in the nine month period ended June 30, 2001. Sales to telephone companies were 84% and 75% of revenue for the nine-month periods ended June 30, 2002 and 2001, respectively. Significant portions of our revenue are concentrated in a small number of customers although not necessarily the same customers

NOTIFY TECHNOLOGY CORPORATION

each period. One customer accounted for 12% and 23% of total sales in the nine-month periods ended June 30, 2002 and 2001, respectively. A second customer accounted for 70% of total sales in the nine-month periods ended June 30, 2002.

Our new wireless NotifyLink products have not sold as anticipated and did not account for significant revenue during either the three month or nine month period ending June 30, 2002. Consequently, we are re-evaluating the level of investment in the wireless NotifyLink product line. Demand for our Visual Got Mail solution generated $1,167,000 of sales in the three month period ended June 30, 2002. Of the revenue generated from our Visual Got Mail solution, monthly service fees from the Visual Got Mail solution units that were active during the quarter represented $56,000. This monthly service fee is an ongoing revenue stream as long as each end user is an active Voice Mail customer.* The Visual Got Mail solution utilizes a modified version of our traditional Call Manager device. Although the Visual Got Mail solution is shipping in significant volume, and, as of July 31, 2002, we had a backlog of $3,200,000, we expect minimal sales of our traditional Call Manager in the future. Since our NotifyLink products have been slow to sell despite apparent interest, and the Visual Got Mail solution is being sold to a single customer, we anticipate that we will continue to experience substantial variances in quarterly revenue.

At June 30, 2002, $64,000 of the deferred revenue is related to the Visual Got Mail solution where title has transferred to our customer but the product has not been delivered. Fulfillment began in April 2002 after the second fiscal quarter ended and revenue will be recognized as delivery occurs. Another $167,000 of deferred income is related to Centrex Receptionist products that have been delivered and are pending installation and configuration, at which time title transfers to the customer and revenue is recognized. $86,000 of the deferred revenue is related to service revenue that is being recognized over the periods of service agreements. The remaining $22,000 is related to software sales where revenue is recognized over the period of customer service obligation.

Cost of Sales

Cost of sales consists primarily of the cost to manufacture our products. Cost of sales increased to $569,404 in the three month period ended June 30, 2002 from $122,753 for the three month period ended June 30, 2001. This increase was the result of Visual Got Mail solution shipments. The cost of the Visual Got Mail solution shipments was significantly reduced by the use of $548,000 in inventory which had been written-down in prior periods as components in these products . Cost of sales decreased to $620,179 in the nine month period ended June 30, 2002 from $866,388 for the nine month period ended June 30, 2001. This decrease was the result of the fewer sales of our traditional Call Manager offset by the cost of the Visual Got Mail solution as well as write-downs of inventory of $400,000 in the nine month period ended June 30,2001.

Our gross margin was 57.4% and 63.7% in the three and nine month periods ended June 30, 2002, respectively compared to 60.1% and 56.0% in the three and nine month periods ending June 30 2001, respectively excluding the impact of the write-down of inventory in the nine month period ending June 30, 2001. The decrease in gross margin for the three month period ended June 30, 2002 compared to the three month period ended June 30, 2001 was the combination effect of a major mix change offset by the sale of previously written-down inventory with an original cost of $548,000. The mix change resulted from higher sales of the lower margin Visual Got Mail solution relative to sales of the higher margin Centrex Receptionist. Revenue from our Visual Got Mail solution was $1,167,000 in the period ended June 30, 2002 compared to only $111,000 of Call Manager product in the period ended June 30, 2001. Comparably, the Centrex Receptionist product line generated $79,000 and $105,000 in the three month period ended June 30, 2002 and 2001, respectively. The sale of previously written-down inventory improved our gross margins by approximately 41%. The margins for the nine month period ended June 30, 2002 were impacted by the same issues and resulted in an improvement of approximately 8% in the gross margin this year versus the same nine month period last year.

Our gross margin was affected by a number of factors, including product mix, product demand, pricing pressures, inventory write downs, warranty costs, and timing and amount of royalty revenue receipts. Considering these factors our gross margin has and will continue to fluctuate significantly and there can be no assurance that we will maintain our gross margins at the current levels.

NOTIFY TECHNOLOGY CORPORATION

Research and development

Research and development expenses consist primarily of personnel costs, contract design services and supply expenses. Research and development expenses increased to $274,108 for the three month period ended June 30, 2002 from $266,309 for the three month period ended June 30, 2001. Research and development expenses increased to $836,992 for the nine-month period ended June 30, 2002 from $794,492 for the nine-month period ended June 30, 2001. These increases reflect the increase in our Ohio Staff that supports our efforts to expand our NotifyLink products to service other networks and devices.

We expect to evaluate our investment in research and development due to financial constraints and we may not complete the products under development and enhance our current products as soon as we had planned.

Sales and marketing

Sales and marketing expense consists primarily of personnel, consulting, travel costs and sales commissions related to our sales and marketing efforts. Sales and marketing costs decreased to $180,894 for the three month period ended June 30, 2002 from $188,459 for the three month period ended June 30, 2001. Sales and marketing costs decreased to $477,888 for the nine month period ended June 30, 2002 from $650,126 for the nine month period ended June 30, 2001. These decreases are the result of personnel reductions, lower travel expense and lower advertising expense. Our move to our NotifyLink product line has changed our sales process as we concentrate on our relationships with various 2way wireless carriers and device manufacturers.

We plan to evaluate our sales and marketing expenses and focus on our successful product lines in the near future.

General and administrative

General and administrative expense consists of general management and finance personnel costs, occupancy costs, professional fees and other general corporate expenses. General and administrative expenses decreased to $406,640 for the three month period ended June 30, 2002 from $628,334 for the three month period ended June 30, 2001. General and administrative expenses decreased to $1,277,725 for the nine month period ended June 30, 2002 from $1,394,267 for the nine month period ended June 30, 2001.These decreases are primarily due to heavy legal activity in the three months ending June 30, 2001 associated with the successful appeal of a Nasdaq delisting determination.

We expect that general and administrative expense may increase in future quarters as we respond to the recent changes in reporting requirements as a public company.

LIQUIDITY AND CAPITAL RESOURCES

During fiscal 2001, we financed our operations through a combination of existing cash balances, the sale of common stock, the sale of preferred stock and the proceeds from the exercise of warrants and options. During fiscal 2002, we financed our operations through existing cash balances. Our ability to fund our recurring losses from operations depends upon the continued success of our wireline Visual Got Mail solution and the success in our wireless products designed for wireless e-mail notification and wireless e-mail notification market solutions, and/or raising other sources of financing. Management entered into several additional arrangements during fiscal 2002 that it believed would produce increased revenue from our NotifyLink products but that increase has not yet materialized. We believe that our existing cash balances are sufficient to fund our operations through at least December 31, 2002.* However, to fund our operations during the remainder of fiscal 2003 we will need to raise additional funds and adjust downward our level of spending.* There is no assurance that we will be successful in acquiring or raising these additional funds or reducing expenses sufficiently.

At June 30, 2002, we had cash and cash equivalents and restricted cash of $2,058,173. Of this amount, $985,259 is recorded as restricted cash, which is securing outstanding letters of credit to our suppliers issued in connection with commitments to purchase additional inventory of $1,680,000. All of the commitments by Notify to purchase inventory are supported by matching commitments from Notify customers to purchase the Notify product. If product demands continue or increase in the future, there is no

NOTIFY TECHNOLOGY CORPORATION

assurance that our available cash will be sufficient to fund both letters of credit to purchase inventory and have enough available cash to support operations.

Cash used in operating activities decreased to $1,440,940 for the nine month period ending June 30, 2002 from $2,040,019 for the nine month period ending June 30, 2001. Cash used in operating activities for the nine month period ending June 30, 2002 was primarily due to our net loss of $1,475,332, and an increase in our accounts receivable of $400,692. These were offset by an increase in accounts payable of $203,802 and an increase in deferred revenue of $75,254. The increase in deferred revenue is due to the Visual Got Mail solution where title has passed but the product has not been delivered. The increase in accounts receivable is a result of the increase in revenue from the Visual Got Mail solution. Cash used in operating activities for the nine month period ending June 30, 2001 was due to our net loss of $2,535,608, a decrease in deferred income of $169,756 offset by reductions in accounts receivable of $333,652 and inventories of $328,214.

Expenditures for property and equipment was $87,175 for the nine month period ended June 30, 2002 compared to $5,070 in property and equipment expenditures during the same period of the prior year. The purchase of equipment was primarily incurred to support our new voice mail notification equipment and expand the capacity of our NotifyLink service.

We currently occupy two facilities under operating leases. The lease on our San Jose, California facility expires in March 2003. The future minimum payments under this lease for the remainder of the year ending September 30, 2002 and the year ending September 30, 2003 are $53,042 and $129,657, respectively. The lease on our Canfield, Ohio facility expires in October 2006. Future minimum payments under this lease for the remainder of the year ending September 30, 2002 and for each of the following four years ending September 30 are $17,847 and $71,387 per annum, respectively.

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

Our net tangible assets as of June 30, 2002 were below the $2,000,000 minimum required for our continued inclusion on the Nasdaq SmallCap Market. We believe that we will need to raise substantial additional capital in order to comply with the minimum listing requirements of the Nasdaq SmallCap Market and there can be no assurance that we will be able to raise additional financing.

Our common stock bid price is currently trading below $1.00. The Nasdaq Staff has informed us that if the bid price for our common stock does not increase to at least $1.00 for 10 consecutive trading days by August 13, 2002 that the Nasdaq Staff will provide us with written notification that our securities will be delisted. The bid price on our common stock did not increase to at least $1.00 by August 13, 2002.

NOTIFY TECHNOLOGY CORPORATION

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

Most of our Revenue is Derived from the Sale of a Single Solution to a Single Customer

For the three month period ending June 30, 2002, 90% of our revenue came from the sale of our Visual Got Mail solution to a single competitive provider of local phone services. As we do not anticipate sales from our other products, including our Centrex Receptionist product and NotifyLink services, to increase significantly in the near term, we expect our revenue for at least the next two quarters and possibly longer will be largely dependent on our ability to continue selling to this customer. Though as of July 31, 2002, we had a backlog of approximately $3,200,000 in orders from this customer, there can be no assurance that we will receive additional orders from this customer. In addition, a significant portion of the revenue and a disproportionate amount of the operating profit related to the Visual Got Mail solution is derived from our provision of fulfillment services and subscription services. If, for whatever reason, this customer is not able to sell its services to its customers at the rate implied by its level of orders with us, our revenue, operating profit and financial condition would be materially adversely affected. In addition, this customer could at any time decide to decrease its sales efforts with respect to local phone service, cease to promote or provide voice mail services or use an alternative to our Visual Got Mail solution. In such an event, we would have no alternative distribution channel for our Visual Got Mail solution and our revenue, operating results and financial condition would be materially adversely affected.

We Have a Limited Operating History and a History of Losses; Moreover, We May Never Be Profitable

We commenced operations in August 1994 and through January 1996 were engaged primarily in research and development. We made a decision in January 2000 to develop and sell software applications for the 2way wireless data market. Accordingly, we have a limited operating history, and we face all of the risks and uncertainties encountered by early-stage companies. For the fiscal years ended September 30, 2001, 2000, 1999, and 1998, we incurred net losses of $3,337,612, $3,526,452, $3,123,284 and $2,617,561 respectively. We incurred a net loss of $1,475,332 for nine-month period ended June 30, 2002 and as of June 30, 2002, we had an accumulated deficit of $21,053,429 and working capital of $1,590,881. We anticipate having a negative cash flow from operating activities in future quarters and years. We also expect to incur further operating losses in future quarters and years until such time, if ever, as there is a substantial increase in orders for our products and product sales generating sufficient revenue to fund our continuing operations. There can be no assurance that sales of our products will ever generate significant revenue, that we will ever generate positive cash flow from our operations or that we will attain or thereafter sustain profitability in any future period.

We May Be Unable to Generate the Capital Necessary to Support Our Planned Level of Research and Development Activities or to Manufacture and Market Our Products.

At June 30, 2002, we had an accumulated deficit of $21.0 million and incurred a net loss of $3.3 million for the year ended September 30, 2001. Our recently developed products will need to attain favorable market acceptance in order for us to be able to continue our research and development activities and to fund operating expenses at current levels. However, because our NotifyLink wireless product line has not provided significant contributions to our revenues to date, the success of our business operations will depend upon our ability to obtain further financing until such time, if ever, as there is favorable market acceptance for our new wireless software products. Obtaining additional financing will be subject to a number of factors including market conditions, investor acceptance of our business plan, and investor sentiment. These factors may make the timing, amount, terms and conditions of additional financing unattractive or unavailable to us. If we are unable to raise additional financing, we will have to significantly reduce our spending, delay or cancel planned activities or substantially change our current corporate structure. In such an event, we intend to implement expense reduction plans in a timely manner. However, these actions would have material adverse effects on our business, results of operations, and prospects, resulting in a possible failure of our business.

NOTIFY TECHNOLOGY CORPORATION

Because of Our Financial Condition and Our Business Plans, Our Financial Statements Disclose That There is Substantial Doubt as to Our Ability to Continue as a Going Concern and Accordingly Our Business Has a High Risk of Failure

We are a development stage company that is currently researching and developing new products and enhancements to existing products. Due to our present financial condition and our business plans, there is substantial doubt as to our ability to continue as a going concern. To date, our NotifyLink product line does not provide significant contributions to our revenues and our Visual Got Mail solution sales are highly concentrated in one customer. The success of our business operations will depend upon our ability to obtain further financing until such time, if ever, as there is favorable market acceptance for our new wireless software products. It is not possible for us to predict with assurance the outcome of these matters. If we are unable to obtain further financing and profitable operations from our new software wireless products, then our business will fail.

If the Market for Wireless Data Communications Devices Does Not Grow, We May Not Successfully Sell Our NotifyLink Products

The overall market for wireless data communications devices has experienced significant growth in recent years. The success of our NotifyLink Internet Edition and Standard Edition products depends upon this growth. There can be no assurance that the market for wireless software products will continue to grow, that firms within the industry will adopt our software products for integration with their wireless data communications solutions, or that we will be successful in independently establishing product markets for our wireless software products. In fact, our sales and marketing efforts over the last year have not resulted in significant sales of our NotifyLink product. In addition, if a number of ReFlex carriers should go out of business, we would have more difficulty selling our NotifyLink products to the fewer remaining ReFlex carriers. If the various markets in which our software products compete fail to grow, or grow more slowly than we currently anticipate, or if we were unable to establish product markets for our new software products, our business, results of operation and financial condition would be materially adversely affected.

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

NOTIFY TECHNOLOGY CORPORATION

quarter comparisons of our results of operations are not necessarily meaningful and should not be relied upon as indications of the future performance.

Our Products May Not Be Accepted

We sold our first Centrex Receptionist in March 1998, the first Call Manager product in April 1999, announced the launch of our new NotifyLink web based service and our NotifyLink Desktop products in November 2000 and launched our Visual Got Mail solution for voice mail in April 2002. To date, we have received only limited revenue from the sale of these products and our current revenues are highly concentrated in one customer. While we currently have significant sales of our wireline products and believe that our wireless products are commercially viable, developing products for the consumer and business marketplaces is inherently difficult and uncertain. We do not believe our sales to date are sufficient to determine whether or not there is meaningful consumer or business demand for our products.

We intend to devote significant resources to sales and marketing efforts and to promote consumer and business interest in our products. There can be no assurance that such efforts will be successful or that significant market demand for our products will ever develop.

We Depend on a Limited Number of Potential Customers and Need to Develop Marketing Channels

Currently, we have entered into agreements with one wireline carrier, three wireless carriers and one 2way wireless device manufacturer for the sale of our Call Manager, Visual Got Mail solution and NotifyLink products and services. We have a limited direct sales force to sell our NotifyLink products and services to eventual users and we rely heavily upon our four customers to resell our NotifyLink products and services to users. In addition, we have granted Motorola the exclusive right to resell the editions of our NotifyLink software, which are compatible with Motorola’s current two paging devices, to wireless carriers other than WebLink Wireless and PageNet Canada. To date, we have one current program for our Visual Got Mail solution but received only limited revenue from our four NotifyLink customers, and we will receive revenue from these customers only to the extent that they successfully resell our products and services to users. On the Visual Got Mail solution, we are highly dependant on one customer. The success of our NotifyLink Internet Edition web based product will be dependent on our ability to sell it to, or in conjunction with, the seven largest 2way wireless carriers. Our NotifyLink desktop software will be largely dependent on establishing a relationship with large 2way wireless device manufacturers. There can be no assurance that we will ever sell our NotifyLink products and services to additional 2way wireless carriers or 2way wireless device manufacturers or that we will ever receive any revenue from our existing customers.

We believe that we can sell only limited quantities of our Visual Got Mail solution and Centrex Receptionist products in the future. To date, we have sold our wireline products to one long distance carrier, five Regional Bell Operating Companies, or RBOCs, and twelve Local Exchange Carriers, or LECs. It took us substantially longer than we originally anticipated qualifying our wireline products and developing some of these marketing relationships necessary to make these sales. We are selling a version of our Visual Got Mail solution to a long distance carrier but we have experienced a significantly reduced market for our traditional Call Manager product. Our Centrex Receptionist product is selling at a reduced level and we do not anticipate a significant increase in Centrex Receptionist sales in future quarters. If we fail to develop significantly enhanced relationships with the RBOCs, LECs or other long distance carriers, our business and operating results would be materially adversely affected.

We also intend to continue to develop other distribution channels for our products by including certain wireless device manufacturers, national wireless carriers and potential development of internet service provider channels. Our management will need to expend time and effort to develop these channels. Because our marketing efforts have been largely focused on developing relationships with RBOCs and LECs, our management has had only limited experience in selling our products through these channels. We may not be able to implement this marketing and distribution program to expand our distribution channels and any marketing efforts undertaken by or on behalf of us may not be successful.

Our Products May Suffer from Defects

Some of our products will consist of software and service related to our wireless NotifyLink product line. Our NotifyLink products incorporate a mix of new and proven technology that has been tested

NOTIFY TECHNOLOGY CORPORATION

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

NOTIFY TECHNOLOGY CORPORATION

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

We May Not Be Able to Obtain Critical Components from Our Manufacturers

Currently, we are able to obtain many key components used in our products only from single or limited sources. We do not have long term supply contracts with these or any other component vendors and purchase all of our components on a purchase order basis. Component shortages may occur and we may not be able to obtain the components we need in a timely manner and on a commercially reasonable basis. In particular, the micro controller that forms the core of our Call Manager and Visual Got Mail products is manufactured only by Epson Electronics America, Inc. From time to time, the semiconductor industry has experienced extreme supply constraints. If we were unable to obtain sufficient quantities of micro controllers from Epson Electronics America, Inc., our business and operating results would be materially adversely effected.

We utilize offshore manufactures to manufacture our products and these manufacturers may not be able to support our manufacturing requirements. If we are unable to obtain sufficient quantities of sole-source components or subassemblies, or to develop alternate sources, we could experience delays or reductions in product shipments or be forced to redesign our products. Each of these scenarios could materially adversely affect our business and operating results.

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

NOTIFY TECHNOLOGY CORPORATION

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

The following options and warrants to purchase our common stock are outstanding:

•	1,600,000 Class A warrants to purchase 2,096,000 shares of our common stock for $4.96 per share, issued in connection with our initial public offering, subject to adjustment in some circumstances;

•	425,000 Class A warrants to purchase 556,750 shares of our common stock for $4.96 per share, issued in connection with our 1997 bridge financing;

•	an option to purchase 160,000 Units at a price per Unit of $7.00 issued to the underwriter of our initial public offering;

•	additional warrants as of June 30, 2002 to purchase 24,752 shares of our common stock;

•
2,210,119 options outstanding as of June 30, 2002 under our 1997 Stock Plan, and subject to vesting requirements. 919,543 shares of our common stock are reserved for issuance under our 1997 Stock Plan;

•	warrants as of September 30, 2001 to purchase 721,244 shares of common stock at a price of $1.00 per share held by David Brewer;

•	warrants to purchase 74,983 shares of common stock at a price of $1.00 held by various investors;

•
warrants to purchase 306,831 shares of common stock at a price of $0.01 per share issued to various prior investors as an anti-dilution adjustment to our issuance of securities in our July 2001 private placement;

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

NOTIFY TECHNOLOGY CORPORATION

Our Net Income Will Be Decreased if the Escrow Securities Are Released

In connection with our initial public offering, many of our shareholders, including current officers, directors and employees, placed a substantial portion of our securities then held by them into an escrow. These securities will be released from escrow if we reach pre-tax earnings targets. Upon the release from this escrow of any securities owned by our officers, directors, consultants or employees, we will be required to record a compensation expense for financial reporting purposes. Accordingly, in any period in which securities are released from this escrow, we will record a substantial noncash charge to earnings that will increase our loss or reduce or eliminate earnings, if any, at that time. The amount of this charge will be equal to the aggregate market price of the securities owned by directors, officers and employees that are released from the escrow. Although the amount of compensation expense recognized by us will not affect our total shareholders’ equity or cash flow, it may have a depressive effect on the market price of our securities.

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

NOTIFY TECHNOLOGY CORPORATION

PART II.    OTHER INFORMATION

ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None

ITEM 6.    EXHIBITS AND REPORTS ON FORM 8-K

a)	None

99.1	Certification of Chief Executive Officer and Chief Financial Officer

b)	Reports on Form 8-K

None

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

NOTIFY TECHNOLOGY CORPORATION

Dated: August 14, 2002	/s/ GERALD W. RICE
Chief Financial Officer (Principal Financial and Accounting Officer)

NOTIFY TECHNOLOGY CORPORATION

EXHIBIT INDEX

99.1	Certification of Chief Executive Officer and Chief Financial Officer