Form 10KSB
period 2002-09-30
NOTIFY TECHNOLOGY CORP
filed 2002-12-27
CIK 1031980

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-KSB

(Mark one)
☒ Annual Report Under Section 13 or 15(d) of the Securities Exchange Act of 1934 For the Fiscal Year Ended September 30, 2002
or
☐ Transition Report Under Section 13 or 15(d) of the Securities Exchange Act of 1934
Commission File Number 000-23025

NOTIFY TECHNOLOGY CORPORATION
(Name of small business issuer in its charter)

California	77-0382248
(State or other jurisdictionof incorporation or organization)	(I.R.S. Employer Identification No.)

1054 S. De Anza Blvd. Suite 105 San Jose, California	95129
(Address of principal executive offices)	(Zip Code)

Issuer’s telephone number: (408) 777-7920

Securities registered under Section 12(b) of the Exchange Act:

None

Securities registered under Section 12(g) of the Exchange Act:

Units
Common Stock
Class A Warrants

     Check whether the issuer (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes ☒ No ☐

     Check if no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. ☒

     State issuer’s revenues for its most recent fiscal year. $3,481,920

     The aggregate market value of the voting and non-voting common equity held by non-affiliates of the Registrant, based upon the closing sale price of the Common Stock on December 17, 2002, was approximately $564,914. Shares of Common Stock held by officers and directors and their affiliated entities have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily conclusive for other purposes.

     The number of shares outstanding of Registrant’s common stock, $0.001 par value at September 30, 2002 was 5,783,678 shares.

     Transitional Small Business Disclosure Format (check one):    Yes ☒ No ☐

PART I

FORWARD LOOKING STATEMENTS

     THIS ANNUAL REPORT ON FORM 10-KSB CONTAINS FORWARD-LOOKING STATEMENTS WITHIN THE MEANING OF SECTION 27A OF THE SECURITIES ACT OF 1933, AS AMENDED, AND SECTION 21E OF THE SECURITIES EXCHANGE ACT OF 1934, AS AMENDED, INCLUDING STATEMENTS THAT INCLUDE THE WORDS “BELIEVES”, “EXPECTS”, “ANTICIPATES” OR SIMILAR EXPRESSIONS. FORWARD-LOOKING STATEMENTS INCLUDE, BUT ARE NOT LIMITED TO, THOSE ITEMS IDENTIFIED WITH THE ASTERISK (*) SYMBOL. SUCH FORWARD-LOOKING STATEMENTS INVOLVE KNOWN AND UNKNOWN RISKS, UNCERTAINTIES AND OTHER FACTORS THAT MAY CAUSE OUR ACTUAL RESULTS, PERFORMANCE OR ACHIEVEMENTS TO DIFFER MATERIALLY FROM THOSE EXPRESSED OR IMPLIED BY SUCH FORWARD-LOOKING STATEMENTS. THE READER SHOULD CAREFULLY CONSIDER, TOGETHER WITH THE OTHER MATTERS REFERRED TO HEREIN, THE FACTORS SET FORTH UNDER THE CAPTION “RISK FACTORS”. WE CAUTION THE READER, HOWEVER, THAT THESE FACTORS MAY NOT BE EXHAUSTIVE.

ITEM 1. Description of Business

           Notify Technology Corporation (also referred to as “we”, “us” and “our” unless the context otherwise requires) was incorporated in the State of California in August 1994. We are an innovative communications application service provider of wireline and wireless messaging services and a supplier of innovative call and message notification products and services. We currently sell our products through OEM relationships with major telephone companies, telephone equipment distributors, Internet service providers and 2way wireless carriers.

           Our business is primarily focused in two different markets; the wireline CPE (Customer Premise Equipment, i.e. Caller ID devices) market and the 2way wireless market. Substantially all of our revenue in fiscal 2002 was derived from wireline based products that provides voicemail notification to a long distance telephone company. Our second focus is directed at the 2way wireless market providing products spanning from consumer to enterprise environments. Our vision is to provide mobile wireless email and personal information management (PIM) notification, access, and management across a variety of 2way devices and 2way networks. Our 2way wireless family of products is called NotifyLink. Our wireline or legacy products are the Visual Got Mail Solution for voice mail notification, and the Centrex Receptionist that is a small company auto attendant. Our Visual Got Mail Solution product incorporates caller-id, call waiting caller-id, and telephone company voice mail notification into one CPE device with an associated monthly service for voicemail notification. Our Centrex Receptionist product gives Centrex business customers a cost-effective means of ensuring that incoming calls are properly routed even when a human attendant is not available.

Products

Visual Got Mail Solution

           Our Visual Got Mail Solution is designed to provide Voice Mail notification services to the customers of a long distance telephone company providing local services in nine states. The Visual Got Mail Solution, designed for telephone company deployment as a service offering, includes a scalable carrier class server infrastructure that we host and a Call Manager telephone adjunct that we manufacture and sell. The Visual Got Mail Solution integrates our caller-id technology with a unique method of voice mail notification into a single device that can fit in the palm of your hand. In fiscal 2002, we deployed the Visual Got Mail Solution with one telephone company.

NotifyLink

           We launched the hosted version of our NotifyLink product line, the NotifyLink Internet Edition, in December 2000. The NotifyLink Internet Edition product provides the mobile “dial-up” e-mail user with access to and management of the user’s e-mail account. Although actively deployed for almost two years, the service has not attracted the volume of users originally hoped for. In July 2001, we launched two NotifyLink Desktop Edition products targeted for the “always on” user who has a continuous connection to the Internet. These desktop products are called NotifyLink Desktop Professional Edition and Desktop Standard Edition and have also had limited sales success. The product line has been expanded to operate on a number of 2way wireless devices and operating systems that include Motorola’s ReFlex2™ devices, Palm™ operating system based devices and Research in Motion (RIM™) devices.

           The NotifyLink Internet service now provides support for many 2way devices from manufacturers such as Research In Motion, Palm, Handspring, Kyocera, and others. The wireless e-mail service works with most e-mail providers including AOL, HotMail, MSN, Yahoo, and all POP3 mail systems. Users are able to use the NotifyLink Internet service with their existing e-mail accounts. Users register for the service via a web based interface typically linked to a specific carrier. To set up the NotifyLink Internet service, the user specifies each e-mail account it wants to monitor and sets any appropriate filters. The user can tailor the notification by defining a “header” which contains information about the e-mail, such as account, sender, subject, date and time, attachment names, attachment sizes, partial body text, and remaining character count. Once registered, the NotifyLink Internet service checks all specified e-mail accounts periodically. Users have the capability to perform “on-demand checking” of any of their specified accounts at any time. Once the service determines that a user has new e-mail, a notification is sent to the user in the format of a defined “header.” The user has the option to see “more” of the e-mail body or “reply”, “forward”, or “delete” the e-mail and its corresponding attachments from the T900.

           The NotifyLink Desktop product provides support for many 2way devices from manufacturers such as Research In Motion, Palm, Handspring, Kyocera, and others. A user can easily install our NotifyLink Desktop software on a desktop computer that is connected to the Internet by a Cable, DSL, or LAN/WAN service. The software is easy to use and quickly configured. The user can configure the software by specifying the e-mail accounts that the user wants to access with the user’s wireless device, setting any filters to screen notification, and designating the type of wireless device and its associated address. In addition, the user can tailor the information contained in the wireless e-mail notification “header” that is sent to the user’s wireless device. The “header” information can include options such as account, sender, subject, date and time, attachment names, attachment sizes, partial body text, and remaining character count.

           Once configured, the NotifyLink Standard or Plus Edition software will forward the filtered e-mail in the format of the “header” that was chosen by the user. Once the“header” is received on a supported 2way wireless device, the user will have the option to see “more” of the e-mail body or “reply”, “forward”, or “delete” the e-mail and its corresponding attachments. Any action taken on the new e-mail message by the user will cause the “InBox”, “Sent Items”, or “Deleted Items” folders on the user’s desktop to be updated to reflect the action. Any e-mail message sent from the supported device by a user will display the originating user’s name and a memo notation that the message was forwarded from the user’s desktop e-mail address.

           The NotifyLink Enterprise product provides support for many 2way devices from manufactures such as Research In Motion, Palm, Handspring, Kyocera, and others. A customer can easily install our NotifyLink Enterprise software on a server that is running either Microsoft Windows 2000 or NT. The enterprise software is easy to use and quickly configured. The NotifyLink Enterprise solution provides similar functionality to a user as the Desktop product. The NotifyLink Enterprise solution provides a centralized management solution for large organizations with many mobile users. Our wireless NotifyLink products have not sold as anticipated and did not account for significant revenue during the fiscal year ended September 30, 2002.

Call Manager

           Our caller-id products incorporate our MessageAlert visual message waiting indication technology and provide support for combinations of telephone company services such as voice mail, caller-id, call waiting caller-id and deluxe call waiting. Caller-id products are categorized as either “Type I” (calling name and calling number only); “Type II” (Type I features plus call waiting caller-id) or “Type II.5” (Type II plus deluxe call waiting). Type II and Type II.5 products support the more sophisticated services offered by telephone service providers than the “Type I” products more commonly on the market. Our Call Manager line of products include all three types and are designed to support bundling of services offered by the telephone service provider giving more functionality to the end user and more revenue opportunity for the telephone service provider.

           We are no longer selling a generic caller-id product and are only selling solutions based on our Visual Got Mail technology that utilize our caller id technology as part of the overall solution.

Centrex Receptionist

           Small businesses that use Centrex services generally must maintain a human attendant to answer incoming calls, or the calls will go unanswered or be transferred into the business’ general voice mail mailbox. The Centrex Receptionist is a stand-alone unit that provides the Centrex customer with automatic call answer and transfer capability 24 hours a day, 7 days a week. The Centrex Receptionist provides thirty minutes of recorded announcement time, special after hours or holiday announcements, and nine main menu items. Each main menu item supports nine selections that can be either a transfer to a telephone number or an announcement. The Centrex Receptionist also provides extension dialing, name directory services and call statistics. The unit has a battery back-up that will hold the stored settings in a power-out situation for up to three days. The Centrex Receptionist is remotely configured by our Customer Service but locally programmable by the user for voice greetings and voice announcements using a touch tone telephone. It has password protection for all administrative programming. The current Centex Receptionist model supports two or four incoming Centrex lines.

Sales, Marketing and Distribution

           We are expanding our customer base through several channels. One channel is using 2way wireless carriers to market either by referral or actual resale of our NotifyLink product line of services and software. Currently, these carriers include WebLink Wireless, SkyTel, MetroCall, Arch Wireless and PageNet Canada. Another channel is based on referrals from 2way device manufactures such as Palm, Inc., Handspring™, and Kyocera Wireless. A third channel solution is based on referrals from Novell’s Cool Solutions™ Web site. This solution is centered on our ability to support Novell’s wireless email system called GroupWise™. We have a small direct sales force that sells to referrals that come directly to Notify from our various partners. To date, we have received only limited revenue from our NotifyLink referral and reseller channel partners, and we will receive revenue from these channel partners only to the extent that they successfully resell or refer our products and services to interested customers.

           Our Visual Got Mail Solution provides revenue from both sales of adjunct equipment and providing ongoing Voice Mail notification services to the users of our long distance telephone customer. Service revenue is based on the monthly active installed base of Voice Mail users and varies as the installed base changes. In fiscal 2002, the installed base has grown from zero to 114,000 as of September 30, 2002. Our technology is proprietary and only our adjunct products will interface with our server center. We expect to continue to provide adjunct devices and Visual Got Mail Solution service based on a customer backlog of 174,000 devices as of September 30, 2002.* Our Visual Got Mail Solution sales were made to one long distance telephone customer in fiscal 2002.

           The traditional sales activities for our Call Manager products and Centrex Receptionist products have been focused on direct sales to large telephone companies. Our hardware products are privately labeled. We manufacture products based on purchase orders received from our long distance telephone customer. The Visual Got Mail Solution and Centrex Receptionist product lines accounted for 83% and 6% of total revenues in fiscal 2002, respectively. The Visual Got Mail Solution was not sold in fiscal 2001 but the Centrex Receptionist accounted for 20% of revenues in fiscal 2001. Significant portions of our revenue have been concentrated in a small number of customers. For example, one customer accounted for 83% of sales for the year ended September 30, 2002. Three other customers accounted for 36%, 26% and 12% of sales for the fiscal year ended September 30, 2001.

           We are marketing the Centrex Receptionist to the same group of large telephone companies we targeted our traditional Call Manager products. We believe that we have established ourselves as a qualified supplier or joint marketing partner with respect to the Centrex Receptionist.

Technical and Marketing Support

           We have developed product collateral and marketing programs for the NotifyLink products. This marketing program includes augmentation of collateral material, advertising and trade shows, supplemented with public relations campaigns.

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

Research and Development

           We incurred $1,074,817 and $1,075,482 in research and development expenses in fiscal 2002 and 2001, respectively. Expenses remained flat despite changing of our development strategy from hardware development to software development and moving our research and development activities from California to Ohio. We believe that our future success, if any, depends significantly on our ability to continue to enhance our existing products and to develop new products and, therefore, we intend to continue to incur research and development costs. We expect that our research and development efforts will be focused in three areas: expanding our wireline offerings to our long distance telephone customer, continued development of our 2way wireless service and related software and the incorporation of our technology into complimentary products.

Manufacturing

           We use offshore turnkey manufacturing to produce our Call Manager that is a component in our Visual Got Mail Solution. To the extent possible, we use standard parts and components for our products although some components are custom designed and/or are available only from a single source or limited sources.

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

Competition

           We believe that we do not currently have any direct competition for our NotifyLink Internet Edition . However, the NotifyLink Desktop and Enterprise products indirectly compete with products from Research In Motion and Infowave Software, Inc, Wireless Knowledge, Extended Systems, Synchrologic, Visto, and Good Technology.

           We believe that we do not currently have any direct competition for our Visual Got Mail Solution. Indirect competition exists in alternate solutions to Voice Mail notification that does not involve an adjunct or CPE but does involve contracting with local telephone companies to provide voice mail notification. We believe our Visual Got Mail Solution competes favorably with respect to any of these other forms of Voice Mail notification when utilized by long distance telephone companies.

           We believe that we have no direct competitors in the market for Centrex auto-attendant products. Indirect competition from Central Office based services, PBX hardware installed on the end user’s site and various PC based software systems. These alternate solutions do not always use Centrex lines and therefore do not stimulate Centrex service sales for the telephone company.

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

           We have entered into a non-exclusive license agreement with Active Voice Corporation (“Active Voice”) pursuant to which we have paid an up-front fee on our sales of products that contain stutter dial tone detection.

           We have also entered into a royalty agreement with Uniden America Corporation allowing Uniden to incorporate our VMWI technology into Uniden’s Products for a per unit fee. Royalty revenue from this agreement was $131,686 and $158,909 in fiscal 2002 and 2001, respectively.

Employees

           As of September 30, 2002, we employed twenty-four persons of whom eleven were engaged in research and development, three in operations, six in sales, marketing, and customer support, and four in general administration and finance. Twenty-two of these employees are employed on a full-time basis. None of our employees are currently represented by a labor union. We consider our relations with our employees to be good.

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

RISK FACTORS

Most of our Revenue is Derived from the Sale of a Single Solution to a Single Customer

           For the fiscal year ending September 30, 83% of our revenue came from the sale of our Visual Got Mail solution to a single competitive provider of local phone services. All the sales to this customer occurred in the last six months of fiscal 2002. As we do not anticipate sales from our other products, including our Centrex Receptionist product and NotifyLink services, to increase significantly in the near term, we expect our revenue for at least the next two quarters and possibly longer will be largely dependent on our ability to continue selling to our long distance telephone customer. Though as of September 30, 2002, we had a backlog of approximately $2,400,000 in orders from this customer, there can be no assurance that we will receive additional orders from this customer. In addition, a significant portion of the revenue and a disproportionate amount of the operating profit related to the Visual Got Mail Solution is derived from our provision of fulfillment services and subscription services. If, for whatever reason, this customer is not able to sell its services to its customers at the rate implied by its level of orders with us, our revenue, operating profit and financial condition would be materially adversely affected. In addition, this customer could at any time decide to decrease its sales efforts with respect to local phone service, cease to promote or provide voice mail services or use an alternative to our Visual Got Mail Solution.

In such an event, we would have no alternative distribution channel for our Visual Got Mail Solution and our revenue, operating results and financial condition would be materially adversely affected.

Because of Our Financial Condition and Our Business Plans, Our Financial Statements Disclose That There is Substantial Doubt as to Our Ability to Continue as a Going Concern and Accordingly Our Business Has a High Risk of Failure

           We are currently researching and developing new products and enhancements to existing products. Due to our present financial condition and our business plans, there is substantial doubt as to our ability to continue as a going concern. To date, our NotifyLink product line does not provide significant contributions to our revenues and our Visual Got Mail Solution sales are highly concentrated in one customer. The success of our business operations will depend upon our ability to obtain further financing until such time, if ever, as there is favorable market acceptance for our new wireless software products. It is not possible for us to predict with assurance the outcome of these matters. If we are unable to obtain further financing and profitable operations from our new software wireless products, then our business will fail.

We Have a Limited Operating History and a History of Losses, Moreover, There is No Assurance of Future Profitability

           We commenced operations in August 1994 and through January 1996 were engaged primarily in research and development. We made a decision in January 2000 to develop and sell software applications for the 2way wireless data market. Accordingly, we have a limited operating history, and we face all of the risks and uncertainties encountered by early-stage companies. For the fiscal years ended September 30, 2001, 2000, 1999, and 1998, we incurred net losses of $3,337,612, $3,526,452, $3,123,284 and $2,617,561 respectively. We incurred a net loss of $1,741,752 for fiscal 2002 and as of September 30, 2002, we had an accumulated deficit of $21,319,852 and working capital of $1,333,821. We anticipate having a negative cash flow from operating activities in future quarters and years. We also expect to incur further operating losses in future quarters and years until such time, if ever, as there is a substantial increase in orders for our products and product sales generating sufficient revenue to fund our continuing operations. There can be no assurance that sales of our products will ever generate significant revenue, that we will ever generate positive cash flow from our operations or that we will attain or thereafter sustain profitability in any future period.

If We Are Unable To Market Our Wireless Software Products and Achieve Industry Acceptance Quickly, We Could Lose Existing and Potential Customers and Our Sales Would Decrease

           Although most of our current revenue comes from our wireline Visual Got Mail Solution, our wireless products play a significant role in our plans for future growth. We need to market our new wireless software products on a timely basis to keep pace with technological developments, emerging industry standards, and the growing needs of our sophisticated customers. We intend to extend the offerings under our product family primarily through our NotifyLink product line. However, we may experience difficulties in marketing these new products, and our inability to timely and cost-effectively introduce them and future enhancements, or the failure of these new products or enhancements to achieve market acceptance, could seriously harm our business. Life cycles of wireless software products are difficult to predict, because the market for such products is new and evolving and characterized by rapid technological change, frequent enhancements to existing products and new product introductions, changing customer needs and evolving industry standards. The introduction of competing products that employ new technologies and emerging industry standards could render our products and services obsolete and unmarketable or shorten the life cycles of our products and services. The emergence of new industry standards might require us to redesign our products. If our products are not in compliance with industry standards that become widespread, our customers and potential customers may not purchase our products.

If the Market for Wireless Data Communications Devices Does Not Grow, We May Not Successfully Sell Our NotifyLink Products

           The overall market for wireless data communications devices has experienced significant growth in recent years. The success of our NotifyLink Internet Edition and Standard Edition products depends upon this growth. There can be no assurance that the market for wireless software products will continue to grow, that firms within the industry will adopt our software products for integration with their wireless data communications solutions, or that we will be successful in independently establishing product markets for our wireless software products. In fact, our sales and marketing efforts over the last year have not resulted in significant sales of our NotifyLink products. In addition, if a number of ReFlex carriers should go out of business, we would have more difficulty selling our NotifyLink products to the fewer remaining ReFlex carriers. If the various markets in which our software products compete fail to grow, or grow more slowly than we currently anticipate, or if we were unable to establish product markets for our new software products, our business, results of operation and financial condition would be materially adversely affected.

We May Be Unable to Generate the Capital Necessary to Support Our Planned Level of Research and Development Activities or to Manufacture and Market Our Products

           At September 30, 2002, we had an accumulated deficit of $21,319,852 and incurred a net loss of $1,741,752 for the year ended September 30, 2002. Our recently developed products will need to attain favorable market acceptance in order for us to be able to continue our research and development activities and to fund operating expenses at current levels. On August 27, 2002, we announced a reduction in force of nine employees or about 28% of our work force, primarily in the research and development staff of our NotifyLink product line. Regardless, because our NotifyLink wireless product line has not provided significant contributions to our revenues to date, the success of our business operations will depend upon our ability to obtain further financing until such time, if ever, as there is favorable market acceptance for our new wireless software products. Obtaining additional financing will be subject to a number of factors including market conditions, investor acceptance of our business plan, and investor sentiment. These factors may make the timing, amount, terms and conditions of additional financing unattractive or unavailable to us. If we are unable to raise additional financing, we will have to significantly reduce our spending, delay or cancel planned activities or substantially change our current corporate structure. In such an event, we intend to implement expense reduction plans in a timely manner. However, these actions would have material adverse effects on our business, results of operations, and prospects, resulting in a possible failure of our business.

Our Quarterly Operating Results May Vary

           We anticipate that we will experience significant fluctuations in our operating results in the future. Fluctuations in operating results may cause the price of our common stock, Units and Class A warrants to be volatile. Operating results may vary as a result of many factors, including the following:

•	the continued commitment of our long distance customer to the voice mail business underlying our voice mail notification business

•	our level of research and development;

•	our sales and marketing activities;

•	announcements by us or our competitors;

•	size and timing of orders from customers;

•	new product introductions by us or our competitors; and

•	price erosion.

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

Our Products May Not Be Accepted

           We sold our first Centrex Receptionist in March 1998, the first Call Manager product in April 1999, announced the first sales of our e-mail version of our Visual Got Mail products in November 1999. We also announced the launch of our new NotifyLink web based service and our NotifyLink Desktop products in November 2000 followed by the introduction of our voice mail version of our Visual Got Mail Solution in April 2001. To date, we have received only limited revenue from the sale of these products. While we have experienced some success with our Visual Got Mail Solution in 2001, we are limited by having one customer. We also believe that our wireless products are commercially viable, but developing products for the consumer and business marketplaces is inherently difficult and uncertain. We do not believe our sales to date are sufficient to determine whether or not there is meaningful consumer or business demand for our products.

           We intend to devote resources to sales and marketing efforts of the NotifyLink product line and to promote general consumer and business interest in our products. There can be no assurance that such efforts will be successful or that significant market demand for our products will ever develop.

We Depend on Limited Number of Potential Customers and Need to Develop Marketing Channels

           Currently, our Voice Mail notification CPE and service revenue is highly dependant on one customer. Also, we have entered into agreements with three wireless carriers and one 2way wireless device manufacturer for the sale of our NotifyLink products and services. We have a minimal direct sales force to sell our NotifyLink products and services to eventual users and we rely almost entirely upon our four customers to resell our NotifyLink products and services to users. To date, we have received only limited revenue from our four NotifyLink customers, and we will receive revenue from these customers only to the extent that they successfully resell our products and services to users. The success of our NotifyLink Internet Edition web based product will be dependent on our ability to sell it to, or in conjunction with, the seven largest 2way wireless carriers. Our NotifyLink desktop software will be largely dependent on establishing a relationship with large 2way wireless device manufacturers. There can be no assurance that we will ever sell our NotifyLink products and services to additional 2way wireless carriers or 2way wireless device manufacturers or that we will ever receive any revenue from our existing customers. Our Enterprise solution product is just being introduced and no significant sales have yet been established.

           Although we have sold significant quantities of our Call Manager as part of our Visual Got Mail Solution, we are highly dependant on one customer. We believe that we can sell only limited quantities of our traditional Call Manager and Centrex Receptionist products in the future. To date, we have sold our wireline products to one long distance telephone company, five Regional Bell Operating Companies, or RBOCs, and twelve Local Exchange Carriers, or LECs. We have experienced a significantly reduced market for our Call Manager products. Our Centrex Receptionist product is selling at a reduced level and we do not anticipate a significant increase in Centrex Receptionist sales in future quarters. If we fail to maintain a significant relationship with the our current customer, our business and operating results would be materially adversely affected.

           We also intend to develop other distribution channels for our products by including certain wireless device manufacturers and national wireless carriers. Our management will need to expend time and effort to develop these channels. Because our marketing efforts have been largely focused on developing relationships with RBOCs and LECs, our management has had only limited experience in selling our products through these channels. We may not be able to implement this marketing and distribution program to expand our distribution channels and any marketing efforts undertaken by or on behalf of us may not be successful.

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

We Face Significant Competition

           We believe the market for our products is highly competitive and that competition is likely to intensify. In the market for wireless e-mail notification and management software, we indirectly compete with Research In Motion Limited and Infowave Software, Inc, Wireless Knowledge, Extended Systems, Synchrologic, Visto and Good Technology.

           Our Visual Got Mail Solution indirectly competes with a single alternate Voice Mail notification service offered only by Local Exchange Carriers.

           Our Centrex Auto Attendant products compete with PC based auto attendant and voice mail systems. These companies include telephone equipment manufacturers such as Nortel , Inc. and Lucent Technologies, Inc.

           Some of these companies have greater financial, technical and marketing resources than we do. In addition, there are several companies with substantially greater technical, financial and marketing resources than we have that could produce competing products. These companies include telephone equipment manufacturers such as Nortel , Inc. and Lucent Technologies, Inc. We expect that to the extent that the market for our products develops, competition will intensify and new competitors will enter the market. We may not be able to compete successfully against existing and new competitors as the market for our products evolves and the level of competition increases. A failure to compete successfully against existing and new competitors would materially adversely affect our business and results of operations.

Delisting from the Nasdaq SmallCap Market May Affect the Liquidity of Our Trading Market and the Market Price of Our Common Stock

           Our common stock is now quoted on the Over-the-Counter Bulletin Board. Our shareholders could find it difficult to dispose of, or to obtain accurate quotations of, or to obtain accurate quotations as to the market value of, our common stock. In addition, delisting may make our common stock ineligible for use as, or make our common stock substantially less attractive as, collateral for margin and purpose loans, for investment by financial institutions under their internal policies or state legal investment laws, as consideration in the financing of future acquisitions of businesses or assets by us, and for issuance by us in future capital raising transactions any of which could cause the market price of our common stock to decrease. Delisting subjects our common stock to the “penny stock rules” contained in Section 15(g) of the Securities Exchange Act of 1934.

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

We May Not Be Able to Obtain Critical Components from Our Suppliers

           Currently, we are able to obtain many key components used in our products only from single or limited sources. We do not have long term supply contracts with these or any other component vendors and purchase all of our components on a purchase order basis. Component shortages may occur and we may not be able to obtain the components we need in a timely manner and on a commercially reasonable basis. In particular, the microcontroller that forms the core of our Call Manager that is a key component in our Visual Got Mail Solution is manufactured only by Epson Electronics America, Inc. From time to time, the semiconductor industry has experienced extreme supply constraints. If we are unable to obtain sufficient quantities of microcontrollers from Epson Electronics America, Inc., our business and operating results would be materially adversely effected.

           We utilize an offshore manufacturer to manufacture our products and this manufacturer may not be able to support our manufacturing requirements. If we are unable to obtain sufficient quantities of sole-source components or subassemblies, or to develop alternate sources, we could experience delays or reductions in product shipments or be forced to redesign our products. Each of these scenarios could materially adversely affect our business and operating results.

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

Sales of Outstanding Shares May Hurt Our Stock Price

           The market price for our common stock could fall substantially if our shareholders sell large amounts of our common stock. Potential future sales of our common stock include the following:

•	1,233,870 shares of our common stock that are outstanding which were placed in an escrow in connection with our initial public offering.

•	We have registered for resale 1,852,938 shares of outstanding common stock and 986,581 shares of common stock underlying outstanding warrants that were issued in March 1999 and November 2000.

•	We have registered for resale 8,132,820 shares of common stock that underlie our outstanding Series A preferred stock and warrants that were issued in July 2001.

Sales or the Possibility of Sales of Our Common Stock in the Public Market May Adversely Affect the Market Price of Our Securities. Options and Warrants May Dilute Current Shareholders

      The following options and warrants to purchase our common stock are outstanding:

•	1,600,000 Class A warrants to purchase 2,096,000 shares of our common stock for $4.96 per share, issued in connection with our initial public offering, subject to adjustment in some circumstances;

•	425,000 Class A warrants to purchase 556,750 shares of our common stock for $4.96 per share, issued in connection with our 1997 bridge financing;

•	2,152,055 options outstanding as of September 30, 2002 under our 1997 Stock Plan, and subject to vesting requirements. 977,607 additional shares of our common stock are reserved for issuance under our 1997 Stock Plan;

•	warrants as of September 30, 2002 to purchase 721,244 shares of common stock at a price of $1.00 per share held by David Brewer;

•	warrants to purchase 74,983 shares of common stock at a price of $1.00 held by various investors;

•	warrants to purchase 190,354 shares of common stock at a price of $0.01 per share issued to various prior investors as an anti-dilution adjustment to our issuance of securities in our July 2001 private placement;

•	warrants to purchase an aggregate of 1,871,651 shares of common stock at a price per share of $1.00 issued in connection with our July 2001 private placement; and

•	options to purchase an aggregate of 9.2685 units at a price per unit of $100,000, each unit consisting of shares of Series A Preferred Stock convertible into an aggregate of 100,000 shares of common stock and a warrant to purchase 35,000 shares of common stock issued to the placement agent in our July 2001 private placement.

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

Our Net Income Will Be Decreased if the Escrow Securities Are Released

           In connection with our initial public offering, many of our shareholders, including current officers, directors and employees, placed a substantial portion of our securities then held by them into an escrow account. These securities will be released from escrow if we reach pre-tax earnings targets. Upon the release from this escrow of any securities owned by our officers, directors, consultants or employees, we will be required to record compensation expense for financial reporting purposes. Accordingly, in any period in which securities are released from this escrow, we will record a substantial non-cash charge to earnings that will increase our loss or reduce or eliminate earnings, if any, at that time. The amount of this charge will be equal to the aggregate market price of the securities owned by directors, officers and employees which are released from the escrow. Although the amount of compensation expense recognized by us would not affect our total shareholders’ equity or cash flow, it may have a depressive effect on the market price of our securities.

Our Charter Provisions May Discourage Acquisition Bids

           Our Articles of Incorporation gives our board of directors the authority to issue an aggregate of 5,000,000 shares of Preferred Stock and to determine the price, rights, preferences, privileges and restrictions, including voting rights for these shares, without any further vote or action by our shareholders. The rights of the holders of our common stock will be subject to, and may be adversely affected by, the rights of the holders of any Preferred Stock that may be issued in the future. The issuance of Preferred Stock, while providing flexibility in connection with possible acquisition and other corporate purposes, could have the effect of making it more difficult for a third party to acquire a majority of our outstanding voting stock.

Our Articles of Incorporation Limit the Liability of Officers and Directors and We Have Entered into Indemnification Agreements with Them

           Our Articles of Incorporation eliminate, in certain circumstances, the liability of our directors for monetary damages for breach of their fiduciary duties as directors. We have also entered into indemnification agreements with each of our directors and officers. Each of these indemnification agreements provides that we will indemnify the indemnitee against expenses, including reasonable attorneys’ fees, judgments, penalties, fines, and amounts paid in settlement actually and reasonably incurred by them in connection with any civil or criminal action or administrative proceeding arising out of their performance of duties as a director or officer, other than an action instituted by the director or officer. These indemnification agreements also require that we indemnify the director or other party thereto in all cases to the fullest extent permitted by applicable law. Each indemnification agreement permits the director or officer that is party thereto to bring suit to seek recovery of amounts due under the indemnification agreement and to recover the expenses of such a suit if they are successful.

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

ITEM 4. Submission of Matters to a Vote of Security Holders

           No matters were submitted to a vote by security holders during the fourth quarter of fiscal 2002.

PART II

ITEM 5. Market for Common Equity and Related Stockholder Matters

(a)          Market for Common Equity

           Our common stock was listed on the Nasdaq SmallCap Market under the symbols NTFY until our common stock was delisted from the Nasdaq SmallCap Market September 4, 2002. From September 4, 2002 until present, our common stock, has been trading on the OTC Bulletin Board under the symbol NTFY.

           The quarterly high and low bid prices of our common stock during the last two fiscal years are as follows:

NTFY Common Stock

	High	Low

Fiscal Year Ended September 30, 2002
Fourth Quarter	$0.450	$0.100
Third Quarter	$0.750	$0.290
Second Quarter	$0.820	$0.550
First Quarter	$0.900	$0.320
Fiscal Year Ended September 30, 2001
Fourth Quarter	$1.740	$0.400
Third Quarter	$2.438	$1.231
Second Quarter	$4.250	$1.938
First Quarter	$4.000	$1.813

           These quotations reflect inter-dealer prices, without retail mark-up, mark- down or commission, and may not represent actual transactions.

(b)          Holders.

           As of December 18, 2002, there were approximately 93 holders of record of our common stock.

(c)          Dividends.

           We have never declared or paid any cash dividends on our common stock. We currently anticipate that we will retain all future earnings for the expansion and operation of our business and do not anticipate paying cash dividends in the foreseeable future.

(d)          Equity Compensation Plans

           The following table sets forth information with respect to our 1997 Stock Plan as of September 30, 2002.

	(a)	(b)	(c)

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))

Equity compensation plans approved by security holders	2,152,055	$2.184	977,607
Equity compensation plans not approved by security holders	N/A	N/A	N/A
Total	2,152,055	$2.184	977,607

ITEM 6. Management’s Discussion and Analysis or Plan of Operation

Overview

           We were incorporated in the State of California in August 1994. We are an innovative communications application service provider of wireline and wireless messaging services. We are also a supplier of innovative solutions to maximize the convenience and utility of electronic communication by providing customers with flexible solutions that are neither network nor device dependant. We currently sell our products through OEM relationships with 2way wireless service providers, 2way wireless device manufacturers, major telephone companies and telephone equipment distributors.

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

Results of Operations

Revenue

           Our revenue has been derived primarily from the sale of our Visual Got Mail Solution and Centrex Receptionist products. Revenue consists primarily of gross revenue from the sale of telephony equipment and service income related to our Visual Got Mail Solution and the Centrex Receptionist Product. The revenue from these service contracts is recognized on a straight line basis over the term of the contract. Revenue for the fiscal year ended September 30, 2002 from the sale of products increased to $2,946,060 from $982,374 for the fiscal year ended September 30, 2001. Revenue for the fiscal year ended September 30, 2002 from the sale of service increased to $404,174 from $168,811 for the fiscal year ended September 30, 2001. Revenue increased $2,887,987 from the previous year due to our Visual Got Mail Solution and decreased $89,791 due to a reduction in sales of the Centrex Receptionist. The development and sales of our Visual Got Mail Solution was to a single long distance telephone company for visual Voice Mail notification. The Centrex Receptionist revenue decreased because telephone companies emphasized the sale of “KEY Systems” as an alternative to selling our Centrex products. We are no longer selling Call Manager on a stand alone basis, but we utilize the hardware design in our Visual Got Mail Solution that requires the imbedded Caller-id technology as part of the overall solution. Revenue for fiscal year 2002 included royalty revenue of $131,686 compared to $158,909 in fiscal year 2001 from our multi-sense/stutter-dial patent There can be no assurance that a decline in revenue from our Visual Got Mail Solution and

Centrex products will not occur in fiscal 2003. We have not earned significant revenue from our NotifyLink products to date.

           We sell products in the United States primarily to a long distance telephone company, 2way wireless carriers, regional bell operating companies and local exchange carriers. Our hardware products are private labeled. We manufacture based on purchase orders received from our long distance telephone customer. The Visual Got Mail Solution and Centrex Receptionist product lines accounted for 83%and 6% of total revenues in fiscal 2002, respectively. The Visual Got Mail Solution was not sold in fiscal 2001 but the Centrex Receptionist accounted for 20% of revenues in fiscal 2001. Significant portions of our revenue have been concentrated in a small number of customers. For example, one customer accounted for 83% of sales for the year ended September 30 2002. Three other customers accounted for 36%, 26% and 12% of sales for the fiscal year ended September 30, 2001.

Cost of Sales

           Cost of sales consists primarily of the cost to manufacture our products. Cost of sales increased to $1,867,549 in the fiscal year ended September 30, 2002 from $956,553 in the fiscal year ended September 30, 2001. This increase was the result of Visual Got Mail Solution shipments. The cost of the Visual Got Mail Solution shipments was significantly reduced by the use of $560,000 in inventory which had been written-down in prior periods. The Visual Got Mail Solution utilizes our traditional Call Manager caller id design with a few firmware changes. Call Manager sales declined in the last two prior fiscal years to the point that we recorded write-downs of inventory of $330,000 in fiscal 2000 and $400,000 in fiscal 2001. At that time, we had no expectation of using the inventory. The use of Call Managers in our Visual Got Mail Solution allowed us to consume $560,000 of the inventory that had been written-down, favorably impacting cost of sales.

           The gross margin increased to 46% in fiscal 2002 from 27% in fiscal 2001. This improvement primarily occurred because of the favorable impact of using $560,000 of inventory that had been written-down in prior periods. The gross margin would have been 30% in fiscal 2002 without the favorable use of written-down inventory.

           The inventory write-downs in fiscal 2001 were related to raw materials and work-in-process for our Call Manager product line. We experienced a lower demand for our caller-id units in customer promotional programs during the first fiscal quarter. Based on this continuing trend, we revised our fiscal 2001 sales forecast for the caller-id product line on December 31, 2000 and again on March 31, 2001, which led to determinations that there was excess inventory on each of those dates resulting in the $200,000 accrual for losses on firm purchase commitments on December 31, 2000 and another accrual for losses of $200,000 on March 31, 2001.

Research and Development

           Research and development expense consists principally of personnel costs, contract design services and supply expenses. Research and development expense decreased to $1,074,817 for the fiscal year ended September 30, 2002 from $1,075,482 for the fiscal year ended September 30, 2001. Although the decrease was minimal, we reduced our engineering staff in California that supported the development of hardware technology offset by increasing our development staff at our Ohio site to support the further development of our NotifyLink software product line. The change in technology emphasis eliminated development and testing costs associated with hardware design and allowed us to expand in a geographical area that is economically advantageous. We expect to continue our investment in research and development, albeit at a reduced level for fiscal 2003, in order that we may complete the products under development and enhance our current products.*

Sales and Marketing

           Sales and marketing expense consists primarily of personnel, consulting and travel costs and sales commissions related to our sales and marketing efforts. Sales and marketing expenses decreased to $644,514 for the fiscal year ended September 30, 2002 from $837,845 for the fiscal year ended September 30, 2001. This decrease was attributable primarily to the decrease in personnel, travel and a change in our commission structure. We also experienced a change in our customer profile requiring less travel and less product eligible for commissions. The sales support of our Visual Got Mail Solution requires little travel and the NotifyLink product line sales process does not require an on-site sales presence.

           We believe that sales and marketing expenses may increase significantly in future quarters as we define the need for additional sales and customer support personnel and attempt to expand our existing and create new distribution channels.

General and Administrative

           General and administrative expense consists of general management and finance personnel, occupancy costs, professional fees and other general corporate expenses. General and administrative expenses decreased to $1,673,506 for fiscal 2002 from $1,912,394 for fiscal 2001. This decrease is primarily due to lower legal and accounting expense as fiscal 2001 contained higher expenses related to the successful appeal against a Nasdaq ruling to delist us from the Nasdaq SmallCap Market and other regulatory matters.

Income Taxes

           There was no provision for federal or state income taxes in fiscal 2001 or 2002 as we incurred net operating losses. We expect to incur a net operating loss in future quarters and years. As of September 30, 2002, we had federal and state net operating loss carryforwards of approximately $15,000,000 and $7,000,000, respectively. The net loss carryforwards and certain research and development tax credit carryforwards will expire in tax years 2005 through 2022, if not utilized. Utilization of the net operating losses and credits may be subject to a substantial annual limitation due to ownership change limitations provided by the Internal Revenue Code of 1986, as amended (the “Code”), and similar state provisions. The annual limitation may result in the expiration of net operating losses and credits carryforwards before full utilization. For financial reporting purposes, deferred tax assets primarily related to the net operating carryforwards recognized under Financial Accounting Standard No. 109, “Accounting for Income Taxes,” has been fully offset by a valuation allowance.

Release of Escrow Securities

           In the event any Escrow Securities owned by security holders of the Registrant who are officers, directors, consultants or employees of the Registrant are released from escrow, compensation expense will be recorded for financial reporting purposes. Therefore, in the event we attain any of the earnings required for the release of the Escrow Securities, the release would be treated, for financial reporting purposes, as compensation expense to the Registrant. Accordingly, we will, in the event of the release of the Escrow Securities, recognize during the period that the earnings or stock price thresholds are met, a substantial non-cash charge to earnings that would increase our loss or reduce or eliminate earnings, if any, at such time. The amount of this charge will be equal to the aggregate market price of such Escrow Securities at the time of release from escrow. Although the amount of compensation expense recognized by us will not affect our total shareholders’ equity or cash flow, it may cause a reduction in the market price of our securities.

Liquidity and Capital Resources

           During fiscal 2002, we financed our operations through a combination of gross margin from sales of product and services and existing cash balances . Our ability to fund our recurring losses from operations depends upon the continuation of the current Visual Got Mail Solution program, our success in the wireless e-mail notification and wireless e-mail notification market solutions, and/or raising other sources of financing. We had a backlog of 174,000 Visual Got Mail Solution units as of September 30, 2002 for our Visual Got Mail Solution which we expect to fulfill in fiscal 2003. We do not believe that our existing cash balances are sufficient to fund our operations through September 30, 2003 and will have to secure additional financing or restructure our business in order to reduce costs. In October 2002, we entered into a credit facility arrangement of $750,000 that will allow us to continue to purchase our Visual Got Mail Solution inventory, but is not intended to fund operations through September, 30 2003.

           At September 30, 2002, we had cash and cash equivalents and restricted cash of $1,377,956. Of this amount, $851,300 is recorded as restricted cash, which is securing outstanding letters of credit to our suppliers issued in connection with commitments to purchase additional inventory of $1,820,000.

           Over the last three years, we have financed our operations primarily through sales of equity and debt securities and bank lines of credit. In the fiscal years ended September 30, 2002 and 2001, the net cash used in operating activities equaled $2,101,860 and $2,932,427, respectively. The net cash used in operations in fiscal 2002, consisted primarily of the net loss of $1,741,752 and a decrease in net operating assets of $467,670 offset by depreciation of $107,562. The major causes of the decrease in net operating assets was an increase in accounts receivable of $470,196 due to higher sales in the fourth quarter of fiscal 2002 compared to the fourth quarter of fiscal 2001, an increase of $287,515 in inventory due to the purchase of inventory for the Visual Got Mail Solution program, offset by an increase in accounts payable of $262,936 and an increase in deferred revenue of 104,708 in accordance with our revenue recognition policy. We anticipate that we will have a negative cash flow from operating activities in future quarters and years.

           Net cash used in investing activities changed from an inflow of $472,587 in fiscal 2001 to an outflow of $677,778 in fiscal 2002 due to an increase in restricted cash and increased expenditures for property and equipment from $9,755 in fiscal 2001 to $109,334 in fiscal 2002 to purchase equipment to install and expand computer server systems to support the Visual Got Mail Solution.

Critical Accounting Policies and Estimates

           Our financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these financial statements requires us to make significant estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses and related disclosure of contingent assets and liabilities. We evaluate estimates, including those related to bad debts, inventories and income taxes, on an ongoing basis. We base our estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

           We believe the following critical accounting policies, among others, involve the more significant judgments and estimates used in the preparation of our financial statements:

           We recognize revenue in accordance with SEC Staff Accounting Bulletin No. 101, “Revenue Recognition in Financial Statements” (“SAB 101”). Under SAB 101, revenue is recognized when the title and risk of loss have passed to the customer, there is persuasive evidence of an arrangement, delivery has occurred or services have been rendered, the sales price is determinable and collectibility is reasonably assured. The Company recognizes revenues at time of shipment of its products and sales are recorded net of discounts and returns.

           We maintain allowances for doubtful accounts for estimated bad debts. If the financial condition of our customers were to deteriorate, resulting in an impairment of their inability to make payments, additional allowances might be required.

           Inventories are recorded at the lower of cost or market on a first-in, first-out basis. Write-downs of inventories to market value are based upon obsolescence, as well as assumptions about future demand and market conditions. If assumptions about future demand/or actual market conditions are less favorable than those projected by management, additional write-downs of inventories could be required. The use of Call Managers in our Visual Got Mail Solution allowed us to consume $560,000 of the inventory that had been written-down in prior periods, favorably impacting cost of sales.

           The carrying value of our deferred tax assets are dependent upon our ability to generate sufficient future taxable income in certain tax jurisdictions. Should we determine that we would not be able to realize all or part of our deferred tax assets in the future, an adjustment to the deferred tax assets would be charged to income in the period such determination was made. Currently, our deferred tax assets are fully reserved.

ITEM 7. Financial Statements

           Our audited financial statements appear beginning on page F-1 of this report.

ITEM 8. Changes In and Disagreements With Accountants on Accounting and Financial Disclosure

           None.

PART III

ITEM 9. Management

Directors, Executive Officers and Key Employees

           Our directors, executive officers and key employees and their ages as of September 30, 2002 are as follows:

Name	Age	Position

Directors and Executive Officers:

Paul F. DePond	49	Chief Executive Officer, President and Chairman

Gaylan I. Larson	62	Vice President, Operations

Gerald W. Rice	54	Chief Financial Officer and Secretary

Rhonda Chicone Shick	38	Vice President of Product Development

Michael K. Ballard(1)(2)	47	Director

Harold S. Blue	41	Director

David A. Brewer(1)(2)	50	Director

Andrew H. Plevin(1)(2)	39	Director

Bertram Polan	51	Director

(1)	Member of the audit committee of the board of directors.

(2)	Member of the compensation committee of the board of directors.

Biographical information for directors and executive officers:

           Paul F. DePond, our founder, has served as our President, Chief Executive Officer and Chairman of our board of directors since our inception in August 1994. From September 1992 through May 1994, Mr. DePond served as Vice President of Corporate Marketing at Telebit Corporation, a supplier of high speed modems and dialup remote access products. From January 1991 through September 1992, Mr. DePond served as Vice President of Marketing at Alantec Corporation, a manufacturer of networking products.

           Gaylan I. Larson has served as our Vice President of Operations since August 1994.

           Gerald W. Rice has served as our Chief Financial Officer and Secretary since August 1994.

           Rhonda Chicone Shick has service as our Vice President of Product Development since July 2001. From October 2000 to July 2001, Ms. Shick served as our Director of Engineering and from October 1999 to October 2000, she served as our Engineering Manager. From January 1999 to October 1999, Ms. Schick served as one of our senior software engineers. From September 1996 to January 1999, she served as President of Tech-Xpress Enterprises, Inc.

           Michael K. Ballard has served as one of our directors since January 1995. Since September 1996, Mr. Ballard has been the President of Savannah Chanelle Vineyards, Inc. and since 1998, Mr. Ballard has been a partner of Aragon Ventures LLC, a private equity investment firm. From September 1999 to November 2000, he served as President and Chief Executive Officer of e-lingo Corporation, an Internet translation infrastructure company, and from June 1996 to October 1997, he served as a Division Director for Cisco Systems, Inc.

           Harold S. Blue has served as a director of the Company since July 2001. Since January 2002, Mr. Blue has served as partner and President of Commonwealth Group Holding, Inc., an investment and merchant bank. From February 1993 to December 2000, Mr. Blue served as Chairman and CEO of ProxyMed, Inc., a healthcare information systems company. From 1979-1984 he was the founder and CEO of Budget Drugs, a pharmacy chain in South Florida. From 1984 to 1988 Mr. Blue was the founder and President of Best Generics, a generic pharmaceutical distributor, which was sold to IVAX Corporation in 1988 at which time Mr. Blue joined IVAX as a director. From 1990 to 1993, Mr. Blue was founder and CEO of Health Services, Inc., a physician practice management company, which was sold to InPhyNet Medical Management, Inc. In addition to being a director of the Company, Mr. Blue serves on the Board of Directors of EB2B Commerce, Inc., and Commonwealth Group Holding, Inc., which is the general partner of Commonwealth Associates, L.P. Mr. Blue was nominated for election to, and serves on the Board of Directors pursuant to provisions of that certain placement agency agreement between the Company and Commonwealth Associates, L.P. dated as of April 25, 2001 and amended as of July 11, 2001. The provision provides that Commonwealth Associates, L.P. shall have the right to designate two directors of the Company’s Board of Directors until less than 100,000 shares of the Company’s Series A Preferred Stock sold in the Company’s July 2001 private placement are outstanding.

           David A. Brewer has served as one of our directors since February 2000. Since January 1999, Mr. Brewer has served as general manager for Aragon Ventures LLC, a private equity investment firm. Mr. Brewer has been Chairman of the End Poverty Foundation, a charity organization, since January 2001. From November 1999 to present, Mr. Brewer has served as Chief Executive Officer of Explore Holdings LLC, a private equity investment firm, and from July 1995 to present he has served as a managing member of Inktomi LLC, an internet research company. From September 1996 to December 1998, Mr. Brewer served as President, Chief Executive Officer and director of Explore Technologies, Inc., an educational toy manufacturer. From February 1996 to May 1996, Mr. Brewer served as President, Chief Executive Officer, Chief Financial Officer and director of Inktomi Corporation, an internet software developer. Mr. Brewer was nominated for election to our board of directors pursuant to a requirement contained in that certain securities purchase agreement between us and Mr. Brewer dated March 4, 1999.

           Andrew H. Plevin has served as one of our directors since November 1998. Since September 2000, he has served as managing partner of Carnegie Hill Venture Partners, a private equity investment firm. From November 1997 to August 2000, Mr. Plevin served as President, Chief Executive Officer and Chief Financial Officer of Core Software Technology, Inc. From August 1993 to November 1997, Mr. Plevin served as Vice President of D.H. Blair Investment Banking Corp. (“D.H. Blair”), a New York investment banking firm.

           Bertram Polan has served as one our directors since December 2002. Mr. Polan is President of Gemini Bio-Products of Woodland, California, which he founded in 1985. Gemini is a provider of various biological products to the medical research and biotech communities.

           All directors are elected annually and serve until the next annual meeting of shareholders or until the election and qualification of their successors. All executive officers serve at the discretion of our board of directors. There are no family relationships between any of our directors or executive officers.

Section 16(a) Beneficial Ownership Reporting Compliance

           Section 16(a) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”) requires our executive officers and directors and persons who own more than ten percent of a registered class of our equity securities to file an initial report of ownership on Form 3 and changes in ownership on Form 4 or 5 with the Securities and Exchange Commission (the “SEC”) and the National Association of Securities Dealers, Inc. Executive officers, directors and greater than ten percent shareholders are also required by SEC rules to furnish us with copies of all Section 16(a) forms they file. Based solely on its review of copies of such forms received by it, or written representations from certain reporting persons, we believe that during the fiscal year ended September 30, 2002 all filing requirements applicable to its officers, directors and ten percent shareholders were fulfilled.

ITEM 10. Executive Compensation

           The following table sets forth information for the three most recently completed fiscal years concerning the compensation of (i) the Chief Executive Officer and (ii) all other executive officers who earned over $100,000 in salary and bonus in the fiscal year ended September 30, 2002 (together the “Named Executive Officers”).

SUMMARY COMPENSATION TABLE

					Long-Term Compensation

		Annual Compensation			Awards		Payouts

				Other	Restricted	Securities
				Annual	Stock	Underlying	LTIP	All Other
Name and Principal		Salary	Bonus	Compensation	Award(s)	Options	Payouts	Compensation
Position	Year	($)	($)	($)	($)	(#)	($)	($)(1)

Paul F. DePond	2002	$208,284	$22,500		—		—	$12,001
Chief Executive Officer	2001	184,424	—		—	650,000	—	8,993
	2000	167,978	—		—	50,000	—	9,570
Gaylan I. Larson(2)	2002	90,837	10,000		—		—	11,251
Vice President, Operations	2001	102,633	—		—	200,000	—	12,787
	2000	136,154	—		—	50,000	—	7,852
Gerald W. Rice	2002	150,653	—		—		—	9,840
Chief Financial Officer	2001	134,573	—		—	160,000	—	11,237
	2000	122,634	—		—	50,000	—	10,085

(1)	Represents payments of health insurance premiums on behalf of the Named Executive Officers.

(2)	Mr. Larson works on a part-time basis.

           The following tables set forth certain information for the Named Executive Officers with respect to grants and exercises in fiscal 2002 of options to purchase our common stock:

Option Grants in Last Fiscal Year

Individual Grants

	Number of	% of Total
	Securities	Options
	Underlying	Granted	Exercise or
	Options Granted	to Employees	Base Price	Expiration
Name	(#)	in Fiscal Year	($/Sh)	Date

Paul F. DePond	—	—	—	—
Gaylan I. Larson	—	—	—	—
Gerald W. Rice	—	—	—	—

Aggregated Option Exercises in Last Fiscal Year and Fiscal Year End Option Values

			Number of		Value of
			Securities Underlying		Unexercised
			Unexercised Options at Fiscal		In-the-Money Options
	Shares	Value	Year End (#)		at Fiscal Year End (1)($)
	Acquired on	Realized
Name	Exercise(#)	($)	Exercisable	Unexercisable	Exercisable	Unexercisable

Paul F. DePond	—	—	393,389	306,611	—	—
Gaylan I. Larson	—	—	176,723	73,277	—	—
Gerald W. Rice	—	—	143,123	66,877	—	—

Director Compensation

           The Company’s directors do not currently receive any cash compensation for service on the Company’s Board of Directors or any committee thereof. Directors are eligible for option grants under the Company’s 1997 Stock Plan. During the fiscal year ended September 30, 2002, no directors received option grants.

Employment Agreements and Change-in-Control Arrangements

           In December 1996, we entered into an employment agreement with Paul F. DePond. The agreement, as amended from time to time, provided for an initial base annual salary of $130,000, which subsequently increased to $150,000 thirteen months following our initial public offering, and increased to $175,000 in February 2000 and to $200,000 in October 2001. Mr. DePond is eligible for a $50,000 bonus contingent upon our attainment of certain performance milestones.

           In the event that the Company terminates Mr. DePond without cause within twelve (12) months following a change in control, Mr. DePond is entitled to receive severance compensation equal to a continuation of his salary for a period of twelve (12) months. In the event that the Company terminates Mr. DePond without cause apart from a change of control, Mr. DePond is entitled to receive severance compensation equal to a continuation of his salary for a period of three (3) months. Mr. DePond is not entitled to severance compensation in the event of a termination for cause or voluntary resignation. In the event of a termination due to disability, Mr. DePond is entitled to receive only those severance or disability benefits as are established under the Company’s then existing severance and benefits plans and policies.

           In December 1996, we entered into an employment agreement with Mr. Rice that provided for an initial base annual salary of $105,000. Mr. Rice’s base salary increased to $130,000 in February 2000 and to $150,000 October 2001. Under the agreement, Mr. Rice is eligible to receive annual bonuses based on an earnings target approved by our board of directors. In November 2002, we entered into an employment agreement with Mr. Larson that provides that Mr. Larson will be paid an initial base annual salary of $96,000 and that Mr. Larson will work a minimum of 24 hours per week.

           In the event that the Company terminates Messrs. Larson or Rice without cause within twelve (12) months following a change in control, Messrs. Larson and Rice will be entitled to receive severance compensation equal to a continuation of his salary for a period of six (6) months. In the event that the Company terminates Mr. Larson without cause apart from a change of control, Mr. Larson is entitled to receive severance compensation equal to a continuation of his salary for a period of three (3) months. In the event that the Company terminates Mr. Rice without cause apart from a change of control, Mr. Rice is entitled to receive severance compensation equal to a continuation of his salary for a period of six (6) months. Messrs. Larson and Rice are not entitled to severance compensation in the event of a termination for cause or voluntary resignation. In the event of a termination due to disability, the terminated officer is entitled to receive only those severance or disability benefits as are established under the Company’s then existing severance and benefits plans and policies.

           The foregoing agreements define a “change in control” as (i) the acquisition of more than 30% of our voting securities by any person or group; (ii) a change in a majority of our board of directors occurring within a two-year period; or (iii) the approval by our shareholders of a transaction which would result in a transfer of more than 50% of our voting power provided, however, that a public offering of our common stock does not constitute a change of control. The agreements define “cause” as an act of dishonesty in connection with employment; a conviction of a felony which will detrimentally affect our reputation or business; willful and gross misconduct injurious to us; and continued and willful failure to perform duties. The agreements define “disability” as the inability to perform duties under the agreement due to mental or physical illness determined to be total and permanent by a physician.

ITEM 11. Security Ownership of Certain Beneficial Owners and Management

           The following tables set forth certain information regarding beneficial ownership of our common stock and our Series A Preferred Stock as of November 30, 2002 by (i) each person or entity who is known by us to own beneficially more than 5% of the outstanding shares of that class of our stock, (ii) each of our directors, (iii) each of the executive officers, and (iv) all directors and executive officers as a group.

           These tables are based on information provided to us or filed with the SEC by our directors, executive officers and principal shareholders. Unless otherwise indicated, the address for each shareholder listed in the following tables is c/o Notify Technology Corporation, 1054 S. De Anza Blvd., Suite 105, San Jose, California 95129.

COMMON STOCK

	Common Shares Beneficially Owned

Name and Address of Beneficial Owner	Number(1)	Percentage (1)

Michael S. Falk(2)	2,990,434	34.1%
c/o Commonwealth Associates, L.P.
830 Third Avenue
New York, NY 10022

ComVest Management LLC(3)	2,357,801	29.0
c/o Commonwealth Associates, L.P.
830 Third Avenue
New York, NY 10022

ComVest Venture Partners, LP(4)	2,357,801	29.0
c/o Commonwealth Associates, L.P.
830 Third Avenue
New York, NY 10022

David A. Brewer(5)	1,957,545	29.8

Robert Priddy(6)	1,350,000	18.9
c/o Commonwealth Associates, L.P.
830 Third Avenue
New York, NY 10022

RMC Capital, LLC(7)	1,350,000	18.9
c/o Commonwealth Associates, L.P.
830 Third Avenue
New York, NY 10022

Paul F. DePond(8)	893,439	14.2

Commonwealth Associates Management Company, Inc.(9)	483,421	7.7
c/o Commonwealth Associates, L.P.
830 Third Avenue
New York, NY 10022

Commonwealth Associates, L.P.(10)	483,421	7.7
830 Third Avenue
New York, NY 10022

Gaylan I. Larson(11)	399,408	6.7

Andrew Plevin(12)	164,986	2.8

Gerald W. Rice(13)	230,695	3.9

Michael Ballard(14)	124,781	2.1

Harold S. Blue(15)	49,915	*

Bertram Polan	—	*

All directors and executive officers as a group (9 persons)	3,920,769	51.1

*	less than 1%

(1)	Applicable percentage of ownership is based on 5,783,678 shares of our common stock outstanding as of November 30, 2002 together with applicable options, warrants or convertible Series A Preferred Stock for such shareholder. Beneficial ownership is determined in accordance with the rules of the Securities Exchange Commission, and includes voting and investment power with respect to shares. Shares of common stock (i) issuable upon exercise of options or warrants that are currently exercisable or are exercisable within 60 days after November 30, 2002 or (ii) issuable upon conversion of Series A Preferred Stock that is currently convertible or is convertible within 60 days after November 30, 2002 are deemed outstanding for purposes of computing the percentage ownership of the person holding such options, warrants or Series A Preferred Stock, but are not deemed outstanding for computing the percentage of any other shareholder.

(2)	Consists of (i) 2,357,801 shares issuable to ComVest Venture Partners, LP, (ii) 483,421 shares issuable to Commonwealth Associates, L.P. and (iii) 149,214 shares issuable to Mr. Falk upon the conversion and exercise of the Series A Preferred Stock and warrants that are issuable upon the exercise of an option to purchase 1.105267 units, in which each unit consists of 10,000 shares of Series A Preferred Stock and a warrant to purchase 35,000 shares of common stock (a “Preferred Unit”). Mr. Falk is a manager of ComVest Management LLC, which is the general partner of ComVest Venture Partners, LP, and a director of Commonwealth Associates Management Company, Inc., which is the general partner of Commonwealth Associates, L.P. Mr. Falk shares voting and dispositive power over the shares held by ComVest Venture Partners, LP and Commonwealth Associates, L.P.

(3)	Consists of 2,357,801 shares issuable to ComVest Venture Partners, LP. ComVest Management LLC is the general partner of ComVest Venture Partners, LP and shares voting and dispositive power over the shares held by ComVest Venture Partners, LP.

(4)	Consists of (i) 608,151 shares issuable upon exercise of warrants, (ii) 1,400,000 shares issuable upon conversion of 140,000 shares of Series A Preferred Stock and (iii) 349,650 shares issuable upon the conversion and exercise of the Series A Preferred Stock and warrants that are issuable upon exercise of an option to purchase 2.59 Preferred Units.

(5)	Includes (i) 733,244 shares issuable upon exercise of warrants, (ii) 40,000 shares issuable upon exercise of options, (iii) 7,201 shares of common stock owned by New Madrone Fund, Inc., of which Mr. Brewer is a shareholder and (iv) 3,500 shares of common stock issuable upon exercise of warrants owned by JEB Associates, of which Mr. Brewer is a shareholder.

(6)	Includes 1,350,000 shares issuable to RMC Capital, LLC. Mr. Priddy is a manager of RMC Capital, LLC and shares voting and dispositive power over these shares.

(7)	Includes 1,000,000 shares issuable upon conversion of 100,000 shares of Series A Preferred Stock and 350,000 shares issuable upon exercise of warrants.

(8)	Includes 25,000 shares issuable upon exercise of warrants and 462,500 shares issuable upon exercise of options.

(9)	Consists of 483,421 shares issuable to Commonwealth Associates, L.P. Commonwealth Associates Management Company, Inc. is the general partner of Commonwealth Associates, L.P. and shares voting and dispositive power over the shares held by Commonwealth Associates, L.P.

(10)	Includes 483,421 shares issuable upon the conversion and exercise of the Series A Preferred Stock and warrants that are issuable upon the exercise of an option to purchase 3.580907 Preferred Units.

(11)	Includes 201,389 shares issuable upon exercise of options.

(12)	Includes 4,250 shares issuable upon exercise of warrants and 50,000 shares issuable upon exercise of options.

(13)	Includes 161,389 shares issuable upon exercise of options.

(14)	Includes 60,000 shares issuable upon exercise of options.

(15)	Includes 43,248 shares issuable upon the conversion and exercise of the Series A Preferred Stock and warrants that are issuable upon the exercise of an option to purchase 0.320367 Preferred Units. Also includes 6,667 shares issuable upon exercise of options.

SERIES A PREFERRED STOCK

	Shares of Series A Preferred Stock
	Beneficially Owned
Name and Address of Beneficial Owner	Number(1)	Percentage (1)

Michael S. Falk(2)	212,761	39.5%
c/o Commonwealth Associates, L.P.
830 Third Avenue
New York, NY 10022

ComVest Management LLC(3)	165,900	33.7
c/o Commonwealth Associates, L.P.
830 Third Avenue
New York, NY 10022

ComVest Venture Partners, LP(4)	165,900	33.7
c/o Commonwealth Associates, L.P.
830 Third Avenue
New York, NY 10022

Robert Priddy(5)	100,000	21.5
c/o Commonwealth Associates, L.P.
830 Third Avenue
New York, NY 10022

RMC Capital, LLC	100,000	21.5
c/o Commonwealth Associates, L.P.
830 Third Avenue
New York, NY 10022

Commonwealth Associates Management Company, Inc(6)	35,809	7.1
c/o Commonwealth Associates, L.P.
830 Third Avenue
New York, NY 10022

Commonwealth Associates, L.P.(7)	35,809	7.1
830 Third Avenue
New York, NY 10022

Harold S. Blue(8)	3,203	*

David A. Brewer	—	—

Paul F. DePond	—	—

Gaylan I. Larson	—	—

Andrew Plevin	—	—

Gerald W. Rice	—	—

Michael Ballard	—	—

Bertram Polan	—	—

All directors and executive officers as a group (9 persons)	3,203	*

*	less than 1%

(1)	Applicable percentage of ownership is based on 466,000 shares of Series A Preferred Stock outstanding as of November 30, 2002 together with applicable warrants for such shareholder. Beneficial ownership is determined in accordance with the rules of the Securities Exchange Commission, and includes voting and investment power with respect to shares. Shares of Series A Preferred Stock issuable upon exercise of options that are currently exercisable or are exercisable within 60 days after November 30, 2002 are deemed outstanding for purposes of computing the percentage ownership of the person holding such options, but are not deemed outstanding for computing the percentage of any other shareholder.

(2)	Consists of (i) 140,000 shares held by ComVest Venture Partners, LP, (ii) 25,900 shares issuable to ComVest Venture Partners, LP, (iii) 35,809 shares issuable to Commonwealth Associates, L.P. and (iv) 11,052 shares issuable to Mr. Falk upon exercise of an option. Mr. Falk is a manager of ComVest Management LLC, which is the general partner of ComVest Venture Partners, LP, and a director of Commonwealth Associates Management Company, Inc., which is the general partner of Commonwealth Associates, L.P. Mr. Falk shares voting and dispositive power over the shares held by ComVest Venture Partners, LP and Commonwealth Associates, L.P.

(3)	Consists of 140,000 shares held by ComVest Venture Partners and 25,900 shares issuable to ComVest Venture Partners, LP. ComVest Management LLC is the general partner of ComVest Venture Partners, LP and shares voting and dispositive power over the shares held by ComVest Venture Partners, LP.

(4)	Includes 25,900 shares issuable upon the exercise of an option.

(5)	Consists of 1,000,000 shares held by RMC Capital, LLC. Mr. Priddy is a manager of RMC Capital, LLC and shares voting and dispositive power over these shares.

(6)	Consists of 35,809 shares issuable to Commonwealth Associates, L.P. Commonwealth Associates Management Company, Inc. is the general partner of Commonwealth Associates, L.P. and shares voting and dispositive power over the shares held by Commonwealth Associates, L.P.

(7)	Consists of 35,809 shares issuable upon the exercise of an option.

(8)	Consists of 3,203 shares issuable upon the exercise of an option.

ITEM 12. Certain Relationships and Related Transactions

March 1999 Private Placement

           In March 1999, we sold to David A. Brewer, a member of our board of directors, in a private placement 850,000 shares of common stock and warrants to purchase 1,344,444 shares of common stock for an aggregate consideration of $3,060,000. The warrants consisted of four warrants to purchase 155,800 shares of common stock at $3.60 per share and one warrant to purchase 721,244 shares of common stock at $3.60 per share. The four warrants to purchase 155,800 shares of common stock terminated at the earlier of (i) our achievement of certain milestones or (ii) September 3, 2000. The termination date for the warrant to purchase 721,244 shares of common stock is March 3, 2003. In connection with the sale of the common stock and warrants to Mr. Brewer, we agreed to issue additional warrants to Mr. Brewer if we sold shares of our common stock in a capital raising transaction at a price below $3.60 per share prior to the earlier of (1) March 3, 2002 or (2) our calling our outstanding Class A warrants. In addition, we agreed to register for resale the common stock sold in the private placement and the common stock underlying the warrants.

           Mr. Brewer exercised two of the four warrants on October 11, 1999 and received 311,600 shares of common stock underlying such warrants for an aggregate exercise price of $1,121,760. At the same time, we renegotiated the two remaining warrants to restate the milestone on one and extend both warrants until March 1, 2001 or 30 days after we meet certain product sales or revenue milestones. In February 2000, Mr. Brewer exercised one of these warrants and received 155,800 shares of common stock for an aggregate purchase price of $560,880. The other warrant to purchase 155,800 shares has expired.

           In October 2000 and in July 3001, Mr. Brewer agreed to waive his right to be issued additional warrants if we issued shares of our capital stock at a price below $3.60 per share with respect to the November 2000 and July 2001 private placements described below.

November 2000 Private Placement

           In November 2000, we sold in a private placement, 376,865 shares of common stock and warrants to purchase 188,424 shares of common stock for an aggregate purchase price of $1,225,000. Mr. Andrew H. Plevin, a member of our board of directors, purchased 76,916 shares of common stock and warrants to purchase 38,458 shares of common stock for an aggregate consideration of $250,000 in this private placement. The warrants consisted of two warrants to purchase 19,229 shares of common stock at $3.25 per share. We agreed to issue additional warrants and to decrease the exercise price of the warrants if we sold shares of our common stock in a capital raising transaction at a price below $3.25 per share prior to the earlier of (1) November 7, 2003 or (2) our calling our outstanding Class A warrants. In addition, we agreed to register for resale the common stock sold in the private placement and the common stock underlying the warrants.

           In July 2001, Mr. Plevin agreed to waive his right to be issued additional warrants if we issued shares of our capital stock at a price below $3.25 per share with respect to the July 2001 private placement described below. In July 2001, the per share exercise price of Mr. Plevin’s two warrants decreased to $1.00 per share as a result of the July private placement and Mr. Plevin exercised his two warrants and received 38,458 shares of common stock for an aggregate purchase price of $38,458.

July 2001 Private Placement

           On July 20, 2001, we completed a preferred stock and warrant financing. In the financing, we sold shares of our Series A Preferred Stock convertible into an aggregate of 5,010,000 shares of our common stock and warrants to purchase an aggregate of 1,753,500 shares of common stock at an exercise price of $1.00 per share. The proceeds from the financing, net of the placement agent’s commission, were approximately $4,509,000.

           We issued to ComVest Venture Partners, L.P. a warrant to purchase 118,151 shares of common stock on May 15, 2001 in connection with ComVest Venture Partners’ commitment to invest in the financing the difference between $5,000,000 and the aggregate amount of money invested by all other investors in the financing. In the financing, ComVest purchased approximately $1,400,000 of securities. In addition, we granted Commonwealth Associates, L.P., the placement agent for the financing, an option to purchase (i) shares of Series A Preferred Stock convertible into an aggregate of 926,850 shares of common stock and (ii) a warrant to purchase 324,397 shares of common stock.

           We agreed to prepare and file with the Securities and Exchange Commission a registration statement covering the resale of the shares of common stock underlying all securities issued in connection with the financing. Also, we agreed to appoint two designees of Commonwealth Associates, L.P. to our board of directors and to cause the authorized number of directors on our board of directors to be no greater than six prior to our next annual meeting of shareholders. Mssrs. Harold S. Blue and Bertram Polan are Commonwealth Associates’ designees to our board of directors. We have covenanted to provide Commonwealth Associates, L.P. with (i) finder’s fees in connection with certain future financings, (ii) observation rights of members of our board of directors and (iii) membership rights to committees of the board of directors.

           We believe that all of the transactions set forth above were made on terms no less favorable to us than could have been obtained from unaffiliated third parties.

ITEM 13. Exhibits and Reports on Form 8-K.

(a)       Exhibits

3.1.1	Amended and Restated Articles of Incorporation of Registrant as filed with the Secretary of State of California on September 2, 1997. (incorporated herein by reference to Exhibit (3.2) to the Registrant’s Registration Statement on Form SB-2, Reg. No. 333-23369, filed on March 14, 1997)

3.1.2	Certificate of Amendment to the Registrant’s Articles of Incorporation as filed with the Secretary of State of California on March 3, 1998. (incorporated herein by reference to Exhibit (3.1.1) to the Registrant’s Quarterly Report on Form 10-QSB for the quarterly period ended June 30, 2001, filed on August 14, 2001)

3.1.3	Certificate of Amendment to the Registrant’s Articles of Incorporation as filed with the Secretary of State of California on July 12, 2001. (incorporated herein by reference to Exhibit (3.1.1) to the Registrant’s Quarterly Report on Form 10-QSB for the quarterly period ended June 30, 2001, filed on August 14, 2001)

3.1.4	Certificate of Determination, Preferences and Rights of Series A Preferred Stock as filed with the Secretary of State of California on July 13, 2001. (incorporated herein by reference to Exhibit (3.1) to the Registrant’s Current Report on Form 8-K, filed on July 23, 2001)

3.2	Amended and Restated Bylaws of Registrant. (incorporated herein by reference to Exhibit (3.2) to the Registrant’s Quarterly Report on Form 10-QSB for the quarterly period ended June 30, 2001, filed on August 14, 2001)

4.1.1	Form of Warrant Agreement. (incorporated herein by reference to Exhibit (4.1) to Amendment No. 1 to the Registrant’s Registration Statement on Form SB-2, Reg. No. 333-23369, filed on May 29, 1997)

4.1.2	First Amendment to Warrant Agreement dated as of July 10, 2002 by and among the Registrant, American Stock Transfer & Trust Company and D.H. Blair Investment Banking Corp. (incorporated herein by reference to Exhibit (4.1) to the Registrant’s Current Report on Form 8-K, filed on July 17, 2002)

4.2	Form of warrant issued to subscribers in connection with the Registrant’s July 2001 private placement. (incorporated herein by reference to Exhibit (4.1) to the Registrant’s Current Report on Form 8-K, filed on July 23, 2001)

4.3	Form of option issued to the placement agent in connection with the Registrant’s July 2001 private placement. (incorporated herein by reference to Exhibit (4.2) to the Registrant’s Current Report on Form 8-K, filed on July 23, 2001)

4.4	Form of warrant underlying the option issued to the placement agent in connection with the Registrant’s July 2001 private placement. (incorporated herein by reference to Exhibit (4.3) to the Registrant’s Current Report on Form 8-K, filed on July 23, 2001)

10.1.1	Employment Agreement dated as of August 1, 1997 between Registrant and Paul DePond. (incorporated herein by reference to Exhibit (10.1) to Amendment No. 2 to the Registrant’s Registration Statement on Form SB-2, Reg. No. 333-23369, filed on August 15, 1997)

10.1.2	Amendment No. 1 dated February 23, 2000 to Employment Agreement dated as of August 1, 1997 between Registrant and Paul DePond. (incorporated herein by reference to Exhibit (10.2) to Post-Effective Amendment No. 4 to the Registrant’s Registration Statement on Form SB-2, Reg. No. 333-23369, filed on April 18, 2000)

10.1.3	Amendment No. 2 dated June 29, 2001 to Employment Agreement dated as of August 1, 1997 between Registrant and Paul DePond, as amended by Amendment No. 1 to Employment Agreement dated as of February 23, 2000. (incorporated herein by reference to Exhibit (10.2) to the Registrant’s Quarterly Report on Form 10-QSB for the quarterly period ended June 30, 2001, filed on August 14, 2001)

10.1.4	Amendment No. 3 dated October 11, 2001 to Employment Agreement dated as of August 1, 1997 between Registrant and Paul DePond, as amended by Amendment No. 1 to Employment Agreement dated as of February 23, 2000 and Amendment No. 2 to Employment Agreement dated as of June 29, 2001. (incorporated herein by reference to Exhibit (10.4) to the Registrant’s Annual Report on Form 10-KSB for the annual period ended September 30, 2001, filed on December 28, 2001)

10.2	Amended Employment Agreement dated as of November 4, 2002 between Registrant and Gaylan Larson.

10.3.1	Employment Agreement dated as of August 1, 1997 between Registrant and Gerald Rice. (incorporated herein by reference to Exhibit (10.3) to Amendment No. 2 to the Registrant’s Registration Statement on Form SB-2, Reg. No. 333-23369, filed on August 15, 1997)

10.3.2	Amendment No. 1 dated February 23, 2000 to Employment Agreement dated as of August 1, 1997 between Registrant and Gerald Rice. (incorporated herein by reference to Exhibit (10.6) to Post-Effective Amendment No. 4 to the Registrant’s Registration Statement on Form SB-2, Reg. No. 333-23369, filed on April 18, 2000)

10.3.3	Amendment No. 2 dated June 29, 2001 to Employment Agreement dated as of August 1, 1997 between Registrant and Gerald Rice, as amended by Amendment No. 1 to Employment Agreement dated as of February 23, 2000. (incorporated herein by reference to Exhibit (10.4) to the Registrant’s Quarterly Report on Form 10-QSB for the quarterly period ended June 30, 2001, filed on August 14, 2001)

10.3.4	Amendment No. 3 dated October 11, 2001 to Employment Agreement dated as of August 1, 1997 between Registrant and Gerald Rice, as amended by Amendment No. 1 to Employment Agreement dated as of February 23, 2000 and Amendment No. 2 to Employment Agreement dated as of June 29, 2001. (incorporated herein by reference to Exhibit (10.11) to the Registrant’s Annual Report on Form 10-KSB for the annual period ended September 30, 2001, filed on December 28, 2001)

10.4	Form of Indemnification Agreement. (incorporated herein by reference to Exhibit (10.5) to the Registrant’s Registration Statement on Form SB-2, Reg. No. 333-23369, filed on March 14, 1997)

10.5	Escrow Agreement by and between Registrant, the American Stock Transfer & Trust Company and certain security holders of the Registrant, as amended. (incorporated herein by reference to Exhibit (10.6) to Amendment No. 2 to the Registrant’s Registration Statement on Form SB-2, Reg. No. 333-23369, filed on August 15, 1997)

10.6	Registrant’s 1997 Stock Plan, as amended. (incorporated by reference to Exhibit (10.2) to the Registrant’s Quarterly Report on Form 10-QSB for the quarterly period ended March 31, 2002, filed on May 15, 2002)

10.7	Lease between Registrant, and Ching C. Poon and Jenny M. Poon. (incorporated herein by reference to Exhibit (10.59) to the Registrant’s Quarterly Report on Form 10-QSB for the quarterly period ended June 30, 2001, filed on August 14, 2001)

10.8+	Nonexclusive Technology License Agreement between Registrant and Active Voice Corporation dated April 30, 1997. (incorporated herein by reference to Exhibit (10.10) to Amendment No. 2 to the Registrant’s Registration Statement on Form SB-2, Reg. No. 333-23369, filed on August 15, 1997)

10.9	Securities Purchase Agreement dated as of March 4, 1999 between Registrant and
David A. Brewer. (incorporated herein by reference to Exhibit (10.11) to Post-Effective Amendment No. 3 to the Registrant’s Registration Statement on Form SB-2, Reg. No. 333-23369, filed on April 2, 1999)

10.10	Amendment No. 1 dated October 7, 1999 to Securities Purchase Agreement dated as of March 4, 1999 between Registrant and David Brewer. (incorporated herein by reference to Exhibit (10.12) to the Registrant’s Annual Report on Form 10-KSB for the fiscal year ended September 30, 1999, filed on December 28, 1999)

10.11	Amendment No. 2 dated October 26, 2000 to Securities Purchase Agreement dated as of March 4, 1999 and as amended on October 7, 1999 between Registrant and David Brewer. (incorporated herein by reference to Exhibit (10.14) to the Registrant’s Annual Report on Form 10-KSB for the fiscal year ended September 30, 2000, filed on December 29, 2000)

10.12	Securities Purchase Agreement dated November 8, 2000 by and among the Registrant and the purchasers listed on Exhibit A thereto. (incorporated herein by reference to Exhibit (10.17) to the Registrant’s Annual Report on Form 10-KSB for the fiscal year ended September 30, 2000, filed on December 29, 2000)

10.13	Registration Rights Agreement, dated as of July 20, 2001 by and among the Registrant and the subscribers set forth therein. (incorporated herein by reference to Exhibit (10.1) to the Registrant’s Current Report on Form 8-K, filed on July 23, 2001)

10.14	Form of Registration Rights Agreement, dated as of July 20, 2001 by and among the Registrant and Commonwealth Associates, L.P. (incorporated herein by reference to Exhibit (10.2) to the Registrant’s Current Report on Form 8-K, filed on July 23, 2001)

10.15+	Voice Mail Services Agreement, dated as of February 8, 2002, by and between the Registrant and AT&T Corp. (incorporated by reference to Exhibit (10.1) to the Registrant’s Quarterly Report on Form 10-QSB for the quarterly period ended March 30, 2002, filed on May 15, 2002)

10.16	Master Purchase Order Assignment Agreement, dated as of September 13, 2002, by and between Transcap Trade Finance and the Registrant.

23.1.	Consent of Ernst & Young LLP, Independent Auditors

24.1	Power of Attorney (see page 31).

99.1	Certification of Chief Executive Officer and Chief Financial Officer

+	Confidential treatment has been granted with respect to portions of these exhibits.

(b)          Reports on Form 8-K

           (1)     On July 17, 2002, we filed a report on Form 8-K under Item 5 reporting the amendment to the Warrant Agreement relating to our Class A Warrants to extend the expiration date of such warrants for a period of one year from August 28, 2002 to August 28, 2003.

           2)     On September 4, 2002, we filed a Report on Form 8-K under Item 5 reporting that our common stock, Units and Class A warrants had been delisted from the Nasdaq SmallCap Market, effective September 4, 2002.

ITEM 14. Controls and Procedures

           (a) Evaluation of disclosure controls and procedures.

           Our chief executive officer and our chief financial officer, after evaluating our “disclosure controls and procedures” (as defined in Securities Exchange Act of 1934 (the “Exchange Act”) Rules 13a-14(c) and 15-d-14(c)) as of a date (the “Evaluation Date”) within 90 days before the filing date of this Annual Report on Form 10-KSB, have concluded that as of the Evaluation Date, our disclosure controls and procedures are effective to ensure that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms.

           (b) Changes in internal controls.

           Subsequent to the Evaluation Date, there were no significant changes in our internal controls or in other factors that could significantly affect our disclosure controls and procedures, nor were there any significant deficiencies or material weaknesses in our internal controls. As a result, no corrective actions were required or undertaken.

     SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, duly authorized, in the City of San Jose, California, on the 24th day of December, 2002.

NOTIFY TECHNOLOGY CORPORATION

Dated: December 24, 2002	By:	/S/ PAUL F. DEPOND

Paul F. DePond
President and Chief Executive Officer

POWER OF ATTORNEY

           KNOW ALL MEN BY THESE PRESENTS that each person whose signature appears below constitutes and appoints Paul F. DePond and Gerald W. Rice and each of them, as his true and lawful attorneys-in-fact and agents, with full power of substitution and resubstitution, for him and in his name, place and stead, in any and all capacities, to sign any and all amendments to this Report on Form 10-KSB, and to file the same with all exhibits thereto, and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorneys- in-fact and agents, and each of them, full power and authority to do and perform each and every act and thing requisite and necessary to be done in and about the premises, as fully to all intents and purposes as he might or could do in person, hereby ratifying and confirming all that said attorneys-in-fact and agents, or either of them, or their or his substitute or substitutes, may lawfully do or cause to be done by virtue hereof.

           In accordance with the requirements of the Securities Exchange Act of 1934, this Report was signed by the following persons in the capacities indicated below and on the dates stated.

Signature	Title	Date

/S/ PAUL DEPOND Paul DePond	President, Chief Executive Officer and Chairman (Principal Executive Officer)	December 24, 2002

/S/ GERALD RICE Gerald Rice	Chief Financial Officer (Principal Financial and Accounting Officer)	December 24, 2002

/S/ MICHAEL BALLARD Michael Ballard	Director	December 19, 2002

/S/ DAVID BREWER David Brewer	Director	December 27, 2002

/S/ ANDREW PLEVIN Andrew Plevin	Director	December 24, 2002

/S/ HAROLD BLUE Harold Blue	Director	December 23, 2002

/S/ BERTRAM POLAN Bertram Polan	Director	December 23, 2002

Certification under Section 302(a) of the Sarbanes-Oxley Act of 2002

I, Paul F. DePond, certify that:

1.	I have reviewed this annual report on Form 10-KSB of Notify Technology Corporation;

2.	Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3.	Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4.	The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a)	designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b)	evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the “Evaluation Date”); and

c)	presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.	The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent functions):

a)	all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b)	any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.	The registrant’s other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: December 23, 2002
/s/ Paul F. DePond

Paul F. DePond
President and Chief Executive Officer

I, Gerald W. Rice, certify that:

1.	I have reviewed this annual report on Form 10-KSB of Notify Technology Corporation;

2.	Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3.	Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4.	The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a)	designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b)	evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the “Evaluation Date”); and

c)	presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.	The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent functions):

a)	all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b)	any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.	The registrant’s other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: December 24, 2002
/s/ Gerald W. Rice

Gerald W. Rice
Chief Financial Officer

Notify Technology Corporation

Financial Statements

Years ended September 30, 2002 and 2001

Report of Independent Auditors

The Board of Directors and Shareholders
Notify Technology Corporation

We have audited the accompanying balance sheet of Notify Technology Corporation as of September 30, 2002, and the related statements of operations, shareholders’ equity, and cash flows for the years ended September 30, 2002 and 2001. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Notify Technology Corporation at September 30, 2002, and the results of its operations and its cash flows for the years ended September 30, 2002 and 2001, in conformity with accounting principles generally accepted in the United States.

As discussed in Note 1 to the financial statements, the Company’s recurring losses from operations raise substantial doubt about its ability to continue as a going concern. Management’s plans as to these matters are also described in Note 1. The 2002 financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ ERNST & YOUNG LLP

San Jose, California
October 31, 2002

Notify Technology Corporation

Balance Sheet

September 30, 2002

Assets
Current assets:
Cash and cash equivalents	$526,656
Restricted cash	851,300
Accounts receivable, net of allowance for doubtful accounts of $2,000	584,974
Inventories	399,596
Other current assets	81,427

Total current assets	2,443,953
Property and equipment, net	159,877

Total assets	$2,603,830

Liabilities and shareholders’ equity
Current liabilities:
Accounts payable	$426,824
Accrued payroll and related liabilities	110,426
Other accrued liabilities	204,211
Deferred revenue	368,671

Total current liabilities	1,110,132
Commitments and contingencies
Shareholders’ equity:
Preferred stock, $0.001 par value, 5,000,000 shares authorized	—
Series A convertible redeemable preferred stock, $0.001 par value, 900,000 shares designated and 466,000 shares issued and outstanding at September 30, 2002; redemption amount and liquidation preference of $5,592,000 at September 30, 2002	1,004,520
Common stock, $0.001 par value, 30,000,000 shares authorized, 5,783,678 shares issued and outstanding at September 30, 2002	5,784
Additional paid-in capital	21,805,746
Notes receivable from shareholders	(2,500)
Accumulated deficit	(21,319,852)

Total shareholders’ equity	1,493,698

Total liabilities and shareholders’ equity	$2,603,830

The accompanying notes are an integral part of these financial statements.

Notify Technology Corporation

Statements of Operations

	Years Ended September 30,
	2002	2001

Revenues:
Product sales	$2,946,060	$982,374
Service revenue	404,174	168,811
Royalty revenue	131,686	158,909

Total revenue	3,481,920	1,310,094
Cost of sales:
Product cost	1,789,982	554,638
Service cost	77,567	1,915
Inventory write downs	—	400,000

Total cost of sales	1,867,549	956,553
Gross profit	1,614,371	353,541
Operating costs and expenses:
Research and development	1,074,817	1,075,482
Sales and marketing	644,514	837,845
General and administrative	1,673,506	1,912,394

Total operating costs and expenses	3,392,837	3,825,721

Loss from operations	(1,778,466)	(3,472,180)
Other income and expense, net	36,714	134,568
Net loss	(1,741,752)	(3,337,612)
Deemed beneficial conversion dividend on Series A preferred stock	—	(3,507,000)

Loss attributable to common shareholders	$(1,741,752)	$(6,844,612)

Basic and diluted net loss per share	$(0.41)	$(1.72)
Weighted-average shares used in computing net loss per share	4,222,167	3,983,131

The accompanying notes are an integral part of these financial statements.

Notify Technology Corporation

Statements of Shareholders’ Equity

	Convertible Redeemable					Notes
	Preferred Stock		Common Stock		Additional	Receivable		Total
					Paid-In	from	Accumulated	Shareholders'
	Shares	Amount	Shares	Amount	Capital	Shareholders	Deficit	Equity

Balance at September 30, 2000	—	—	4,887,058	4,887	13,845,024	(2,500)	(12,733,488)	1,113,923
Issuance of common shares pursuant to private offering, net of issuance costs of $15,603	—	—	349,995	350	1,209,397	—	—	1,209,747
Proceeds from exercise of options and warrants	—	—	49,540	50	46,204	—	—	46,254
Issuance of convertible preferred stock pursuant to private offering, net of issuance costs of $813,133	501,000	1,079,967	—	—	—	—	—	1,079,967
Fair value of warrants to purchase convertible preferred stock issued in connection with the private offering	—	—	—	—	1,251,851	—	—	1,251,852
Fair value of warrants to purchase convertible preferred stock issued to placement agent in connection with the private offering	—	—	—	—	1,702,000	—	—	1,702,000
Fair value of warrants to purchase convertible preferred stock issued to investment fund in connection with the private offering	—	—	—	—	163,049	—	—	163,048
Deemed beneficial conversion dividend on Series A convertible preferred stock	—	—	—	—	3,507,000	—	(3,507,000)	—
Net loss and comprehensive net loss	—	—	—	—	—	—	(3,337,612)	(3,337,612)

Balance at September 30, 2001	501,000	$1,079,967	5,286,593	$5,287	$21,724,525	$(2,500)	$(19,578,100)	$3,229,179

Proceeds from exercise of warrants			147,085	147	1,324			1,471
Conversion of preferred stock to common stock	(35,000)	(75,447)	350,000	350	75,097			—
Deferred compensation relating to grant of stock options					4,800			4,800
Net loss and comprehensive net loss							(1,741,752)	(1,741,752)

Balance at September 30, 2002	466,000	$1,004,520	5,783,678	$5,784	$21,805,746	$(2,500)	$(21,319,852)	$1,493,698

      The accompanying notes are an integral part of these financial statements.

Notify Technology Corporation

Statements of Cash Flows

	Years Ended September 30,
	2002	2001
Operating activities
Net loss	$(1,741,752)	$(3,337,612)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	107,562	125,275
Disposal of fixed assets	1,990	—
Deferred compensation	4,800	—
Changes in operating assets and liabilities:
Accounts receivable, net	(470,196)	296,556
Inventories	(287,515)	390,579
Other current assets	(32,753)	2,012
Accounts payable	262,936	(138,685)
Accrued payroll and related liabilities	(5,872)	(21,492)
Other accrued liabilities	(45,768)	(60,333)
Deferred revenue	104,708	(188,727)

Net cash used in operating activities	(2,101,860)	(2,932,427)
Investing activities
Expenditures for property and equipment	(108,834)	(9,755)
Increase (decrease) in restricted cash	(568,944)	482,342

Net cash provided by (used in) investing activities	(677,778)	472,587
Financing activities
Proceeds from exercise of options and warrants	1,471	46,254
Proceeds from issuance of common stock, net of issuance costs	—	1,209,747
Proceeds from issuance of preferred stock, net of issuance costs	—	4,196,867

Net cash provided by financing activities	1,471	5,452,868

Net increase (decrease) in cash and cash equivalents	(2,778,167)	2,993,028
Cash and cash equivalents at beginning of year	3,304,823	311,795

Cash and cash equivalents at end of year	$526,656	$3,304,823

The accompanying notes are an integral part of these financial statements.

Notify Technology Corporation

Notes to Financial Statements

September 30, 2002

1.  Business and Basis of Presentation

Notify Technology Corporation (the Company or Notify) is a communications service and software provider for wireline and wireless notification and messaging services. The Company is also a supplier of innovative call and message notification products and services.

The accompanying financial statements have been prepared assuming that the Company will continue as a Going Concern, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. The Company incurred losses of $1,741,752 and $3,337,612 for the years ended September 30, 2002 and 2001, respectively. The Company has an accumulated deficit of $21.3 million as of September 30, 2002. During fiscal 2002, the Company financed its operations through a combination of results of the sale of its products and existing cash balances. These conditions raise substantial doubt about the Company’s ability to continue as a Going Concern without improvements in operating income or further capital financing.

The Company’s ability to fund its recurring losses from operations depends upon the continuation of its current Visual Got Mail Solution program, its success in shifting its product focus into wireless e-mail notification and wireless e-mail notification market solutions, and/or raising other sources of financing. Management does not believe that its existing cash balances are sufficient to fund its operations through September 30, 2003. Management plans to seek additional financing, restructure its business in order to reduce costs and potentially seek the sale or licensing of certain technologies, however, there can be no assurance that Management will be successful in implementing such plans. In October 2002, the Company entered into a $750,000 credit facility arrangement that will allow the Company to continue to purchase inventory for its Visual Got Mail Solution product orders.

2.  Summary of Significant Accounting Policies

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the amounts reported in the accompanying financial statements and notes thereto. Actual results could differ from those estimates.

Cash and Cash Equivalents

The Company considers all highly liquid, temporary investments with an original maturity of three months or less when purchased to be cash equivalents. The Company is exposed to credit risk in the event of default by the financial institutions to the extent of amounts recorded on the balance sheet.

Inventories

Inventories are stated at the lower of cost or market on a first-in, first-out basis. At September 30, 2002, inventories consisted entirely of finished goods.

Notify Technology Corporation

Notes to Financial Statements

2.  Summary of Significant Accounting Policies (continued)

Inventories (continued)

The Company significantly improved gross margin in fiscal year 2002 primarily due to the use of $560,000 in inventory that had been written-down in prior periods relating to the Visual Got Mail Solution products. These write-downs were recorded in fiscal 2001 and 2000 due to significant decreases in forecasted sales of the Call Manager product in the first half of fiscal 2001 and in the second half of fiscal 2000, and were based on inventory levels and purchase commitments in excess of expected demand. The Visual Got Mail Solution, introduced in fiscal 2002, makes use of a variation of the Call Manager and the Company was able to use a significant portion of this inventory to produce the Visual Got Mail Solution.

Property and Equipment

Property and equipment are stated at cost. Depreciation is computed by the straight-line method over the following estimated useful lives of the assets: five years for furniture and office equipment and three years for software and computer equipment. Leasehold improvements are amortized by the straight-line method over the shorter of the lease term or the estimated useful lives of such assets.

Long-Lived Assets

The Company monitors the recoverability of long-lived assets based on estimated use factors such as future asset utilization, business climate and future undiscounted cash flows expected to result from the use of the related assets or realized upon sale. The Company’s policy is to write down assets to their net recoverable amount in the period when it is determined that the carrying amount of the asset is not likely to be recoverable.

Income Taxes

The Company accounts for income taxes under the liability method. The estimated future tax effect of differences between the basis in assets and liabilities for tax and accounting purposes is accounted for as deferred taxes. A valuation allowance has been established to reduce deferred tax assets as it is more likely than not that all, or some portion, of such deferred tax assets would not be realized. A full allowance against deferred tax assets was provided.

Revenue Recognition

The Company recognizes revenue on sales of call and message notification products when the product is delivered, title has transferred, and no obligations remain. Service income is

Notify Technology Corporation

Notes to Financial Statements

2.  Summary of Significant Accounting Policies (continued)

Revenue Recognition (continued)

recognized on a straight-line basis over the period of the service agreement. Revenue from royalty agreements is recognized on receipt of payment.

Deferred revenue relates to (i) products where title has transferred and payment has been received but the product has not been delivered to the customer; (ii) service revenue that is being recognized over the period of the service agreement; and (iii) products that have been delivered and are pending installation and configuration, at which time title transfers to the customer.

Shipping and Handling Costs

The Company includes fees billed to customers relating to shipping and handling in net sales. Shipping and handling costs are classified as a component of cost of sales.

Research and Development

Expenses related to research and development of the Company’s products were $1,075,000 each in the fiscal years ended September 30, 2002 and 2001

Based on the Company’s software development process, the time period between the establishment of technological feasibility and completion of the hardware component and the release of the product is short and capitalization of internal development costs has not been material to date.

Concentration of Credit Risk

The Company performs ongoing credit evaluations and generally requires no collateral. The Company maintains reserves for credit losses, and such losses have been within management’s expectations. As of September 30, 2002, one customer accounted for 96% of accounts receivable.

Stock Options

The Company accounts for stock option grants in accordance with the intrinsic value method because the Company believes the alternative fair value accounting requires the use of option valuation models that were not developed for use in valuing employee stock options. Under the intrinsic value method no compensation expense is recognized when the exercise price of the Company’s employee stock options equals the market price of the underlying stock on the date of grant.

Notify Technology Corporation

Notes to Financial Statements

2.  Summary of Significant Accounting Policies (continued)

Net Loss Per Share

Net loss per common share is computed by dividing net loss available to common stockholders by the weighted average number of shares outstanding during the period.

The weighted-average number of common shares used in the net loss per share calculation was reduced by the common stock and potential common shares placed in escrow in connection with the Company’s initial public offering. Options to purchase 2,152,055 and 1,613,722 shares of common stock were outstanding at September 30, 2002 and 2001, respectively, but were not included in the computation of diluted net loss per share as the effect would be antidilutive.

3.  Property and Equipment

Property and equipment consist of the following:

September 30, 2002

Furniture and office equipment	$518,477
Software	55,963
Leasehold improvements	2,246

576,686
Less accumulated depreciation and amortization	(416,809)

$159,877

4.  Commitments and Contingencies

The Company currently occupies two facilities under an operating lease. The lease on its San Jose, California facility expires in March 2003. Future minimum payments under this lease for the year ending September 30, 2003 are $106,083. The lease on the Company’s Canfield, Ohio facility expires in October 2006. Future minimum payments under this lease for each of the remaining four years ending September 30, are $71,387 per annum.

Notify Technology Corporation

Notes to Financial Statements

4.  Commitments and Contingencies (continued)

Facility rent expense totaled $282,000 and $242,000 for the years ended September 30, 2002 and 2001, respectively.

At September 30, 2002, the Company had $851,300 of outstanding letters of credit to its suppliers related to a commitment to purchase additional inventory. The letters of credit are secured by a money market account of $851,300, which is recorded as restricted cash.

5.  Shareholders’ Equity

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

Convertible Redeemable Preferred Stock

In July 2001, the Company’s shareholders authorized and the Company completed an offering of Series A convertible redeemable preferred stock (Series A preferred stock) to a group of private investors. In connection with the offering, the Company issued 501,000 shares of Series A preferred stock at $10 per share and issued warrants to purchase 1,753,000 shares of common stock for consideration of $4.2 million, net of issuance costs. The Company has designated a total of 900,000 shares as Series A preferred stock.

At any time and from time to time on or after July 20, 2003 but before July 26, 2004, upon a written request of at least 10% of the then outstanding shares of Series A Preferred Stock, the Company must redeem the requested number of shares of Series A Preferred Stock at a redemption price equal to $10.00 plus accrued dividends. The requesting holders must request that the Company redeem at least the lesser of 50,100 shares and all of the outstanding shares. The Company shall have the option to pay the redemption price in cash or in shares of Common Stock. If the Company chooses to pay the redemption price in shares of Common Stock, the value assigned to each share of Common Stock shall be the greater of (i) the average closing bid price on the OTC Bulletin Board for the twenty (20) trading days preceding the redemption request and (ii) $0.50 per share.

During fiscal 2002, 35,000 shares of convertible redeemable preferred stock was converted to 350,000 shares of common stock.

Notify Technology Corporation

Notes to Financial Statements

5.  Shareholders’ Equity (continued)

Convertible Redeemable Preferred Stock (continued)

The September 30, 2002 balance sheet also reflects the discount or beneficial conversion feature present in the Series A preferred stock. The discount represents the fair value of the conversion ratio at below fair market value of the underlying common stock on the date of closing and the fair value of warrants issued in connection with the issuance of the Series A preferred stock. The discount was recognized as a return to the preferred shareholders (similar to a dividend) over the minimum period of time in which the preferred shareholders can realize the return, which is immediately for the preferred shareholders. The discount has been accreted to additional paid-in capital on the September 30, 2002 balance sheet.

Each share of Series A preferred stock is initially convertible into the Company’s common stock at a conversion ratio of $1.00 per common share. The Series A preferred stock is convertible into common stock at any time upon the election of the holder. Furthermore, the Series A preferred stock shall automatically convert into common stock upon either the closing of a secondary public offering in excess of $25,000,000 at a price per share in excess of $2.00 or the closing bid price for the common stock is in excess of $2.00 for a period of 20 consecutive trading days. Each share of Series A preferred stock shall entitle the holder thereof to that number of votes on all matters submitted to a vote of the shareholders of the Company equal to the number of shares of common stock into which the Series A preferred stock can be converted.

Each Series A preferred stock is entitled to receive upon the liquidation of the Company in preference to holders of common stock, an amount equal to $12 per share, and shall thereafter share ratably, on an as-if-converted-basis, with all other holders of the Company’s securities entitled to participate in the distribution of the Company’s assets.

In connection with the offering of Series A preferred stock, the Company issued options to purchase 9.2685 units at a price per unit of $100,000 to the placement agent. Each unit consists of 10,000 shares of Series A preferred stock convertible into an aggregate of 100,000 shares of common stock with a warrant to purchase 35,000 shares of common stock. The option to purchase units expires in July 2008. The warrant will be exercisable at any time through July 2008 at a price of $1.00 per common stock. The Preferred stock was valued at $1.45 while the warrants were valued at $1.38.

The Company also issued in connection with the offering of Series A preferred stock a seven year warrant to purchase 118,151 shares of common stock at an exercise price of $1.00 each to an investment fund in connection with the investment funds commitment to purchase Series A preferred stock for the amount of the differences between $5 million and the aggregate amount of money invested by all other investors in the financing.

Notify Technology Corporation

Notes to Financial Statements

5.  Shareholders’ Equity (continued)

Common Stock

The following table summarizes shares of common stock reserved for future issuance by the Company:

September 30, 2002

Convertible redeemable preferred stock	4,660,000
1997 Stock Option Plan	3,129,662
Warrant agreements	6,134,401

13,924,063

In November 2000, the Company issued 376,865 shares of common stock and issued warrants to purchase 188,424 shares of common stock to a group of private investors, which included a director of the Company, for consideration of $1.2 million, net of issuance costs. Of these warrants, 38,458 were exercised, 7,690 expired on August 8, 2001 and 67,293 expired on November 5, 2001 leaving an outstanding balance of 74,983 warrants.

Warrants to Purchase Common Stock

At September 30, 2002, the Company had the following warrants outstanding:

•     2,025,000 Class A warrants to purchase 2,652,750 shares of common stock issued in connection with the Offering and other financings were outstanding. Each Class A warrant initially entitled the holder to purchase one share of common stock at an exercise price of $6.50 per share. The terms of the Class A warrants were adjusted as a result of the July 2001 private placement to an exercise price of $4.96, and a conversion ratio of 1.31 shares of common stock. On July 10, 2002, the Class A warrant expiration date was extended to August 28, 2003. Each Class A warrant remains subject to adjustment at any time through August 28, 2003. Under certain circumstances, the warrants are subject to redemption by the Company at $0.05 per warrant on 30 days written notice.

•      A warrant to purchase 721,244 shares of common stock at an initial exercise price of $3.60 per share issued in connection with a March 1999 private placement was outstanding and which expires in March 2003. In connection with the March 1999 private placement, the Company also agreed to issue additional warrants if it sells shares of common stock in a capital raising transaction at a price below $3.60 per share prior to the earlier of (i) March 30, 2002 or (ii) the

Notify Technology Corporation

Notes to Financial Statements

5. Shareholders’ Equity (continued)

Warrants to Purchase Common Stock (continued)

date on which the Company calls the outstanding Class A warrants. In connection with the July 2001 financing, the warrant holder waived

•	the right to receive additional warrants and the exercise price of the 721,244 warrants was reduced from $3.60 to $1.00 per share.

•	74,983 warrants to purchase shares of the Company’s common stock, issued in connection with the November 2000 private placement were outstanding. 376,865 warrants were originally issued but one set of warrants to purchase 7,690 shares of common stock expired in August 2001, one set of warrants to purchase 67,293 shares of common stock expired in November 2001 and one set of warrants to purchase 74,983 shares of common stock expires in November 2003, all with an initial exercise price of $3.25 per share. In the event that the Company issues equity securities in a financing for an amount of $250,000 or more at a price per share less than the price per share of the November 2000 offering, the exercise price of the outstanding warrants will be reduced to the price per share at which such equity securities are sold and the Company will issue additional warrants to purchase common stock with an exercise price of $0.01 and a term of three years. The warrants will be exercisable into a number of shares of common stock determined by the price per share and the number of shares issued in the financing. As a result of the July 2001 financing, the exercise price of the 142,276 warrants was reduced from $3.25 to $1.00 and the Company issued an additional 337,439 warrants to purchase shares of the Company’s common stock as an antidilution adjustment. Warrants to purchase 147,085 shares of common stock of these warrants were exercised in the fiscal year ending September 30, 2002. The remaining 190,354 warrants are exercisable at any time at a price of $0.01 per share and expire in July 2004. In July 2001, the Company received proceeds of $38,458 from the exercise of 38,458 warrants issued in connection with the November 2000 financing.

•	Warrants to purchase 1,753,500 and 118,151 shares of common stock at an exercise price of $1.00 were issued in connection with the July 2001 private placement to the placement agent and an investment fund, respectively. The warrant to purchase 1,753,500 shares of common stock expires in July 2008 and the warrant to purchase 118,151 shares of common stock expires in May 2008. In connection with the private placement, the Company also agreed that if it issues additional equity instruments at a price per share less than $1.00, then the price and number of warrants shall be adjusted on a weighted-average basis.

Notify Technology Corporation

Notes to Financial Statements

5. Shareholders’ Equity (continued)

1997 Stock Option Plan

In January 1997, the Company adopted the 1997 Stock Plan (the Plan), which provides for the granting of stock options to employees, officers, consultants, and directors of the Company. Stock options are granted at fair market value on the date of grant with terms of up to ten years. Under the Plan, a total of 3,129,662 shares of the Company’s common stock are reserved for issuance. Under the terms of these option grants, the options commence vesting upon the first anniversary of the date of employment and continue to vest ratably over the remainder of the four-year vesting period.

The following table summarizes stock option activity:

		Options Outstanding

	Shares Available For Grant	Number of Shares	Weighted- Average Price

Balance at September 30, 2000	176,835	505,535	$6.677
Authorized	1,700,000	—
Granted	(1,223,000)	1,223,000	$1.763
Cancelled	112,105	(112,105)	$6.146
Exercised	—	(2,708)	$0.906

Balance at September 30, 2001	765,940	1,613,722	$3.018
Authorized	750,000	—
Granted	(670,834)	670,834	$0.341
Cancelled	132,501	(132,501)	$2.207

Balance at September 30, 2002	977,607	2,152,055	$2.184

Notify Technology Corporation

Notes to Financial Statements

5. Shareholders’ Equity (continued)

1997 Stock Option Plan (continued)

The following table summarizes outstanding and exercisable options at September 30, 2002:

	Options Outstanding		Options Exercisable

Exercise Prices	Number of Options Outstanding	Weighted- Average Remaining Life in Years	Number of Options Exercisable	Weighted- Average Exercise Prices

$0.320 - $0.690	604,855	9.07	332,637	$0.326
$0.800 - $0.906	21,894	6.52	19,707	$0.898
$1.600 - $2.375	1,053,000	8.74	555,230	$1.601
$2.750 - $3.875	213,369	7.96	153,124	$3.076
$5.594 - $7.656	43,937	7.04	33,252	$6.902
$8.813	215,000	7.39	171,146	$8.813

	2,152,055	8.57	1,265,096	$2.549

           The weighted average fair value of options granted was $0.341 in 2002 and $1.763 in 2001.

Stock-Based Compensation

The Company has elected to follow the intrinsic value method of accounting for its employee stock options because, as discussed below, the alternative fair value method of accounting requires the use of option valuation models that were not developed for use in valuing employee stock options. Under the intrinsic value method, because the exercise price of the Company’s employee stock options equals the market price of the underlying common stock on the date of grant, no compensation expense is recognized.

Pro forma information regarding net income and earnings per share is required as if the Company had accounted for its employee stock options granted subsequent to September 30, 1995 under the fair value method. The fair value of the options was estimated at the date of grant using a Black-Scholes option valuation model with the following assumptions: a weighted-average expected life of the option of 4 years; risk-free interest rate of 3.53%; dividend yield of 0.0%; and volatility factors of the expected market price of the Company’s common stock of 112% and 131% for 2002 and 2001, respectively.

Notify Technology Corporation

Notes to Financial Statements

5. Shareholders’ Equity (continued)

Stock-Based Compensation (continued)

The Black-Scholes option valuation model was developed for use in estimating the fair value of traded options that have no vesting restrictions and are fully transferable. In addition, option valuation models require the input of highly subjective assumptions, including the expected stock price volatility. Because the Company’s employee stock options have characteristics significantly different from those of traded options, and because changes in the subjective input assumptions can materially affect the fair value estimate, in management’s opinion, the existing models do not necessarily provide a reliable single measure of the fair value of its employee stock options.

For purposes of pro forma disclosures, the estimated fair value of the options is amortized to expense over the options’ vesting period. The Company’s pro forma information follows:

	2002	2001

Net loss:
As reported	$(1,741,752)	$(6,844,612)
Pro forma	(2,711,277)	(7,861,506)
Basic and diluted net loss per share:
As reported	(0.41)	(1.72)
Pro forma	(0.64)	(1.97)

The Company recognized $4,800 compensation expense in fiscal 2002 and no compensation expense in fiscal 2001 related to the grant of options to nonemployees.

Notify Technology Corporation

Notes to Financial Statements

5. Shareholders’ Equity (continued)

Escrow Securities

In connection with the Company’s Initial Public Offering in August 1997, holders, who held Founders stock or who acquired the Company’s common stock in prior private offerings, agreed to place 1,233,870 of their shares into escrow. The securities will be released to the holders in the event specified levels of pretax income are achieved for the years ending through September 30, 2003, or if the Company is acquired by or merged into another entity in a transaction in which shareholders receive a specified consideration. Any securities remaining in escrow on September 30, 2003 will be forfeited, which securities will then be contributed to the Company’s capital. The pretax income levels are subject to proportionate adjustment upon the issuance of certain securities subsequent to the Company’s initial public offering.

In the event that the securities in escrow are released, the Securities and Exchange Commission has adopted the position that the release of the securities in escrow to officers, directors, employees, and consultants of the Company will be compensatory and, accordingly, will result in compensation expense for financial reporting purposes. The expense will equal the fair value of the securities in escrow on the date of release and will result in a material charge to operations. At September 30, 2002, the Company had not attained any of the specified earnings or market price levels. Therefore, all escrowed securities are still being held in trust by the Company’s transfer agent.

6. Income Taxes

Due to operating losses, there is no provision for income taxes for 2002 or 2001. The expected statutory tax benefit of 34% is offset by the inability to recognize an income tax benefit from the net operating losses.

Notify Technology Corporation

Notes to Financial Statements

6. Income Taxes (continued)

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company’s deferred tax assets for federal and state income taxes are as follows:

	Year Ended	Year Ended
	September 30, 2002	September 30, 2001
Deferred tax assets:
Net operating loss carryforwards	$5,609,000	$4,942,000
Research credit carryforwards	329,000	266,000
Capitalized research and development	139,000	107,000
Other temporary differences	485,000	945,000

Total deferred tax assets	6,562,000	6,260,000
Valuation allowance	(6,562,000)	(6,260,000)

Net deferred tax assets	$—	$—

Realization of deferred tax assets is dependent on future earnings, if any, the timing and amount of which are uncertain. Accordingly, a valuation allowance in an amount equal to the net deferred tax asset has been established to reflect these uncertainties. The change in the valuation allowance was a net increase of $302,000 and $1,325,000 for fiscal years 2002 and 2001, respectively.

As of September 30, 2002, the Company had net operating loss carryforwards of approximately $15,000,000 and $7,000,000 for Federal and California tax purposes, which will expire in the years 2003 through 2022. As of September 30, 2002, the Company also had research and development tax credit carryforwards for federal and California tax purposes of approximately $225,000 and $158,000, respectively. The credits will expire in the years 2011 through 2022, if not utilized. Utilization of net operating loss and tax credit carryforwards may be subject to a substantial annual limitation due to the ownership change limitations provided by the Internal Revenue Code of 1986, as amended, and similar state provisions. The annual limitation may result in the expiration of net operating loss and tax credit carryforwards before full utilization.

Notify Technology Corporation

Notes to Financial Statements

7. Industry Segment, Customer, and Geographic Information

The Company has one operating segment by which management evaluates performance. The Company sells its products within the United States primarily to long distance carriers, regional bell operating companies and local exchange carriers. One product accounted for 83% of total revenues in fiscal 2002. The same product was not sold in fiscal 2001. One customer accounted for 83% of sales for the year ended September 30, 2002. Three other customers accounted for 36%, 26% and 12% of sales for the year ended September 30, 2001.

8. Subsequent Events

The Company has entered into an agreement to finance the purchase of inventory using the inventory as collateral. The agreement allows the Company to borrow a maximum of $750,000 based on purchase orders from its customers.

EXHIBIT INDEX

3.1.1	Amended and Restated Articles of Incorporation of Registrant as filed with the Secretary of State of California on September 2, 1997. (incorporated herein by reference to Exhibit (3.2) to the Registrant’s Registration Statement on Form SB-2, Reg. No. 333-23369, filed on March 14, 1997)

3.1.2	Certificate of Amendment to the Registrant’s Articles of Incorporation as filed with the Secretary of State of California on March 3, 1998. (incorporated herein by reference to Exhibit (3.1.1) to the Registrant’s Quarterly Report on Form 10-QSB for the quarterly period ended June 30, 2001, filed on August 14, 2001)

3.1.3	Certificate of Amendment to the Registrant’s Articles of Incorporation as filed with the Secretary of State of California on July 12, 2001. (incorporated herein by reference to Exhibit (3.1.1) to the Registrant’s Quarterly Report on Form 10-QSB for the quarterly period ended June 30, 2001, filed on August 14, 2001)

3.1.4	Certificate of Determination, Preferences and Rights of Series A Preferred Stock as filed with the Secretary of State of California on July 13, 2001. (incorporated herein by reference to Exhibit (3.1) to the Registrant’s Current Report on Form 8-K, filed on July 23, 2001)

3.2	Amended and Restated Bylaws of Registrant. (incorporated herein by reference to Exhibit (3.2) to the Registrant’s Quarterly Report on Form 10-QSB for the quarterly period ended June 30, 2001, filed on August 14, 2001)

4.1.1	Form of Warrant Agreement. (incorporated herein by reference to Exhibit (4.1) to Amendment No. 1 to the Registrant’s Registration Statement on Form SB-2, Reg. No. 333-23369, filed on May 29, 1997)

4.1.2	First Amendment to Warrant Agreement dated as of July 10, 2002 by and among the Registrant, American Stock Transfer & Trust Company and D.H. Blair Investment Banking Corp. (incorporated herein by reference to Exhibit (4.1) to the Registrant’s Current Report on Form 8-K, filed on July 17, 2002)

4.2	Form of warrant issued to subscribers in connection with the Registrant’s July 2001 private placement. (incorporated herein by reference to Exhibit (4.1) to the Registrant’s Current Report on Form 8-K, filed on July 23, 2001)

4.3	Form of option issued to the placement agent in connection with the Registrant’s July 2001 private placement. (incorporated herein by reference to Exhibit (4.2) to the Registrant’s Current Report on Form 8-K, filed on July 23, 2001)

4.4	Form of warrant underlying the option issued to the placement agent in connection with the Registrant’s July 2001 private placement. (incorporated herein by reference to Exhibit (4.3) to the Registrant’s Current Report on Form 8-K, filed on July 23, 2001)

10.1.1	Employment Agreement dated as of August 1, 1997 between Registrant and Paul DePond. (incorporated herein by reference to Exhibit (10.1) to Amendment No. 2 to the Registrant’s Registration Statement on Form SB-2, Reg. No. 333-23369, filed on August 15, 1997)

10.1.2	Amendment No. 1 dated February 23, 2000 to Employment Agreement dated as of August 1, 1997 between Registrant and Paul DePond. (incorporated herein by reference to Exhibit (10.2) to Post-Effective Amendment No. 4 to the Registrant’s Registration Statement on Form SB-2, Reg. No. 333-23369, filed on April 18, 2000)

10.1.3	Amendment No. 2 dated June 29, 2001 to Employment Agreement dated as of August 1, 1997 between Registrant and Paul DePond, as amended by Amendment No. 1 to Employment Agreement dated as of February 23, 2000. (incorporated herein by reference to Exhibit (10.2) to the Registrant’s Quarterly Report on Form 10-QSB for the quarterly period ended June 30, 2001, filed on August 14, 2001)

10.1.4	Amendment No. 3 dated October 11, 2001 to Employment Agreement dated as of August 1, 1997 between Registrant and Paul DePond, as amended by Amendment No. 1 to Employment Agreement dated as of February 23, 2000 and Amendment No. 2 to Employment Agreement dated as of June 29, 2001. (incorporated herein by reference to Exhibit (10.4) to the Registrant’s Annual Report on Form 10-KSB for the annual period ended September 30, 2001, filed on December 28, 2001)

10.2	Amended Employment Agreement dated as of November 4, 2002 between Registrant and Gaylan Larson.

10.3.1	Employment Agreement dated as of August 1, 1997 between Registrant and Gerald Rice. (incorporated herein by reference to Exhibit (10.3) to Amendment No. 2 to the Registrant’s Registration Statement on Form SB-2, Reg. No. 333-23369, filed on August 15, 1997)

10.3.2	Amendment No. 1 dated February 23, 2000 to Employment Agreement dated as of August 1, 1997 between Registrant and Gerald Rice. (incorporated herein by reference to Exhibit (10.6) to Post-Effective Amendment No. 4 to the Registrant’s Registration Statement on Form SB-2, Reg. No. 333-23369, filed on April 18, 2000)

10.3.3	Amendment No. 2 dated June 29, 2001 to Employment Agreement dated as of August 1, 1997 between Registrant and Gerald Rice, as amended by Amendment No. 1 to Employment Agreement dated as of February 23, 2000. (incorporated herein by reference to Exhibit (10.4) to the Registrant’s Quarterly Report on Form 10-QSB for the quarterly period ended June 30, 2001, filed on August 14, 2001)

10.3.4	Amendment No. 3 dated October 11, 2001 to Employment Agreement dated as of August 1, 1997 between Registrant and Gerald Rice, as amended by Amendment No. 1 to Employment Agreement dated as of February 23, 2000 and Amendment No. 2 to Employment Agreement dated as of June 29, 2001. (incorporated herein by reference to Exhibit (10.11) to the Registrant’s Annual Report on Form 10-KSB for the annual period ended September 30, 2001, filed on December 28, 2001)

10.4	Form of Indemnification Agreement. (incorporated herein by reference to Exhibit (10.5) to the Registrant’s Registration Statement on Form SB-2, Reg. No. 333-23369, filed on March 14, 1997)

10.5	Escrow Agreement by and between Registrant, the American Stock Transfer & Trust Company and certain security holders of the Registrant, as amended. (incorporated herein by reference to Exhibit (10.6) to Amendment No. 2 to the Registrant’s Registration Statement on Form SB-2, Reg. No. 333-23369, filed on August 15, 1997)

10.6	Registrant’s 1997 Stock Plan, as amended. (incorporated by reference to Exhibit (10.2) to the Registrant’s Quarterly Report on Form 10-QSB for the quarterly period ended March 31, 2002, filed on May 15, 2002)

10.7	Lease between Registrant, and Ching C. Poon and Jenny M. Poon. (incorporated herein by reference to Exhibit (10.59) to the Registrant’s Quarterly Report on Form 10-QSB for the quarterly period ended June 30, 2001, filed on August 14, 2001)

10.8+	Nonexclusive Technology License Agreement between Registrant and Active Voice Corporation dated April 30, 1997. (incorporated herein by reference to Exhibit (10.10) to Amendment No. 2 to the Registrant’s Registration Statement on Form SB-2, Reg. No. 333-23369, filed on August 15, 1997)

10.9	Securities Purchase Agreement dated as of March 4, 1999 between Registrant and
David A. Brewer. (incorporated herein by reference to Exhibit (10.11) to Post-Effective Amendment No. 3 to the Registrant’s Registration Statement on Form SB-2, Reg. No. 333-23369, filed on April 2, 1999)

10.10	Amendment No. 1 dated October 7, 1999 to Securities Purchase Agreement dated as of March 4, 1999 between Registrant and David Brewer. (incorporated herein by reference to Exhibit (10.12) to the Registrant’s Annual Report on Form 10-KSB for the fiscal year ended September 30, 1999, filed on December 28, 1999)

10.11	Amendment No. 2 dated October 26, 2000 to Securities Purchase Agreement dated as of March 4, 1999 and as amended on October 7, 1999 between Registrant and David Brewer. (incorporated herein by reference to Exhibit (10.14) to the Registrant’s Annual Report on Form 10-KSB for the fiscal year ended September 30, 2000, filed on December 29, 2000)

10.12	Securities Purchase Agreement dated November 8, 2000 by and among the Registrant and the purchasers listed on Exhibit A thereto. (incorporated herein by reference to Exhibit (10.17) to the Registrant’s Annual Report on Form 10-KSB for the fiscal year ended September 30, 2000, filed on December 29, 2000)

10.13	Registration Rights Agreement, dated as of July 20, 2001 by and among the Registrant and the subscribers set forth therein. (incorporated herein by reference to Exhibit (10.1) to the Registrant’s Current Report on Form 8-K, filed on July 23, 2001)

10.14	Form of Registration Rights Agreement, dated as of July 20, 2001 by and among the Registrant and Commonwealth Associates, L.P. (incorporated herein by reference to Exhibit (10.2) to the Registrant’s Current Report on Form 8-K, filed on July 23, 2001)

10.15+	Voice Mail Services Agreement, dated as of February 8, 2002, by and between the Registrant and AT&T Corp. (incorporated by reference to Exhibit (10.1) to the Registrant’s Quarterly Report on Form 10-QSB for the quarterly period ended March 30, 2002, filed on May 15, 2002)

10.16	Master Purchase Order Assignment Agreement, dated as of September 13, 2002, by and between Transcap Trade Finance and the Registrant.

23.1.	Consent of Ernst & Young LLP, Independent Auditors

24.1	Power of Attorney (see page 31).

99.1	Certification of Chief Executive Officer and Chief Financial Officer

+ Confidential treatment has been granted with respect to portions of these exhibits.