Form 10QSB
period 2002-12-31
NOTIFY TECHNOLOGY CORP
filed 2003-02-13
CIK 1031980

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-QSB

(Mark One)

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended December 31, 2002

or

☐	Transition Report Pursuant to Section 13 of 15(d) of the Securities Exchange Act of 1934

For the Transition Period from to

Commission File number 000-23025

NOTIFY TECHNOLOGY CORPORATION

(Exact name of small business issuer as specified in its charter)

California	77-0382248
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

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

Yes  ☒    No  ☐

As of December 31, 2002 there were 5,783,678 shares of Common Stock outstanding.

Transitional Small Business Disclosure Format

Yes  ☐    No  ☒

PART I.    FINANCIAL INFORMATION (unaudited)

Item 1.    Financial Statements

NOTIFY TECHNOLOGY CORPORATION

BALANCE SHEET

	December 31, 2002	September 30, 2002
	(Unaudited)	(1)
Assets
Current assets:
Cash and cash equivalents	$216,150	$526,656
Restricted cash	500,000	851,300
Accounts receivable	1,387,278	584,974
Inventories	33,285	399,596
Pre-paid inventory	292,750	—
Other current assets	74,563	81,427

Total current assets	2,504,026	2,443,953

Property and equipment, net	223,075	159,877

Total assets	$2,727,101	$2,603,830

Liabilities and shareholders’ equity
Current liabilities:
Accounts payable	$75,384	$426,824
Accrued payroll and related liabilities	157,108	110,426
Deferred revenue	375,165	368,671
Short term borrowings	488,250	—
Other accrued liabilities	236,031	204,211

Total current liabilities	1,331,938	1,110,132
Shareholders’ equity:
Preferred stock	1,004,520	1,004,520
Common stock	5,784	5,784
Additional paid-in capital	21,803,246	21,803,246
Retained earnings	(21,418,387)	(21,319,852)

Total shareholders’ equity	1,395,163	1,493,698

Total liabilities and shareholders’ equity	$2,727,101	$2,603,830

(1)	The information in this column was derived from our audited financial statements for the year ended September 30, 2002.

See accompanying notes to unaudited financial statements

NOTIFY TECHNOLOGY CORPORATION

STATEMENTS OF OPERATIONS

	Three-Month Periods Ended December 31,
	2002	2001
	(Unaudited)
Revenue:
Product sales	$1,989,390	$106,945
Service revenue	254,884	62,120
Royalty revenue	18,200	63,880

Total revenue	2,262,474	232,945

Cost of Sales:
Product cost	1,511,289	32,242
Service cost	89,412	950

Total cost of sales	1,600,701	33,192

Gross profit	661,773	199,753

Operating expenses:
Research and development	247,809	293,110
Sales and marketing	110,553	144,804
General and administrative	364,378	383,654

Total operating expenses	722,740	821,568

Loss from operations	(60,967)	(621,815)
Other (income) and expense, net	37,569	(16,886)

Net loss	$(98,536)	$(604,929)

Basic and diluted net loss per share	$(0.02)	$(0.15)

Weighted average shares outstanding	4,549,808	4,046,920

See accompanying notes to unaudited financial statements

NOTIFY TECHNOLOGY CORPORATION

STATEMENTS OF CASH FLOWS

	Three-Month Periods Ended December 31,
	2002	2001
	(Unaudited)
Cash flows used in operating activities:
Net loss	$(98,536)	$(604,929)
Adjustments to reconcile net loss to cash used in operating activities:
Depreciation and amortization	24,461	25,730
Changes in operating assets and activities:
Accounts receivable	(802,304)	53,482
Inventories	366,311	(247,925)
Pre-paid inventory	(292,750)	—
Other current assets	6,864	3,200
Accounts payable	(351,439)	179,296
Deferred revenue	6,494	(35,699)
Other accrued liabilities	78,503	17,513

Net cash used in operating activities	(1,062,396)	(609,332)

Cash flows used in investing activities:
Purchase of property & equipment	(87,660)	(27,119)
Decrease in restricted cash	351,300	6,370

Net cash provided by (used in) investing activities	263,640	(20,749)

Cash flows provided by financing activities:
Net proceeds from short term borrowings	488,250	—
Proceeds from issuance of common stock, net of issuance costs	—	(1,237)

Net cash provided by (used in) financing activities	488,250	(1,237)

Net increase in cash and cash equivalents	(310,506)	(631,318)
Cash and cash equivalents at beginning of period	526,656	3,304,823

Cash and cash equivalents at end of period	$216,150	$2,673,505

Supplemental disclosure of cash flow information
Cash paid for interest	$14,786	$—

See accompanying notes to unaudited financial statements

NOTIFY TECHNOLOGY CORPORATION

NOTES TO THE FINANCIAL STATEMENTS (Unaudited)

1.	BASIS OF PRESENTATION

The accompanying unaudited financial statements of Notify Technology Corporation (referred to as “we”, “us” and “our” unless the context otherwise requires) have been prepared in accordance with generally accepted accounting principles for interim financial information and the instructions of Regulation S-B Item 310(b) and Article 10 of Regulation S-X. The balance sheets as of December 31, 2002 and September 30, 2002, the statements of operations for the three-month periods ended December 31, 2002 and 2001 and the statements of cash flows for the three-month periods ended December 31, 2002 and 2001 are unaudited but include all adjustments (consisting only of normal recurring adjustments), which we consider necessary for a fair presentation of the financial position at such date and the operating results and cash flows for those periods. Although we believe that the disclosures in these financial statements are adequate to make the information presented not misleading, certain information normally included in financial statements and related footnotes prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission. The accompanying financial statements should be read in conjunction with the financial statements and notes thereto included in our Annual Report on Form 10-KSB for the year ended September 30, 2002.

In June 2002, the Financial Accounting Standards Board issued SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities.” SFAS No. 146 addresses the timing and amount of costs recognized as a result of restructuring and similar activities. The company will apply SFAS No. 146 to activities initiated after December 31, 2002. The adoption of SFAS No. 146 is not expected to have a material impact on the company’s consolidated statements of income or financial position.

Results for any interim period are not necessarily indicative of results for any other interim period or for the entire year.

2.	GOING CONCERN

Due to our present financial condition, our current stage of research and development of new product and our business plans, there is substantial doubt as to our ability to continue as a going concern. To date, our NotifyLink product line does not provide significant contributions to our revenues and our Visual Got Mail Solution sales are highly concentrated in one customer. The success of our business operations will depend upon our ability to obtain further financing until such time, if ever, as there is favorable market acceptance for our new wireless software products. It is not possible for us to predict with assurance the outcome of these matters. If we are unable to obtain further financing and profitable operations from our new software wireless products, then our business will fail.

3.	LIQUIDITY AND CAPITAL RESOURCES

During fiscal 2001, we financed our operations through a combination of existing cash balances, the sale of common stock, the sale of preferred stock and the proceeds from the exercise of warrants and options. During fiscal 2002, we financed our operations through a combination of gross margin from sales of product and services and existing cash balances. Our ability to fund our recurring losses from operations depends upon the success of our wireline Visual Got Mail Solution and the success in our wireless products designed for wireless e-mail notification and wireless e-mail notification market solutions, and/or raising other sources of financing. Management entered into several additional arrangements during fiscal 2002 that it believed would produce increased revenue from our NotifyLink products but that increase has not yet materialized. We believe that our existing cash balances are sufficient to fund our operations through at least June 30, 2003.* However, to fund our operations during the remainder of fiscal 2003 we will need to raise additional funds or adjust downward our level of spending.* There is no assurance that we will be successful in acquiring or raising these additional funds or reducing expenses sufficiently.

4.	NET LOSS PER SHARE

The weighted average number of common shares used in the net loss per share calculation was reduced by the 1,233,870 common shares placed in escrow in connection with our initial public offering. Options to purchase 2,140,952 and 2,167,119 shares of common stock were outstanding at December 31, 2002 and 2001, respectively, but were not included in the computation of diluted net loss per share as the effect would be anti-dilutive.

NOTIFY TECHNOLOGY CORPORATION

5.	USE OF ESTIMATES

The preparation of financial statements in conformity with generally U.S. accepted accounting principles requires management to make estimates and assumptions. These assumptions affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from these estimates.

6.	INVENTORIES

We primarily purchase inventory ready for sale from a turnkey manufacturer and operate no manufacturing facilities ourselves. Consequently, inventories consisted of finished goods, which are stated at lower of cost (first-in, first-out) or market.

	December 31, 2002	September 30, 2002
Finished Goods	33,285	399,596

7.	COMMITMENTS

We currently occupy two facilities under operating leases. The lease on our San Jose, California facility expires in March 2003. The future minimum payments for the remainder of the lease are $53,042. The lease on our Canfield, Ohio facility expires in October 2006. Future minimum payments under this lease for the remainder of the year ending September 30, 2003 and for each of the following three years ending September 30 are $53,540 and $71,387 per annum, respectively.

At December 31, 2002, we had $500,000 of outstanding letters of credit to our suppliers related to a commitment to purchase additional inventory. The letters of credit are secured by a money market account of $500,000, which is recorded as restricted cash.

8.	INCOME TAXES

Due to our loss position, there was no provision for income taxes for the three-month periods ended December 31, 2002 and 2001.

Item	2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

FORWARD LOOKING STATEMENTS

This Quarterly Report on Form 10-QSB contains forward-looking statements within the meaning of section 27A of the Securities Act of 1933, as amended, and section 21E of the Securities Exchange Act of 1934, as amended. In addition, we may from time to time make oral forward-looking statements. These statements may generally be identified by the use of such words as “expect,” “anticipate,” “believe,” “intend,” “plan,” “will,” or “shall,” and include, but are not necessarily limited to, all of the statements marked below with an asterisk (“*”). These forward-looking statements are based on current expectations and entail various risks and uncertainties. Our actual results could differ materially from those anticipated in these forward-looking statements as a result of a number of factors, including those set forth below under “Risk Factors.” When reading the sections titled “Results of Operations” and “Financial Condition,” you should also read our unaudited condensed consolidated financial statements and related notes included elsewhere herein, our annual report on Form 10-KSB for the year ended September 30, 2002, and the section below entitled “Risk Factors.” We disclaim any obligation to update any forward-looking statements as a result of developments occurring after the date of this Quarterly Report.

NOTIFY TECHNOLOGY CORPORATION

RESULTS OF OPERATIONS

Three-Month Periods Ended December 31, 2002 and 2001

Revenue

Revenue consists primarily of net revenue from the sale of telephony equipment, service revenue related to the Visual Got Mail Solution and the Centrex Receptionist and royalty revenue. We recognize revenue on sales of telephony products when the product is delivered, title has transferred, and no obligations remain. Service income is recognized on a straight-line basis over the period of the service agreement. Revenue from royalty agreements is recognized on receipt of payment.

Revenue for the three-month period ended December 31, 2002 increased to $2,262,474 from $232,945 for the three-month period ended December 31, 2001. Revenue increased from the previous year primarily due to the combined CPE, fulfillment and service revenue totaling $2,153,812 from our Visual Got Mail Solution product introduced in April 2002. The Visual Got Mail Solution allows competitive providers of local telephone service to offer voice mail, including message notification, to local telephone customers without relying on a stutter dial tone or FSK signaling provided by the incumbent telephone company. The Visual Got Mail Solution consists of a hardware product, based on our Call Manager product, that provides a visual indication that a telephone customer has received a voice message and a subscription service, operated by us, which links the hardware product to the competitive provider’s voice mail platform. We sell the hardware product and related fulfillment services to the provider and also receive from the provider a monthly fee for each active user for providing the subscription service. For the three-month period ending December 31, 2002, revenue from our Visual Got Mail Solution was $2,153,812. In comparison, during the three-month period ending December 31, 2001, we sold no Call Manager product in its original configuration. Revenue for the three-month period ended December 31, 2002 includes royalty revenue of $18,200 from our multi-sense/stutter-dial patent compared to $63,880 for the three-month period ended December 31, 2001. The level of royalty revenue varies from period to period based on the level of third party activity. This level of activity has declined in the last twelve months and has been reflected in decreasing royalty revenues. There is no assurance that our multi-sense/stutter-dial technology will continue to be used so that we may continue to collect royalty income. Revenue from our NotifyLink products and service was $12,129 for the period ended December 31, 2002 compared to $18,660 for the period ended December 31, 2001. The Centrex Receptionist product line generated $77,000 and $127,000 of revenue in the three-month period ended December 31, 2002 and 2001, respectively. Revenue from the Centrex Receptionist is lower than we experienced in past years and there can be no assurance that we will not experience an additional decline in revenue from our Centrex Receptionist product in the future.

We sell our products in the United States primarily to 2way wireless carriers, long distance telephone carriers, regional bell operating companies and local exchange carriers. The Visual Got Mail Solution, Centrex Receptionist, and royalty revenue accounted for 95%, 2% and 1%, respectively, of total revenue in the three-month period ended December 31, 2002. Revenue from our Centrex Receptionist, and royalty revenue accounted for 55%, and 27%, respectively of total revenues in the three-month period ended December 31, 2001. Sales to telephone companies were 97% and 59% of total revenue for the three-month periods ended December 31, 2002 and 2001, respectively. Significant portions of our revenue are concentrated in a small number of customers although not necessarily the same customers each period. One customer accounted for 95% of total sales in the three-month period ended December 31, 2002. Three other customers accounted for 50%, 27% and 9% of the total sales in the three month period ended December 31, 2001.

Our new wireless NotifyLink products have not sold as anticipated and only accounted for $18,660 in revenue during the three-month period ending December 31, 2002. Consequently, we are re-evaluating the level of investment in the wireless NotifyLink product line. Of the $2,153,812 of revenue generated from our Visual Got Mail Solution, monthly service fees from the Visual Got Mail Solution end user accounts that were active during the quarter represented $216,667. This monthly service fee is an ongoing revenue stream as long as each end user is an active Voice Mail customer. The Visual Got Mail Solution utilizes a modified

NOTIFY TECHNOLOGY CORPORATION

version of our traditional Call Manager device. Although the Visual Got Mail Solution is shipping in significant volume, and, as of December 31, 2002, we had a backlog of $2,100,000, we expect minimal sales of our traditional Call Manager in the future. Since our NotifyLink products have been slow to sell despite apparent interest, and the Visual Got Mail Solution is being sold to a single customer, we anticipate that we will continue to experience substantial variances in quarterly revenue.

At December 31, 2002, $119,000 of the deferred revenue is related to the Customer Premise Equipment (CPE) portion of the Visual Got Mail Solution where title has transferred to our customer but the CPE has not been delivered. The combined revenue of the CPE and fulfillment is recognized as delivery occurs. Another $158,000 of deferred income is related to Centrex Receptionist products that have been delivered and are pending installation and configuration, at which time title transfers to the customer and revenue is recognized. $51,000 of the deferred revenue is related to Centrex Receptionist service contracts that are being recognized over the period of each service agreement. The remaining $47,000 is related to software sales where revenue is recognized over the period of customer service obligation.

Cost of Sales

Cost of sales consists primarily of the cost to manufacture our products and the postal costs associated with our fulfillment service. Cost of sales increased to $1,600,701 in the three-month period ended December 31, 2002 from $33,192 for the three-month period ended December 31, 2001. This increase was the result of sales of the Visual Got Mail Solution during the three-month period ended December 31, 2002, whereas this product was not yet introduced in the three-month period ended December 31, 2001.

Our gross margin decreased to 29.2% in the three-month period ended December 31, 2002 compared to a gross margin of 85.8% in the three-month period ended December 31, 2001. The decrease occurred because the period ended December 31, 2001 contained unusually high royalty revenue from our stutter-dial patent and a concentration of higher margin Centrex Receptionist sales. Our Visual Got Mail Solution, which was not sold during the period ended December 31, 2001, is sold at volume pricing and is, consequently, a lower margin product.

Our gross margin can generally be affected by a number of factors, including product mix, product demand, pricing pressures, inventory write downs, warranty costs, and timing and amount of royalty revenue receipts. Considering these factors, our gross margin has and will continue to fluctuate significantly and there can be no assurance that we will maintain our gross margins at the current levels.

Research and development

Research and development expenses consist primarily of personnel costs, tooling expense and support expenses. Research and development expenses decreased to $247,809 for the three-month period ended December 31, 2002 from $293,110 for the three-month period ended December 31, 2001. This decrease reflects the decrease in our Ohio Staff that supports our efforts to develop our NotifyLink products to service other networks and devices. Although we have reduced our spending in this area and intend to re-evaluate our level of investment from time-to-time, we expect to continue investing in this area of research and development. There can be no assurance that the market will accept these products.

Sales and marketing

Sales and marketing expense consists primarily of personnel, consulting, travel costs and sales commissions related to our sales and marketing efforts. Sales and marketing costs decreased to $110,553 for the three-month period ended December 31, 2002 from $144,804 for the three-month period ended December 31, 2001. This decrease is primarily the result of personnel reductions. We continue to support our NotifyLink product sales effort using a limited internal sales force and our Visual Got Mail Solution relationship is maintained by our executive level staff.

We anticipate that sales and marketing expenses will increase in future quarters as we hire additional sales and customer support personnel and attempt to expand our existing and create new distribution channels.

NOTIFY TECHNOLOGY CORPORATION

General and administrative

General and administrative expense consists of general management and finance personnel costs, occupancy costs, professional fees and other general corporate expenses. General and administrative expenses decreased to $364,378 for the three-month period ended December 31, 2002 from $383,654 for the three-month period ended December 31, 2001.

We expect that general and administrative expense may increase in future quarters as the requirements of being a public company conforming to the Sarbanes-Oxley Act unfold.

LIQUIDITY AND CAPITAL RESOURCES

During fiscal 2002 and the three-month period ending December 31, 2002, we financed our operations through a combination of gross margin from sales of product and services and existing cash balances. Our ability to fund our recurring losses from operations depends upon the continuation of the current Visual Got Mail Solution program, our success in the wireless e-mail notification and wireless e-mail notification market solutions, and/or raising other sources of financing. We had a backlog of 151,000 Visual Got Mail Solution units as of December 31, 2002 that we expect to fulfill in fiscal 2003.* We do not believe that our existing cash balances are sufficient to fund our operations through September 30, 2003 and, therefore, we believe that we will have to secure additional financing or restructure our business in order to reduce costs. In October 2002, we entered into a credit facility arrangement of $750,000 that will allow us to continue to purchase our Visual Got Mail Solution inventory, but is not intended to fund operations through September 30, 2003. In the three-month period ending December 31, 2002, we borrowed $651,000 on this credit facility and used these funds in addition to our own funds to purchase products from our overseas manufacturer. Of the amount borrowed, $488,250 was outstanding on December 31, 2002.

At December 31, 2002, we had cash and cash equivalents and restricted cash of $716,150. Of this amount, $500,000 is recorded as restricted cash, which is securing outstanding letters of credit to our suppliers issued in connection with commitments to purchase additional inventory of $1,078,000.

Over the last three years, we have financed our operations primarily through sales of equity and debt securities and bank lines of credit. In the three-month periods ended December 31, 2002 and 2001, the net cash used in operating activities equaled $1,062,396 and $609,332, respectively. The net cash used in operations in the three-month period ended December 31, 2002 contained a net loss of $98,536. The major causes of the decrease in net operating assets was an increase in accounts receivable of $802,304 due to stronger sales in the first quarter of fiscal 2003 than the first quarter of fiscal 2002, a decrease of $366,310 in inventory due to the timing of shipments of inventory for the Visual Got Mail Solution program, an increase in pre-paid inventory of $292,750, offset by an decrease in accounts payable of $351,439. We anticipate that we will have a negative cash flow from operating activities in future quarters and years.

Net cash used in investing activities changed from an outflow of $20,749 in the three-month period ended December 31, 2001 to an inflow of $263,640 in the three-month period ended December 31, 2002 due to a decrease in restricted cash offset by increased expenditures for property and equipment from $27,119 in fiscal 2001 to $87,660 in fiscal 2002 to purchase equipment to install and expand computer server systems to support the Visual Got Mail Solution.

Cash from financing activities increased by the use of $488,250 of short term borrowings to purchase inventory for the Visual Got Mail Solution program. This is a new line item this fiscal quarter as we borrowed against our $750,000 line of credit negotiated in late fiscal 2002. We can use the line of credit for inventory purchases only and the short term loans are a combination of purchase order financing and accounts receivable financing. The cost of the short term loans is in the form of a fee per purchase and interest once funds are actually disbursed to pay for the inventory. The short term loans are secured by the inventory purchased and certain of the Company’s assets.

We currently occupy two facilities under operating leases. The lease on our San Jose, California facility expires in March 2003. The future minimum payments under this lease for the remainder of the lease are $53,042. The lease on our Canfield, Ohio facility expires in October 2006. Future minimum payments under this lease for the remainder of the year ending September 30, 2003 and for each of the following three years ending September 30 are $53,540 and $71,387 per annum, respectively.

NOTIFY TECHNOLOGY CORPORATION

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

Most of our Revenue is Derived from the Sale of a Single Solution to a Single Customer

Revenue from our Visual Got Mail Solution accounted for 83% and 95% of the fiscal year ending September 30, 2002 and the three-month period ended December 31, 2002, respectively. Also, the sale of our Visual Got Mail Solution was to a single long distance telephone company providing local telephone services. All the sales to this customer in the fiscal year 2002 occurred in the last six months of the year. As we do not anticipate sales from our other products to increase significantly in the near term, including our Centrex Receptionist product and NotifyLink services, we expect our revenue for at least the next two quarters and possibly longer will be largely dependent on our ability to continue selling to our long distance telephone customer. Although as of December 31, 2002, we had a backlog of approximately $2,100,000 in orders from this customer, there can be no assurance that we will receive additional orders from this customer. In addition, a significant portion of the revenue and a disproportionate amount of the operating profit related to the Visual Got Mail Solution is derived from our provision of fulfillment services and subscription services. If, for whatever reason, this customer were not able to sell its services to its customers at the rate implied by its level of orders with us, our revenue, operating profit and financial condition would be materially adversely affected. In addition, this customer could at any time decide to decrease its sales efforts with respect to local telephone service, cease to promote or provide voice mail services or use an alternative to our Visual Got Mail Solution. In such an event, we would have no alternative distribution channel for our Visual Got Mail Solution and our revenue, operating results and financial condition would be materially adversely affected.

Because of Our Financial Condition and Our Business Plans, Our Financial Statements Disclose That There is Substantial Doubt as to Our Ability to Continue as a Going Concern and Accordingly Our Business Has a High Risk of Failure

We are currently researching and developing new products and enhancements to existing products. Due to our present financial condition and our business plans, there is substantial doubt as to our ability to continue as a going concern. To date, our NotifyLink product line does not provide significant contributions to our revenues and our Visual Got Mail Solution sales are highly concentrated in one customer. The success of our business operations will depend upon our ability to obtain further financing or restructure our business until such time, if ever, as there is favorable market acceptance for our new wireless software products. It is not possible for us to predict with assurance the outcome of these matters. If we are unable to obtain further financing and profitable operations from our new software wireless products, or re-structure our business then our business will fail.

We Have a Limited Operating History and a History of Losses, Moreover, There is No Assurance of Future Profitability

We commenced operations in August 1994 and through January 1996 were engaged primarily in research and development. We made a decision in January 2000 to develop and sell software applications for the 2way wireless data market. Accordingly, we have a limited operating history, and we face all of the risks and uncertainties encountered by early-stage companies. For the fiscal years ended September 30, 2001, 2000, 1999, and 1998, we incurred net losses of $3,337,612, $3,526,452, $3,123,284 and $2,617,561 respectively. We incurred a net loss of $1,741,752 for fiscal 2002 and a net loss of $98,536 for the three-month period ended December 31, 2002. As of December 31, 2002, we had an accumulated deficit of $21,418,386 and working capital of $1,172,088. We anticipate having a negative cash flow from operating activities in future quarters and years. We also expect to incur further operating losses in future quarters and years until such time, if ever, as there is a substantial increase in orders for our products and product sales generating sufficient revenue to fund our continuing operations. There can be no assurance that sales of our products will ever generate significant revenue, that we will ever generate positive cash flow from our operations or that we will attain or thereafter sustain profitability in any future period.

NOTIFY TECHNOLOGY CORPORATION

If the Market for Wireless Data Communications Devices Does Not Grow, We May Not Successfully Sell Our NotifyLink Products

The overall market for wireless data communications devices has experienced significant growth in recent years. The success of our NotifyLink Internet Edition and Standard Edition products depends upon this growth. There can be no assurance that the market for wireless software products will continue to grow, that firms within the industry will adopt our software products for integration with their wireless data communications solutions, or that we will be successful in independently establishing product markets for our wireless software products. In fact, our sales and marketing efforts over the last year have not resulted in significant sales of our NotifyLink products. In addition, if a number of ReFlex™ carriers should go out of business, we would have more difficulty selling our NotifyLink products to the fewer remaining ReFlex™ carriers. If the various markets in which our software products compete fail to grow, or grow more slowly than we currently anticipate, or if we were unable to establish product markets for our new software products, our business, results of operation and financial condition would be materially adversely affected.

Our Quarterly Operating Results May Vary

We anticipate that we will experience significant fluctuations in our operating results in the future. Fluctuations in operating results may cause the price of our common stock, Units and Class A warrants to be volatile. Operating results may vary as a result of many factors, including the following:

•	the continued commitment of our long distance customer to the voice mail business underlying our voice mail notification business;

•	our level of research and development;

•	our sales and marketing activities;

•	announcements by us or our competitors;

•	size and timing of orders from customers;

•	new product introductions by us or our competitors; and

•	price erosion.

Each of the above factors is difficult to control and forecast. Thus, they could have a material adverse effect on our business, financial condition and results of operations.

Notwithstanding the difficulty in forecasting future sales, we generally must undertake research and development and sales and marketing activities and other commitments months or years in advance. Accordingly, any shortfall in product revenues in a given quarter may materially adversely affect our financial condition and results of operations because we are unable to adjust expenses during the quarter to match the level of product revenues, if any, for the quarter. Due to these and other factors, we believe that quarter-to-quarter comparisons of our results of operations are not necessarily meaningful and should not be relied upon as indications of future performance.

Our Products May Not Be Accepted

We sold our first Centrex Receptionist in March 1998, the first Call Manager product in April 1999, and announced the first sales of our e-mail version of our Visual Got Mail products in November 1999. We also announced the launch of our new NotifyLink web based service and our NotifyLink Desktop products in November 2000 followed by the introduction of our voice mail version of our Visual Got Mail Solution in April 2002. To date, we have received only limited revenue from the sale of these products. While we have experienced some success with our Visual Got Mail Solution in 2002 and in the three-month period ended December 31, 2002, we are limited by having one customer. We also believe that our wireless products are commercially viable, but developing products for the consumer and business marketplaces is inherently difficult and uncertain. We do not believe our sales to date are sufficient to determine whether or not there is meaningful consumer or business demand for our products.

NOTIFY TECHNOLOGY CORPORATION

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

Although we have sold significant quantities of our Call Manager as part of our Visual Got Mail Solution, we are highly dependant on one customer. We believe that we can sell only limited quantities of our traditional Call Manager and Centrex Receptionist products in the future. To date, we have sold our wireline products to one long distance telephone company, five Regional Bell Operating Companies, or RBOCs, and twelve Local Exchange Carriers, or LECs. We have experienced a significantly reduced market for our caller-id Call Manager products. Our Centrex Receptionist product is selling at a reduced level and we do not anticipate a significant increase in Centrex Receptionist sales in future quarters. If we fail to maintain a significant relationship with our current customer, our business and operating results would be materially adversely affected.

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

NOTIFY TECHNOLOGY CORPORATION

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

We Depend on Key Executives

Our potential for success depends significantly on key management employees, including our Chairman, President and Chief Executive Officer, Mr. Paul F. DePond, our Vice President of Operations, Gaylan Larson and our Chief Financial Officer, Gerald W. Rice. We have entered into employment agreements with these three key management employees. The loss of their services or those of any of our other key employees would materially adversely affect us. We also believe that our future success will depend in large part on our ability to attract and retain additional highly skilled technical, management, sales

NOTIFY TECHNOLOGY CORPORATION

and marketing personnel. If we were unable to hire the necessary personnel, the development of new products and enhancements to current products would likely be delayed or prevented. Competition for these highly skilled employees is intense. Therefore, there can be no assurance that we will be successful in retaining our key personnel and in attracting and retaining the personnel we require for expansion.

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

We May Not Be Able to Obtain Critical Components from Our Suppliers

Currently, we are able to obtain many key components used in our products only from single or limited sources. We do not have long term supply contracts with these or any other component vendors and purchase all of our components on a purchase order basis. Component shortages may occur and we may not be able to obtain the components we need in a timely manner and on a commercially reasonable basis. In particular, the microcontroller that forms the core of our Call Manager that is a key component in our Visual Got Mail Solution is manufactured only by Epson Electronics America, Inc. From time to time, the semiconductor industry has experienced extreme supply constraints. If we were unable to obtain sufficient quantities of microcontrollers from Epson Electronics America, Inc., our business and operating results would be materially adversely affected.

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

NOTIFY TECHNOLOGY CORPORATION

Our Products May Not Comply with Government Regulations and Industry Standards

Our products must comply with a variety of regulations and standards. These include regulations and standards set by the Federal Communications Commission, Underwriters Laboratories, National Registered Testing Laboratories, and Bell Communications Research. As our business expands into international markets, we will be required to comply with whatever governmental regulations and industry standards exist in those markets. In addition, the U.S. telecommunications market is evolving rapidly in part due to recently enacted laws revamping the telecommunications regulatory structure. Additional legislative or regulatory changes are possible. If we fail to comply with existing regulations and standards or to adapt to new regulations and standards, our business and operating results could be materially adversely affected.

Sales of Outstanding Shares May Hurt Our Stock Price

The market price for our common stock could fall substantially if our shareholders sell large amounts of our common stock. Potential future sales of our common stock include the following:

•	1,233,870 shares of our common stock that are outstanding which were placed in an escrow in connection with our initial public offering.

•	We have registered for resale 7,782,820 shares of common stock that underlie our outstanding Series A preferred stock and warrants will be registered for resale in the public market.

•	David Brewer holds 1,161,600 shares of common stock and warrants to purchase 721,244 shares of common stock that we have agreed to register for resale.

•	Various investors hold 543,228 shares of common stock and warrants to purchase 257,647 shares of common stock that we have agreed to register for resale.

Sales or the Possibility of Sales of Our Common Stock in the Public Market May Adversely Affect the Market Price of Our Securities. Options and Warrants May Dilute Current Shareholders

The following options and warrants to purchase our common stock are outstanding:

•	1,600,000 Class A warrants to purchase 2,096,000 shares of our common stock for $4.96 per share, issued in connection with our initial public offering, subject to adjustment in some circumstances;

•	425,000 Class A warrants to purchase 556,750 shares of our common stock for $4.96 per share, issued in connection with our 1997 bridge financing;

•	2,140,952 options outstanding as of December 31, 2002 under our 1997 Stock Plan, and subject to vesting requirements. 988,710 additional shares of our common stock are reserved for issuance under our 1997 Stock Plan;

•	warrants as of December 31, 2002 to purchase 721,244 shares of common stock at a price of $1.00 per share held by David Brewer;

•	warrants to purchase 74,983 shares of common stock at a price of $1.00 held by various investors;

•	warrants to purchase 190,354 shares of common stock at a price of $0.01 per share issued to various prior investors as an anti-dilution adjustment to our issuance of securities in our July 2001 private placement;

•	warrants to purchase an aggregate of 1,871,651 shares of common stock at a price per share of $1.00 issued in connection with our July 2001 private placement; and

NOTIFY TECHNOLOGY CORPORATION

•	options to purchase an aggregate of 9.2685 units at a price per unit of $100,000, each unit consisting of shares of Series A Preferred Stock convertible into an aggregate of 100,000 shares of common stock and a warrant to purchase 35,000 shares of common stock issued to the placement agent in our July 2001 private placement.

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

NOTIFY TECHNOLOGY CORPORATION

Item 3.    Controls and Procedures

(a)	Evaluation of Disclosure Controls and Procedures.

Our chief executive officer and our chief financial officer, after evaluating our “disclosure controls and procedures” (as defined in Securities Exchange Act of 1934 (the “Exchange Act”) Rules 13a-14(c) and 15d-14(c)) as of a date (the “Evaluation Date”) within 90 days before the filing date of this Quarterly Report on Form 10-QSB, have concluded that as of the Evaluation Date, our disclosure controls and procedures are effective to ensure that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms.

Our management, including our chief executive officer and chief financial officer, does not expect that our disclosure controls and procedures will prevent all error and all fraud. Because of inherent limitations in any system of disclosure controls and procedures, no evaluation of controls can provide absolute assurance that all instances of error or fraud, if any, within our company may be detected.

(b)	Changes in Internal Controls.

Subsequent to the Evaluation Date, there were no significant changes in our internal controls or in other factors that could significantly affect internal controls, including any corrective actions with regard to significant deficiencies and material weaknesses.

PART II.    OTHER INFORMATION

Item 5.    Other Information

In accordance with Section 10A(i)(2) of the Securities Exchange Act of 1934, as added by Section 202 of the Sarbanes-Oxley Act of 2002, we are responsible for listing the non-audit services approved in the three months ended December 31, 2002 by our Audit Committee to be performed by our external auditor. Non-audit services are defined in the law as services other than those provided in connection with an audit or a review of our financial statements. The non-audit services approved by the Audit Committee in the three months ended December 31, 2002 are each considered by the Company to be audit-related services, which are closely related to the financial audit process. The non-audit services performed by our external auditor during the three months ended December 31, 2002 were each approved by the Audit Committee. During the three months ended December 31, 2002, the Audit Committee approved engagements of Burr, Pilger & Mayer LLP, our external auditor, for the following non-audit services: (1) quarterly estimated taxes and tax preparation for the fiscal year ended September 30, 2003; and (2) review amendments to our SB-2. Non-audit services were also approved by the Audit Committee for the engagement of Ernst & Young LLP for the (1) review of our SB-2 filed in December 2002 and (2) tax services for the fiscal year ended September 30, 2002.

Item 6.    Exhibits and Reports on Form 8-K

(a)	Exhibits:

99.1    Certification of Chief Executive Officer and Chief Financial Officer

(b)	Reports on Form 8-K.

On January 22, 2003, We filed a Current Report on Form 8-K to report to report that we had changed our independent accountants from Ernst & Young LLP to Burr, Pilger & Mayer LLP.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: February 13, 2003	NOTIFY TECHNOLOGY CORPORATION

/s/ GERALD W. RICE
Gerald W. Rice Chief Financial Officer (Principal Financial and Accounting Officer)

Certification under Section 302(a) of the Sarbanes-Oxley Act of 2002

I, Paul F. DePond, certify that:

1.	I have reviewed this quarterly report on Form 10-QSB of Notify Technology Corporation;

2.	Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.	Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.	The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a)	designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b)	evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

c)	presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.	The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent functions):

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

6.	The registrant’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: February 13, 2002
/s/ PAUL F. DEPOND
Paul F. DePond, President and Chief Executive Officer

Certification under Section 302(a) of the Sarbanes-Oxley Act of 2002

I, Gerald W. Rice, certify that:

1.	I have reviewed this quarterly report on Form 10-QSB of Notify Technology Corporation;

2.	Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.	Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.	The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a)	designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b)	evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

c)	presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.	The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent functions):

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

6.	The registrant’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: February 13, 2002
/s/ GERALD W. RICE
Gerald W. Rice, Chief Financial Officer

EXHIBIT INDEX

99.1    Certification of Chief Executive Officer and Chief Financial Officer