Form 10QSB
period 2003-03-31
NOTIFY TECHNOLOGY CORP
filed 2003-05-14
CIK 1031980

NOTIFY TECHNOLOGY CORPORATION

U. S. SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-QSB

(Mark One)

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2003

OR

☐	Transition Report Pursuant to Section 13 of 15(d) of the Securities Exchange Act of 1934

For the Transition Period From _____________________ to _____________________

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

Yes   ☒        No  ☐

As of March 31, 2003 there were 5,783,678 shares of Common Stock outstanding.

Transitional Small Business Disclosure Format

Yes   ☐        No  ☒

NOTIFY TECHNOLOGY CORPORATION

NOTIFY TECHNOLOGY CORPORATION

PART I.    FINANCIAL INFORMATION (unaudited)

Item 1.    Financial Statements

NOTIFY TECHNOLOGY CORPORATION

BALANCE SHEETS

	March 31, 2003	September 30, 2002
	(unaudited)	(1)
Assets
Current assets:
Cash and cash equivalents	$578,834	$526,656
Restricted cash	500,000	851,300
Accounts receivable	607,496	584,974
Inventories	26,759	399,596
Pre-paid inventory	534,150	—
Other current assets	102,779	81,427

Total current assets	2,350,018	2,443,953

Property and equipment, net	246,428	159,877

Total assets	$2,596,446	$2,603,830

Liabilities and shareholders’ equity
Current liabilities:
Accounts payable	$148,608	$426,824
Accrued payroll and related liabilities	191,746	110,426
Deferred revenue	279,251	368,671
Customer advance	565,386	93,558
Short term borrowings	436,170	—
Other accrued liabilities	149,876	110,653

Total current liabilities	1,771,037	1,110,132

Shareholders’ equity:
Preferred stock	1,004,520	1,004,520
Common stock	5,784	5,784
Additional paid-in capital	21,803,246	21,803,246
Retained earnings (accumulated deficit)	(21,988,141)	(21,319,852)

Total shareholders’ equity	825,409	1,493,698

Total liabilities and shareholders’ equity	$2,596,446	$2,603,830

(1)	The information in this column was derived from our audited financial statements for the year ended September 30, 2002

See accompanying notes to unaudited financial statements

NOTIFY TECHNOLOGY CORPORATION

NOTIFY TECHNOLOGY CORPORATION

STATEMENTS OF OPERATIONS

	Three-Month Periods Ended March 31,		Six-Month Periods Ended March 31,
	2003	2002	2003	2002
	(Unaudited)		(Unaudited)
Revenue:
Product sales	$2,637,448	$49,063	$4,626,838	$156,008
Service revenue	298,746	57,197	553,630	119,316
Royalty revenue	8,395	34,008	26,595	97,889

Total revenue	2,944,589	140,268	5,207,063	373,213
Cost of Sales:
Product cost	2,021,581	16,808	3,532,870	49,051
Service cost	659,559	775	748,971	1,725

Total cost of sales	2,681,140	17,583	4,281,841	50,776

Gross profit	263,449	122,685	925,222	322,437

Operating expenses:
Research & development	227,942	269,775	475,751	562,884
Sales and marketing	118,409	152,189	228,962	296,994
General and administrative	447,608	487,431	811,986	871,085

Total operating expenses	793,959	909,395	1,516,699	1,730,963

Loss from operations	(530,510)	(786,710)	(591,477)	(1,408,526)
Other (income) and expense, net	39,243	(7,751)	76,812	(24,637)

Net loss	$(569,753)	$(778,959)	$(668,289)	$(1,383,889)

Basic and diluted net loss per share	$(0.13)	$(0.19)	$(0.15)	$(0.34)

Weighted average shares outstanding	4,549,808	4,058,279	4,549,808	4,052,537

See accompanying notes to unaudited financial statements

NOTIFY TECHNOLOGY CORPORATION

NOTIFY TECHNOLOGY CORPORATION

STATEMENTS OF CASH FLOWS

	Six-Month Periods Ended March 31,
	2003	2002
	(Unaudited)
Cash flows used in operating activities:
Net loss	$(668,289)	$(1,383,889)
Adjustments to reconcile net loss to cash used in operating activities:
Depreciation and amortization	52,659	52,214
Changes in operating assets and activities:
Accounts receivable	(22,522)	(242,682)
Inventories	372,837	42,552
Prepaid inventory	(534,150)	—
Other current assets	(21,352)	145
Accounts payable	(278,215)	(90,212)
Deferred revenue	(89,419)	413,730
Other accrued liabilities	592,370	(13,970)

Net cash used in operating activities	(596,081)	(1,222,112)

Cash flows provided by (used in) investing activities:
Expenditures for property & equipment	(139,211)	(70,229)
Decrease (increase) in restricted cash	351,300	(320,295)

Net cash provided by (used in) investing activities	212,089	(390,524)

Cash flows provided by (used in) financing activities:
Proceeds from issuance of common stock, net of issuance costs	—	(1,237)
Proceed from short term borrowings	436,170	—

Net cash provided by (used in) financing activities	436,170	(1,237)

Increase (decrease ) in cash and cash equivalents	52,178	(1,613,873)
Cash and cash equivalents at beginning of period	526,656	3,304,823

Cash and cash equivalents at end of period	$578,834	$1,690,950

Supplemental disclosure of non-cash transactions
Conversion of preferred stock to common stock	—	$21,557

Supplemental disclosure of cash flow information
Cash paid for interest	$62,958	—

See accompanying notes to unaudited financial statements

NOTIFY TECHNOLOGY CORPORATION

NOTIFY TECHNOLOGY CORPORATION

NOTES TO THE FINANCIAL STATEMENTS (Unaudited)

1.    BASIS OF PRESENTATION

The accompanying unaudited financial statements of Notify Technology Corporation (referred to as “we”, “us” and “our” unless the context otherwise requires) have been prepared in accordance with generally accepted accounting principles for interim financial information and the instructions of Regulation S-B Item 310(b) and Article 10 of Regulation S-X. The balance sheets as of March 31, 2003 and September 30, 2002, the statements of operations for the three-month and six-month periods ended March 31, 2003 and 2002 and the statements of cash flows for the six-month periods ended March 31, 2003 and 2002 are unaudited but include all adjustments (consisting only of normal recurring adjustments), which we consider necessary for a fair presentation of the financial position at such date and the operating results and cash flows for those periods. Although we believe that the disclosures in these financial statements are adequate to make the information presented not misleading, certain information normally included in financial statements and related footnotes prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission. The accompanying financial statements should be read in conjunction with the financial statements and notes thereto included in our Annual Report on Form 10-KSB for the year ended September 30, 2002.

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

We apply the intrinsic value method or variable accounting treatment to our stock awards, depending on the nature of the award. The following table summarizes relevant information as if the fair value recognition provisions of SFAS No. 123, “Accounting for Stock Based Compensation,” had been applied to all stock-based awards (in thousands, except per share data):

	Three Months Ended March 31,		Six Months Ended March 31,
	2003	2002	2003	2002
Net loss as reported	$(569,753)	$(778,959)	$(668,289	$(1,383,889)
Add: Stock-based employee compensation expense included in reported net loss, net of related tax effects	—	35,770	—	38,176
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	—	(35,770)	—	(38,176)

Pro forma net loss	$(569,753)	$(778,959)	$(668,289)	$(1,383,889)

	2003	2002	2003	2002
Earnings per share:
Basic – as reported	$(0.13)	$(0.19)	$(0.15)	$(0.34)
Basic – pro forma	$(0.13)	$(0.19)	$(0.15)	$(0.34)

Diluted – as reported	$(0.13)	$(0.19)	$(0.15)	$(0.34)
Diluted – pro forma	$(0.13)	$(0.19)	$(0.15)	$(0.34)

Results for any interim period are not necessarily indicative of results for any other interim period or for the entire year.

NOTIFY TECHNOLOGY CORPORATION

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

3.    LIQUIDITY AND CAPITAL RESOURCES

During fiscal 2001, we financed our operations through a combination of existing cash balances, the sale of common stock, the sale of preferred stock and the proceeds from the exercise of warrants and options. During fiscal 2002 and the first half of fiscal 2003, we financed our operations through a combination of gross margin from sales of product and services and existing cash balances. Our ability to fund our recurring losses from operations depends upon the success of our wireline Visual Got Mail Solution and the success in our wireless products designed for wireless e-mail notification and wireless e-mail notification market solutions, and/or raising other sources of financing. Management entered into several additional arrangements during fiscal 2002 that it believed would produce increased revenue from our NotifyLink products but that increase has not yet materialized. We also entered into an agreement for an advance from our primary customer for $486,000 to assist in paying the unexpected expense of $659,000 in long distance fees charged us by our hosting partner in connection with the Visual Got Mail Solution. The terms of the agreement provide that Notify repay the advance over the life of Visual Got Mail Solution agreement and at a rate determined by the volume of business with our primary customer. Based on these repayment terms, we believe that our existing cash balances are sufficient to fund our operations through at least September 31, 2003.* However, to fund our operations beyond fiscal 2003 we will need to raise additional funds or adjust downward our level of spending.* There is no assurance that we will be successful in acquiring or raising these additional funds or reducing expenses sufficiently.

4.    NET LOSS PER SHARE

The weighted average number of common shares used in the net loss per share calculation was reduced by the 1,233,870 common shares placed in escrow in connection with our initial public offering. Options to purchase 2,140,952 and 2,162,119 shares of common stock were outstanding at March 31, 2003 and 2002, respectively, but were not included in the computation of diluted net loss per share as the effect would be anti-dilutive.

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

6.    INVENTORIES

We primarily purchase inventory ready for sale from a turnkey manufacturer and operate no manufacturing facilities ourselves. Consequently, inventories consisted of finished goods, which are stated at lower of cost (first-in, first-out) or market. The inventory we purchase resides in our possession for a minimal period of time before billing to our customer. This rapid turnover is reflected in the low on-hand balance of finished goods.

	March 31, 2003	September 30, 2002
Finished Goods	$26,759	$399,596

NOTIFY TECHNOLOGY CORPORATION

7.    COMMITMENTS

We currently occupy two facilities under operating leases. The lease on our San Jose, California facility expires in March 2006. The future minimum payments for the remainder of the year ending September 30, 2003 are $47,148 and for each of the following three years ending September 30 are $99,011, $106,183 and $54,220, respectively. The lease on our Canfield, Ohio facility expires in October 2006. Future minimum payments under this lease for the remainder of the year ending September 30, 2003 and for each of the following three years ending September 30 are $35,693 and $71,387 per annum, respectively.

At March 31, 2003, we had $500,000 of outstanding letters of credit to our suppliers related to a commitment to purchase additional inventory. The letters of credit are secured by a money market account of $500,000, which is recorded as restricted cash.

8.    INCOME TAXES

Due to our loss position, there was no provision for income taxes for the three-month or six-month periods ended March 31, 2003 and 2002.

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

RESULTS OF OPERATIONS

Three-Month and Six-Month Periods Ended March 31, 2003 and 2002

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

Revenue for the three-month period ended March 31, 2003 increased to $2,944,589 from $140,268 for the three-month period ended March 31, 2002. Revenue for the six-month period ended March 31, 2003 increased to $5,207,063 from $373,213 for the six-month period ended March 31, 2002. Revenue increased from the previous year primarily due to the combined Customer Premise Equipment (CPE), fulfillment and service revenue totaling $2,861,898 and $5,015,704 for the three month and six month periods ended March 31, 2003, respectively, from our Visual Got Mail Solution product introduced in April 2002.

NOTIFY TECHNOLOGY CORPORATION

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

During the three-month and six-month periods ending March 31, 2002, we sold no Call Manager product in its original configuration. Revenue for the three-month period and six month period ended March 31, 2003 includes royalty revenue of $8,395 and $26,595, respectively from our multi-sense/stutter-dial patent compared to $34,008 and $97,889, respectively for the three-month period and six-month period ended March 31, 2002. The level of royalty revenue varies from period to period based on the level of third party activity. This level of activity has declined in the last twelve months and has been reflected in decreasing royalty revenues. There is no assurance that our multi-sense/stutter-dial technology will continue to be used so that we may continue to collect royalty income. Revenue from our NotifyLink products and service was $22,882 for the three-month period and $35,012 for the six-month period ended March 31, 2003 compared to $25,467 for the three-month period and $44,127 for the six-month period ended March 31, 2002. The Centrex Receptionist product line generated $49,442 in the three-month period and $126,304 in the six-month period ended March 31, 2003 compared to $76,373 in the three month period and $203,385 in the six month period ended March 31, 2002. Revenue from the Centrex Receptionist is lower than we experienced in past years and there can be no assurance that we will not experience an additional decline in revenue from our Centrex Receptionist product in the future.

We sell our products in the United States primarily to 2way wireless carriers, long distance telephone carriers, regional bell operating companies and local exchange carriers. The Visual Got Mail Solution, Centrex Receptionist, and royalty revenue accounted for 97%, 2% and less than 1%, respectively, of total revenue in the three-month period ended March 31, 2003. Revenue from our Centrex Receptionist, and royalty revenue accounted for 54%, and 24%, respectively of total revenues in the three-month period ended March 31, 2002. Sales to telephone companies were 98% and 31% of total revenue for the three-month periods ended March 31, 2003 and 2002, respectively. One customer accounted for 97% of total sales in the three-month period ended March 31, 2003. Three other customers accounted for 30%, 24% and 11% of the total sales in the three-month period ended March 31, 2002.

The Visual Got Mail Solution, Centrex Receptionist, and royalty revenue accounted for 96%, 2% and 1%, respectively, of total revenue in the six-month period ended March 31, 2003. Revenue from our Centrex Receptionist and royalty revenue accounted for 55% and 26%, respectively of total revenues in the six-month period ended March 31, 2002. Sales to telephone companies were 98% and 49% of total revenue for the six-month periods ended March 31, 2003 and 2002, respectively. One customer accounted for 96% of total sales in the six-month period ended March 31, 2003. Two other customers accounted for 43% and 26% of the total sales in the six-month period ended March 31, 2002.

Sales of our new wireless NotifyLink products have not increased as quickly as desired and only accounted for $22,883 and $35,012 in revenue during the three-month period and six-month period ended March 31, 2003, respectively. We still feel there has been encouraging interest in the product and plan to continue a level of investment in the wireless NotifyLink product line.* Of the $2,861,898 of revenue generated from our Visual Got Mail Solution in the three-month period ended March 31, 2003, monthly service fees from the Visual Got Mail Solution end user accounts that were active during the three-month period ended March 31, 2003 totaled $262,750. The monthly service fees during the six-month period ended March 31, 2003 totaled $478,410. This monthly service fee is an ongoing revenue stream as long as each end user is an active Voice Mail customer and our customer’s voice mail program remains unchanged. The Visual Got Mail Solution utilizes a modified version of our traditional Call Manager device. Although the Visual Got Mail Solution is shipping in significant volume, and, as of March 31, 2003, we had a backlog of $3,531,836, we expect minimal sales of our traditional Call Manager in the future. Since our NotifyLink products have been slow to sell despite apparent interest, and the Visual Got Mail Solution is being sold to a single customer, we anticipate that we will continue to experience substantial variances in quarterly revenue.

NOTIFY TECHNOLOGY CORPORATION

At March 31, 2003, $28,000 of the deferred revenue is related to the CPE portion of the Visual Got Mail Solution where title has transferred to our customer but the CPE has not been delivered. The combined revenue of the CPE and fulfillment is recognized as delivery occurs. Another $157,000 of deferred income is related to Centrex Receptionist products that have been delivered and are pending installation and configuration, at which time title transfers to the customer and revenue is recognized. $41,000 of the deferred revenue is related to Centrex Receptionist service contracts that are being recognized over the period of each service agreement. The remaining $53,000 is related to software sales where revenue is recognized over the period of customer service obligation.

Cost of Sales

Cost of sales consists primarily of the cost to manufacture our products and the postal costs associated with our fulfillment service although an unexpected cost of $543,000 was recorded in the three-month period ended March 31, 2003 for long distance fees not previously incurred. Moving our hosting services to a facility owned by our primary customer eliminated the long distance fees but approximately $659,000 in fees was incurred before the move was complete in April. We expect to record $116,000 of the unexpected telephone charges in the third fiscal quarter that began on April 1, 2003.* We entered an agreement with our primary customer for a cash advance to help in meeting our short-term cash needs. The agreement ties the pay back of the advance to future CPE purchases by our customer.

Cost of sales increased to $2,681,140 in the three-month period ended March 31, 2003 from $17,583 for the three-month period ended March 31, 2002. Cost of sales increased to $4,281,841 in the six-month period ended March 31, 2003 from $50,776 for the six-month period ended March 31, 2002. These increases were the result of sales of the Visual Got Mail Solution during the three-month and six-month periods ended March 31, 2003 and the unexpected charges of $543,000 incurred in the second fiscal quarter of 2003, whereas the Visual Got Mail Solution had not yet been introduced in either the three-month or six-month periods ended March 31, 2002.

Our gross margin decreased to 8.9% and 17.8% in the three and six-month periods ended March 31, 2003 compared to a gross margin of 87.5% and 86.4% in the three and six-months period ended March 31, 2002. The decrease in margin occurred partially because the three-month period ended March 31, 2003 contained the unexpected long distance charges as a cost of our Visual Got Mail Solution service and partially because the three-month period ended March 31, 2002 also consisted primarily of royalty revenue from our stutter-dial patent and higher margin Centrex Receptionist sales. In addition, our Visual Got Mail Solution, which was not sold during the period ended March 31, 2002, is sold at volume pricing and is, consequently, a lower margin product.

Our gross margin can generally be affected by a number of factors, including product mix, product demand, pricing pressures, inventory write downs, warranty costs, unexpected events and the timing and amount of royalty revenue receipts. Considering these factors, our gross margin has and will continue to fluctuate significantly and there can be no assurance that we will maintain our gross margins at the current levels.

Research and development

Research and development expenses consist primarily of personnel costs, tooling expense and support expenses. Research and development expenses decreased to $227,942 for the three-month period ended March 31, 2003 from $269,775 for the three-month period ended March 31, 2002. Research and development expenses decreased to $475,751 for the six-month period ended March 31, 2003 from $562,884 for the six-month period ended March 31, 2002. A significant part of this expense reduction reflects the decrease in our Ohio staff that supports our efforts to develop our NotifyLink products to service other networks and devices. Although we have reduced our spending in this area and intend to re-evaluate our level of investment from time-to-time, we expect to continue investing in this area of research and development. There can be no assurance that the market will accept these products.

NOTIFY TECHNOLOGY CORPORATION

Sales and marketing

Sales and marketing expense consists primarily of personnel, consulting, travel costs and sales commissions related to our sales and marketing efforts. Sales and marketing costs decreased to $118,409 for the three-month period ended March 31, 2003 from $152,189 for the three-month period ended March 31, 2002. Sales and marketing costs decreased to $228,962 for the six-month period ended March 31, 2003 from $296,994 for the six-month period ended March 31, 2002. This decrease is primarily the result of personnel reductions and transfers. We continued to support our NotifyLink product sales effort using a limited internal sales force and our Visual Got Mail Solution relationship is maintained by our executive level staff.

We anticipate that sales and marketing expenses will increase in future quarters as we hire additional sales and customer support personnel and attempt to expand our existing wireless product line and create new distribution channels.

General and administrative

General and administrative expense consists of general management and finance personnel costs, occupancy costs, professional fees and other general corporate expenses. General and administrative expenses decreased to $447,608 for the three-month period ended March 31, 2003 from $487,431 for the three-month period ended March 31, 2002. General and administrative expenses decreased to $811,986 for the six-month period ended March 31, 2003 from $871,085 for the six-month period ended March 31, 2002. The decrease in expense is mainly attributable to lower legal and corporate costs offset by salary increases.

We expect that general and administrative expense may increase in future quarters as the requirements of being a public company conforming to the Sarbanes-Oxley Act of 2002 unfold.

LIQUIDITY AND CAPITAL RESOURCES

During fiscal 2002 and the six-month period ending March 31, 2003, we financed our operations through a combination of gross margin from sales of product and services and existing cash balances. Our ability to fund our recurring losses from operations depends upon the continuation of the current Visual Got Mail Solution program, our success in the wireless e-mail notification and wireless e-mail notification market solutions, and/or raising other sources of financing. We had a backlog of 252,274 Visual Got Mail Solution units as of March 31, 2003. We believe that our existing cash balances are sufficient to fund our operations through September 30, 2003. However, to fund our operations beyond fiscal 2003 we will have to secure additional financing or restructure our business in order to reduce costs.* In October 2002, we entered into a credit facility arrangement of $750,000 that will allow us to continue to purchase our Visual Got Mail Solution inventory, but is not intended to fund operations through September 30, 2003. In the three-month period ending March 31, 2003, we borrowed $618,450 on this credit facility and used these funds in addition to our own funds to purchase products from our overseas manufacturer. Of the amount borrowed, $436,170 was outstanding on March 31, 2003. We also entered into an agreement with our primary customer for a $486,000 cash advance against future CPE purchases to help us in meeting the short-term demand of the unexpected long distance charges by our hosting partner. The terms of the agreement provide that Notify repay the advance over the life of Visual Got Mail Solution agreement and at a rate determined by the volume of business with our primary customer.

At March 31, 2003, we had cash and cash equivalents and restricted cash of $1,078,834. Of this amount, $500,000 is recorded as restricted cash, which is securing outstanding letters of credit to our suppliers issued in connection with commitments to purchase additional inventory of $2,283,450.

Over the last three years, we have financed our operations primarily through sales of equity and debt securities and bank lines of credit. In the six-month periods ended March 31, 2003 and 2002, the net cash used in operating activities equaled $596,081 and $1,222,112, respectively. The net cash used in operations in the six-month period ended March 31, 2003 contained a net loss of $668,289 offset by an increase in customer advances of $486,000 covering most of the cash outlay on the unexpected telephone charges in the fiscal quarter ended March 31, 2003. Other causes of the decrease in net operating assets was a decrease of $372,837 in inventory due to the timing of shipments of inventory for the Visual Got Mail Solution program, an increase in pre-paid inventory of $534,150 offset by a increase in accounts payable of $278,215. We anticipate that we will have a negative cash flow from operating activities in future quarters and years.

NOTIFY TECHNOLOGY CORPORATION

Net cash used in investing activities changed to an inflow of $212,089 in the six-month period ended March 31, 2003 from an outflow of $390,524 in the six-month period ended March 31, 2002 due to a decrease in restricted cash offset by increased expenditures for property and equipment to $139,211 in fiscal 2003 from $70,229 in fiscal 2002 to purchase equipment to install and expand computer server systems to support the Visual Got Mail Solution.

The $486,000 customer advance obtained from our primary customer of the Visual Got Mail Solution allowed us to meet the short term cash requirement of the unexpected telephone charges from our hosting partner. The advance will be repaid over the life of the Visual Got Mail agreement and the period over which the repayment will occur will be dictated by the volume and rate of CPE purchases by our primary customer.

Cash from financing activities increased by the use of $436,170 of short term borrowings to purchase inventory for the Visual Got Mail Solution program. This is a new line item on the Cash Flow Statement in fiscal 2003 as we borrowed against our $750,000 line of credit negotiated in late fiscal 2002. We can use the line of credit only for inventory purchases and the short term loans are a combination of purchase order financing and accounts receivable financing. The cost of the short term loans is in the form of a fee per purchase order and interest once funds are actually disbursed to pay for the inventory. The short term loans are secured by the inventory purchased and certain of the Company’s assets.

We currently occupy two facilities under operating leases. The lease on our San Jose, California facility expires in March 2006. The future minimum payments for the remainder of the year ending September 30, 2003 are $47,148 and for each of the following three years ending September 30 are $99,011, 106,183 and $54,220, respectively. The lease on our Canfield, Ohio facility expires in October 2006. Future minimum payments under this lease for the remainder of the year ending September 30, 2003 and for each of the following three years ending September 30 are $35,693 and $71,387 per annum, respectively.

RISK FACTORS

We operate in a dynamic and rapidly changing business environment that involves numerous risks and uncertainties. The following section lists some, but not all, of these risks and uncertainties, which may have a material adverse effect on our business, financial condition or results of operations.

Most of our Revenue is Derived from the Sale of a Single Solution to a Single Customer and Our Revenue from this Solution Could Decrease in the Future

Revenue from our Visual Got Mail Solution accounted for 83% and 96% of the fiscal year ending September 30, 2002 and the six-month period ended March 31, 2003, respectively. Also, the sale of our Visual Got Mail Solution was to a single long distance telephone company providing local telephone services. All the sales to this customer in the fiscal year 2002 occurred in the last six months of the year. As we do not anticipate sales from our other products to increase significantly in the near term, including our Centrex Receptionist product and NotifyLink services, we expect our revenue for at least the next two quarters and possibly longer will be largely dependent on our ability to continue selling to our long distance telephone customer. Although as of March 31, 2003, we had a backlog of approximately $3,532,000 in orders from this customer, there can be no assurance that we will receive additional orders from this customer.

We have received notice that our customer will be changing its program in future months from giving away to every new voice mail customer the CPE portion of the Visual Got Mail Solution free of charge to charging such customer for the CPE. The financial impact of this change is unknown and the timing and success of marketing and sales programs will be significant factors. In addition, a significant portion of the revenue and a disproportionate amount of the operating profit related to the Visual Got Mail Solution is derived from our provision of fulfillment services and subscription services. If, for whatever reason, this customer were not able to sell its services to its customers at the rate implied by its level of orders with us, our revenue, operating profit and financial condition would be materially adversely affected. In addition, this customer could at any time decide to decrease its sales efforts with respect to local telephone service, cease to promote or provide voice mail services or use an alternative to our Visual Got Mail Solution. In such an event, we would have no alternative distribution channel for our Visual Got Mail Solution and our revenue, operating results and financial condition would be materially adversely affected.

NOTIFY TECHNOLOGY CORPORATION

Because of Our Financial Condition and Our Business Plans, Our Financial Statements Disclose That There is Substantial Doubt as to Our Ability to Continue as a Going Concern and Accordingly Our Business Has a High Risk of Failure

We are currently researching and developing new products and enhancements to existing products. Due to our present financial condition and our business plans, there is substantial doubt as to our ability to continue as a going concern. To date, our NotifyLink product line does not provide significant contributions to our revenues and our Visual Got Mail Solution sales are highly concentrated in one customer who is planning program changes that may decrease our revenue from this product in future quarters. The success of our business operations will depend upon our ability to obtain further financing or restructure our business until such time, if ever, as there is favorable market acceptance for our new wireless software products. It is not possible for us to predict with assurance the outcome of these matters. If we are unable to obtain further financing and profitable operations from our new software wireless products, or re-structure our business then our business will fail.

Our Quarterly Operating Results May Vary

We anticipate that we will experience significant fluctuations in our operating results in the future. Fluctuations in operating results may cause the price of our common stock, Units and Class A warrants to be volatile. Operating results may vary as a result of many factors, including the following:

•	a change in our customer’s program from a giveaway to selling the Visual Got Mail Solution CPE to their new voice mail customers;

•	the continued commitment of our long distance customer to the voice mail business underlying our voice mail notification business;

•	our level of research and development;

•	our sales and marketing activities;

•	announcements by us or our competitors;

•	size and timing of orders from customers;

•	new product introductions by us or our competitors; and

•	price erosion.

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

We Have a History of Losses, Moreover and There is No Assurance of Future Profitability

We commenced operations in August 1994 and through January 1996 were engaged primarily in research and development. We made a decision in January 2000 to develop and sell software applications for the 2-way wireless data market. We have an operating history of losses, and we face all of the risks and uncertainties encountered by companies introducing new products and developing new markets. For the fiscal years ended September 30, 2001, 2000, 1999, and 1998, we incurred net losses of $3,337,612, $3,526,452, $3,123,284 and $2,617,561 respectively. We incurred a net loss of $1,741,752 for fiscal 2002 and a net loss of $569,753 for the three-month period ended March 31, 2003 and $668,289 for the six-month period ended March 31, 2003. As of March 31, 2003, we had an accumulated deficit of $21,988,139 and working capital of $578,983. We anticipate having a negative cash flow from operating activities in future quarters and years. We also expect to incur further operating losses in future quarters and years until such

NOTIFY TECHNOLOGY CORPORATION

time, if ever, as there is a substantial increase in orders for our products and product sales generating sufficient revenue to fund our continuing operations. There can be no assurance that sales of our products will ever generate significant revenue, that we will ever generate positive cash flow from our operations or that we will attain or thereafter sustain profitability in any future period.

If the Market for Wireless Data Communications Devices Does Not Grow, We May Not Successfully Sell Our NotifyLink Products

The overall market for wireless data communications devices has experienced significant growth in recent years. The success of our Notify Enterprise Edition, Internet Edition and Standard Edition products depends upon this growth. There can be no assurance that the market for wireless software products will continue to grow, that firms within the industry will adopt our software products for integration with their wireless data communications solutions, or that we will be successful in independently establishing product markets for our wireless software products. In fact, our sales and marketing efforts over the last year have not resulted in significant sales of our NotifyLink products. If the various markets in which our software products compete fail to grow, or grow more slowly than we currently anticipate, or if we were unable to establish product markets for our new software products, our business, results of operation and financial condition would be materially adversely affected.

Our Products May Not Be Accepted

We sold our first Centrex Receptionist in March 1998, the first Call Manager product in April 1999, and announced the first sales of our e-mail version of our Visual Got Mail products in November 1999. We also announced the launch of our new NotifyLink web based service and our NotifyLink Desktop products in November 2000 . To date, we have received only limited revenue from the sale of these products. While we have experienced some success with our Visual Got Mail Solution in 2002 and in the six-month period ended March 31, 2003, we are limited by having one customer. We also believe that our wireless products are commercially viable, but developing products for the consumer and business marketplaces is inherently difficult and uncertain. We do not believe our sales to date are sufficient to determine whether or not there is meaningful consumer or business demand for our products.

We intend to devote resources to sales and marketing efforts of the NotifyLink product line and to promote general consumer and business interest in our products. There can be no assurance that such efforts will be successful or that significant market demand for our products will ever develop.

We Depend on Limited Number of Potential Customers and Need to Develop Marketing Channels

Currently, our Voice Mail notification CPE and service revenue is highly dependant on one customer. Also, we have entered into agreements with three wireless carriers and one 2way wireless device manufacturer for the sale of our NotifyLink products and services. We have a minimal direct sales force to sell our NotifyLink products and services to eventual users and we rely almost entirely upon our four customers to resell our NotifyLink products and services to users. To date, we have received only limited revenue from our four NotifyLink customers, and we will receive revenue from these customers only to the extent that they successfully resell our products and services to users. The success of our NotifyLink Internet Edition web based product will be dependent on our ability to sell it to, or in conjunction with, the seven largest 2way wireless carriers. Our NotifyLink desktop software will be largely dependent on establishing a relationship with large 2way wireless device manufacturers. There can be no assurance that we will ever sell our NotifyLink products and services to additional 2way wireless carriers or 2way wireless device manufacturers or that we will ever receive any revenue from our existing customers. Our Enterprise solution product is in the early stages of introduction and no significant sales have yet been established.

Although we have sold significant quantities of our Call Manager as part of our Visual Got Mail Solution, we are highly dependant on one customer who is planning program changes that may decrease our revenue from this product in future quarters. We believe there is no market for our traditional caller-id Call Manager products. Our Centrex Receptionist product is selling at a reduced level and we do not anticipate a significant increase in Centrex Receptionist sales in future quarters. If we fail to maintain a significant relationship with our current customer, our business and operating results would be materially adversely affected.

NOTIFY TECHNOLOGY CORPORATION

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

If We Are Unable To Market Our Wireless Software Products and Achieve Industry Acceptance Quickly, We Could Lose Existing And Potential Customers and Our Sales Would Decrease

Although most of our current revenue comes from our wireline Visual Got Mail Solution, our wireless products play a significant role in our plans for future growth. We need to market our new wireless software products on a timely basis to keep pace with technological developments, emerging industry standards, and the growing needs of our sophisticated customers. We intend to extend the offerings under our product family primarily through our NotifyLink product line.* However, we may experience difficulties in marketing these new products, and our inability to timely and cost-effectively introduce them and future enhancements, or the failure of these new products or enhancements to achieve market acceptance, could seriously harm our business. Life cycles of wireless software products are difficult to predict, because the market for such products is new and evolving and characterized by rapid technological change, frequent enhancements to existing products and new product introductions, changing customer needs and evolving industry standards. The introduction of competing products that employ new technologies and emerging industry standards could render our products and services obsolete and unmarketable or shorten the life cycles of our products and services. The emergence of new industry standards might require us to redesign our products. If our products are not in compliance with industry standards that become widespread, our customers and potential customers may not purchase our products.

Delisting from the Nasdaq SmallCap Market May Affect the Liquidity of Our Trading Market and the Market Price of Our Common Stock

Our common stock is now quoted on the Over-the-Counter Bulletin Board. Our shareholders could find it difficult to dispose of, or to obtain accurate quotations of, or to obtain accurate quotations as to the market value of, our common stock. In addition, delisting may make our common stock ineligible for use as, or make our common stock substantially less attractive as, collateral for margin and purpose loans, for investment by financial institutions under their internal policies or state legal investment laws, as

NOTIFY TECHNOLOGY CORPORATION

consideration in the financing of future acquisitions of businesses or assets by us, and for issuance by us in future capital raising transactions, any of which could cause the market price of our common stock to decrease. Delisting subjects our common stock to the “penny stock rules” contained in Section 15(g) of the Securities Exchange Act of 1934.

We May Not Qualify to Trade on the Proposed BBX Exchange

The Over-the-Counter Bulletin Board (the “OTCBB”), where the Company’s Common Stock currently trades, has announced that it will be replaced by a new exchange, the Bulleting Board Exchange (the “BBX”) in 2004. The proposed BBX listing rules with respect to voting rights are the same as the Nasdaq rules. Nasdaq has informed the Company that it believes that the Company’s Series A Convertible Preferred Shares is a second class of voting stock that violates Nasdaq Marketplace Rule 4351 with respect to voting rights. If the proposed BBX listing rules with respect to voting do not change when the BBX is established, the Company’s Common Stock will not be eligible to be traded on the BBX market because the voting rights of the Preferred Stock does not comply with BBX listing rules.

If the Company’s Common Stock is not eligible to transition to the BBX or any other listed market, the Common Stock will continue to be traded on the OTCBB for six months after the launch of the BBX. At that time, market makers may choose to move their positions in the Common Stock to the Pink Sheets. If the Company is unable to obtain a listing on the BBX, there may be no market for the Common Stock and the holders of Common Stock may have difficulty reselling any shares of Common Stock that they own.

We Face Significant Competition

We believe the market for our products is highly competitive and that competition is likely to intensify. In the market for wireless e-mail notification and management software, we indirectly compete with Research In Motion Limited and Infowave Software, Inc, Wireless Knowledge, Extended Systems, Synchrologic, Visto and Good Technology. Our Visual Got Mail Solution indirectly competes with a single alternate voice mail notification service offered only by Local Exchange Carriers. Our Centrex Auto Attendant products compete with PC based auto attendant and voice mail systems. These companies include telephone equipment manufacturers such as Nortel Inc. and Lucent Technologies, Inc.

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

NOTIFY TECHNOLOGY CORPORATION

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

NOTIFY TECHNOLOGY CORPORATION

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

Sales of Outstanding Shares May Hurt Our Stock Price

The market price for our common stock could fall substantially if our shareholders sell large amounts of our common stock. Potential future sales of our common stock include the following:

•	1,233,870 shares of our common stock that are outstanding which were placed in an escrow in connection with our initial public offering.

•	We have registered for resale 7,782,820 shares of common stock that underlie our outstanding Series A preferred stock and warrants will be registered for resale in the public market.

•	David Brewer holds 1,161,600 shares of common stock that we have agreed to register for resale.

•	Various investors hold 543,228 shares of common stock and warrants to purchase 257,647 shares of common stock that we have agreed to register for resale.

Sales or the Possibility of Sales of Our Common Stock in the Public Market May Adversely Affect the Market Price of Our Securities. Options and Warrants May Dilute Current Shareholders

The following options and warrants to purchase our common stock are outstanding:

•	1,600,000 Class A warrants to purchase 2,096,000 shares of our common stock for $4.96 per share, issued in connection with our initial public offering, subject to adjustment in some circumstances;

•	425,000 Class A warrants to purchase 556,750 shares of our common stock for $4.96 per share, issued in connection with our 1997 bridge financing;

•	2,140,952 options outstanding as of March 31, 2003 under our 1997 Stock Plan, and subject to vesting requirements. 988,710 additional shares of our common stock are reserved for issuance under our 1997 Stock Plan;

•	warrants to purchase 74,983 shares of common stock at a price of $1.00 held by various investors;

•	warrants to purchase 190,354 shares of common stock at a price of $0.01 per share issued to various prior investors as an anti-dilution adjustment to our issuance of securities in our July 2001 private placement;

•	warrants to purchase an aggregate of 1,871,651 shares of common stock at a price per share of $1.00 issued in connection with our July 2001 private placement; and

•	options to purchase an aggregate of 9.2685 units at a price per unit of $100,000, each unit consisting of shares of Series A Preferred Stock convertible into an aggregate of 100,000 shares of common stock and a warrant to purchase 35,000 shares of common stock issued to the placement agent in our July 2001 private placement.

Holders of these options and warrants may exercise them at a time when we would otherwise be able to obtain additional equity capital on terms more favorable to us. Moreover, while these options and warrants are outstanding, our ability to obtain financing on favorable terms may be adversely affected.

NOTIFY TECHNOLOGY CORPORATION

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

PART II.    OTHER INFORMATION

Item 4.    Submission of Matters to a Vote of Security Holders

We held our Annual Meeting of Shareholders on March 26, 2003. Out of 5,784,721 shares of Common Stock and 466,000 shares of Series A Preferred Stock with voting rights equivalent to 4,660,000 shares of Common Stock entitled to vote at such meeting, there were present in person or by proxy 3,294,343 shares of Common Stock and 286,800 shares of Series A Preferred Stock with voting rights equivalent to 2,868,000 shares of Common Stock. At the Annual Meeting, the holders of our Common Stock and Series A Preferred Stock voted together as a single class and approved the following proposals:

(1)	The elections of Paul F. DePond, Michael K. Ballard, Andrew H. Plevin, David A. Brewer, Harold Blue and Bertram J. Polan as directors of Notify Technology Corporation for the ensuing year and until their successors are elected. The vote for the nominated directors was as follows:

Paul F. DePond, 6,213,129 votes cast for and 18,520 votes against; Michael K. Ballard, 6,213,129 votes cast for and 18,520 against; Andrew H. Plevin, 6,213,129 votes cast for and 18,520 votes against; David A. Brewer, 6,213,129 votes cast for and 18,520 votes against, Harold Blue, 6,213,129 votes cast for and 18,520 votes against and Bertram J. Polan 6,213,129 votes cast for and 18,520 votes against.

(2)	To ratify and approve amendments to the Company’s 1997 Stock Plan to increase the number of shares issuable there under by 500,000. 3,906,874 votes were cast for and 29,958 votes against with 100 votes abstaining and 2,231,411 broker non-votes.

(3)	The ratification of the appointment of Burr, Pilger & Mayer LLP as independent auditors of the Company for the fiscal year ending September 30, 2003. 6,148,843 votes were cast for and 1,500 votes were cast against with 18,000 votes abstaining.

However, our stockholders did not approve the proposal to amend the Certificate of Determination to change the voting rights of the Company’s Series A Preferred Stock to conform such voting rights to the policies of the Nasdaq Stock Market. 1,211,297 votes were cast for and 2,725,535 votes against with 100 votes abstaining and 2,231,411 broker non-votes.

NOTIFY TECHNOLOGY CORPORATION

Item 6.    Exhibits and Reports on Form 8-K

(a)	Exhibits:

10.1	First Amendment to the Voice Mail Services Agreement (20020124.10.c) between AT&T Corp. and Notify Technology Corporation

10.2	Amendment No. 4 to the employment agreement between Paul F. DePond and Notify Technology Corporation

10.3	Amendment No. 4 to the employment agreement between Gerald W. Rice and Notify Technology Corporation

99.1	Certification of Chief Executive Officer and Chief Financial Officer

(b)	Reports on Form 8-K

On May 8, 2003, we filed a Current Report on Form 8-K to report the financial results of the 2nd fiscal quarter ended March 31, 2003.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

NOTIFY TECHNOLOGY CORPORATION

Dated: May 14, 2003	/s/ GERALD W. RICE
Chief Financial Officer (Principal Financial and Accounting Officer)

Certification under Section 302(a) of the Sarbanes-Oxley Act of 2002

I, Paul F. DePond, certify that:

1.	I have reviewed this quarterly report on Form 10-QSB of Notify Technology Corporation;

2.	Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.	Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.	The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a)	designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

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

6.	The registrant’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Dated: May 14, 2003	/s/ PAUL F. DEPOND
Paul F. DePond, President and Chief Executive Officer

Certification under Section 302(a) of the Sarbanes-Oxley Act of 2002

I, Gerald W. Rice, certify that:

1.	I have reviewed this quarterly report on Form 10-QSB of Notify Technology Corporation;

2.	Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.	Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.	The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a)	designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

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

6.	The registrant’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Dated: May 14, 2003	/s/ GERALD W. RICE
Gerald W. Rice, Chief Financial Officer

EXHIBIT INDEX

10.1	First Amendment to the Voice Mail Services Agreement (20020124.10.c) between AT&T Corp. and Notify Technology Corporation

10.2	Amendment No. 4 to the employment agreement between Paul F. DePond and Notify Technology Corporation

10.3	Amendment No. 4 to the employment agreement between Gerald W. Rice and Notify Technology Corporation

99.1	Certification of Chief Executive Officer and Chief Financial Officer