Form 10QSB
period 2003-06-30
NOTIFY TECHNOLOGY CORP
filed 2003-08-14
CIK 1031980

U. S. Securities and Exchange Commission

Washington, D.C. 20549

FORM 10-QSB

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2003

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

(408) 777-7920

(Issuer’s telephone number)

Check whether the Registrant (1) has filed all reports required to be filed by Section 13 of 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes  ☒  No  ☐

As of June 30, 2003 there were 5,833,678 shares of Common Stock outstanding.

Transitional Small Business Disclosure Format.  Yes  ☒  No  ☐

NOTIFY TECHNOLOGY CORPORATION

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

PART I. FINANCIAL INFORMATION (unaudited)

Item 1.	Financial Statements

NOTIFY TECHNOLOGY CORPORATION

CONDENSED BALANCE SHEETS

	June 30, 2003	September 30, 2002
	(unaudited)	(1)
Assets
Current assets:
Cash and cash equivalents	$672,507	$526,656
Restricted cash	500,000	851,300
Accounts receivable	212,452	584,974
Inventories	85,599	399,596
Prepaid inventory	585,500	—
Other current assets	45,606	81,427

Total current assets	2,101,664	2,443,953
Property and equipment, net	268,098	159,877

Total assets	$2,369,762	$2,603,830

Liabilities and shareholders’ equity
Current liabilities:
Short term borrowings	$325,500	$—
Current portion of capital lease obligations	13,521	—
Accounts payable	143,525	426,824
Accrued payroll and related liabilities	179,154	110,426
Deferred revenue	323,678	368,671
Customer advances	514,189	93,558
Other accrued liabilities	161,626	110,653

Total current liabilities	1,661,193	1,110,132
Long term portion of capital lease obligation	34,703	—

Total liabilities	1,695,896	1,110,132

Shareholders’ equity:
Preferred stock	993,742	1,004,520
Common stock	5,834	5,784
Additional paid-in capital	21,813,974	21,803,246
Accumulated deficit	(22,139,684)	(21,319,852)

Total shareholders’ equity	673,866	1,493,698

Total liabilities and shareholders’ equity	$2,369,762	$2,603,830

(1)	The information in this column was derived from our audited financial statements for the year ended September 30, 2002

See accompanying notes to unaudited condensed financial statements

NOTIFY TECHNOLOGY CORPORATION

CONDENSED STATEMENTS OF OPERATIONS

	Three-Month Periods Ended June 30,		Nine-Month Periods Ended June 30,
	2003	2002	2003	2002
	(Unaudited)		(Unaudited)
Revenue:
Product sales	$2,023,578	$1,203,210	$6,650,416	$1,359,218
Service revenue	292,424	113,437	846,054	232,753
Royalty revenue	5,359	18,426	31,954	116,315

Total revenue	2,321,361	1,335,073	7,528,424	1,708,286

Cost of sales:
Product cost	1,517,966	546,264	5,050,836	595,314
Service cost	180,048	23,140	929,019	24,865

Total cost of sales	1,698,014	569,404	5,979,855	620,179

Gross profit	623,347	765,669	1,548,569	1,088,107

Operating expenses:
Research and development	246,574	274,108	722,325	836,993
Sales and marketing	129,298	180,894	358,260	477,887
General and administrative	359,189	406,640	1,171,175	1,277,725

Total operating expenses	735,061	861,642	2,251,760	2,592,605

Loss from operations	(111,714)	(95,973)	(703,191)	(1,504,498)
Other (income) and expense, net	39,829	(4,530)	116,641	(29,167)

Net loss	$(151,543)	$(91,443)	$(819,832)	$(1,475,331)

Basic and diluted net loss per share	$(0.03)	$(0.02)	$(0.18)	$(0.36)

Weighted average shares outstanding	4,584,591	4,277,762	4,557,962	4,146,559

See accompanying notes to unaudited condensed financial statements

NOTIFY TECHNOLOGY CORPORATION

CONDENSED STATEMENTS OF CASH FLOWS

	Nine-Month Periods Ended June 30,
	2003	2002
	(Unaudited)
Cash flows used in operating activities:
Net loss	$(819,832)	$(1,475,331)
Adjustments to reconcile net loss to cash used in operating activities:
Depreciation and amortization	82,772	80,895
Stock compensation expense	—	4,800
Changes in operating assets and activities:
Accounts receivable	372,522	(400,692)
Inventories	313,997	36,840
Prepaid inventory	(585,500)	—
Other current assets	35,821	(1,609)
Accounts payable	(283,299)	203,802
Deferred revenue	(44,993)	75,254
Other accrued liabilities	540,332	35,101

Net cash used in operating activities	(388,180)	(1,440,940)

Cash flows provided by (used in) investing activities:
Expenditures for property & equipment	(142,769)	(87,175)
Decrease (increase) in restricted cash	351,300	(702,903)

Net cash provided by (used in) investing activities	208,531	(790,078)

Cash flows provided by (used in) financing activities:
Proceeds from issuance of common stock, net of issuance costs	—	(1,237)
Proceeds from short term borrowings, net	325,500	346

Net cash provided by (used in) financing activities	325,500	(891)

Increase (decrease ) in cash and cash equivalents	145,851	(2,231,909)
Cash and cash equivalents at beginning of period	526,656	3,304,823

Cash and cash equivalents at end of period	$672,507	$1,072,914

Supplemental disclosure of non-cash transactions
Conversion of preferred stock to common stock	$10,728	$21,557
Equipment purchased under capital lease	$51,528	$—
Supplemental disclosure of cash flow information
Cash paid for interest	$109,510	$—

See accompanying notes to unaudited condensed financial statements

NOTIFY TECHNOLOGY CORPORATION

NOTES TO THE CONDENSED FINANCIAL STATEMENTS (Unaudited)

1. BASIS OF PRESENTATION

The accompanying unaudited financial statements of Notify Technology Corporation (referred to as “we”, “us” and “our” unless the context otherwise requires) have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and the instructions of Regulation S-B Item 310(b) and Article 10 of Regulation S-X. The balance sheets as of June 30, 2003 and September 30, 2002, the statements of operations for the three-month and nine-month periods ended June 30, 2003 and 2002 and the statements of cash flows for the nine-month periods ended June 30, 2003 and 2002 are unaudited but include all adjustments (consisting only of normal recurring adjustments), which we consider necessary for a fair presentation of the financial position at such date and the operating results and cash flows for those periods. Although we believe that the disclosures in these financial statements are adequate to make the information presented not misleading, certain information normally included in financial statements and related footnotes prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission. The accompanying condensed financial statements should be read in conjunction with the financial statements and notes thereto included in our Annual Report on Form 10-KSB for the year ended September 30, 2002.

Results for any interim period are not necessarily indicative of results for any other interim period or for the entire year.

2. GOING CONCERN

Due to our present financial condition, our current stage of research and development of new products and our business plans, there is substantial doubt as to our ability to continue as a going concern. To date, our NotifyLink product line has not provided significant contributions to our revenues and our Visual Got Mail Solution sales are highly concentrated in one customer and that customer has recently changed the structure of its program to result in significantly lower sales volumes. The success of our business operations will depend upon our ability to obtain further financing until such time, if ever, as there is favorable market acceptance for our new wireless software products. It is not possible for us to predict with assurance the outcome of these matters. If we are unable to obtain further financing and profitable operations from our new software wireless products, then our business will fail.

3. LIQUIDITY AND CAPITAL RESOURCES

During fiscal 2001, we financed our operations through a combination of existing cash balances, the sale of common stock, the sale of preferred stock and the proceeds from the exercise of warrants and options. During fiscal 2002 and the first half of fiscal 2003, we financed our operations through a combination of gross margin from sales of product and services and existing cash balances. Our ability to fund our recurring losses from operations depends upon the success of our wireline Visual Got Mail Solution and the success in our wireless products designed for wireless e-mail notification and wireless e-mail notification market solutions, and raising other sources of financing. Management entered into several additional arrangements during fiscal 2002 that it believed would produce increased revenue from our NotifyLink products but that increase has not yet materialized. We also entered into an agreement for an advance from our primary customer for $486,000 to assist in paying the unexpected expense of $659,000 in long distance fees charged us by our hosting partner in connection with the Visual Got Mail Solution. The terms of the agreement provide that Notify repay the advance over the life of Visual Got Mail Solution agreement at a rate determined by the volume of business with our primary customer. Based on these repayment terms, we believe that our existing cash balances are sufficient to fund our operations through at least December 31, 2003.* However, to fund our operations beyond December 31, 2003 we will need to raise additional funds or adjust downward our level of spending.* There is no assurance that we will be successful in acquiring or raising these additional funds or reducing expenses sufficiently.

NOTIFY TECHNOLOGY CORPORATION

4. NET LOSS PER SHARE

The weighted average number of common shares used in the net loss per share calculation was reduced by the 1,233,870 common shares placed in escrow in connection with our initial public offering. Options to purchase 2,140,952 and 2,210,119 shares of common stock were outstanding at June 30, 2003 and 2002, respectively, but were not included in the computation of diluted net loss per share as the effect would be anti-dilutive.

5. ACCOUNTING FOR STOCK-BASED COMPENSATION

The Company accounts for stock-based employee compensation using the intrinsic value method under Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” (“APB 25”), and related interpretations and complies with the disclosure provisions of Statement of Accounting Standards (“SFAS”) No. 148, “Accounting for Stock-Based Compensation, Transition and Disclosure – an Amendment of FASB Statement No. 123.” The following table illustrates the effect on net loss and net loss per common share if the Company had applied the fair market recognition provisions of SFAS 123, “Accounting for Stock-Based Compensation,” to stock-based employee compensation.

	Three Months Ended June 30		Nine Months Ended June 30
	2003	2002	2003	2002
Net loss as reported	$(151,543)	$(91,443)	$(819,832)	$(1,475,331)
Add: Stock-based employee compensation expense included in reported net loss, net of related tax effects	—	—	—	—
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(241,131)	(242,381)	(723,392)	(727,144)

Pro forma net loss	(392,674)	(333,824)	(1,543,224)	(2,202,475)

	2003	2002	2003	2002
Earnings per share basic and diluted:
As reported	$(0.03)	$(0.02)	$(0.18)	$(0.36)
Pro forma	$(0.09)	$(0.08)	$(0.34)	$(0.53)

6. INVENTORIES

We primarily purchase inventory ready for sale from a turnkey manufacturer and operate no manufacturing facilities ourselves. Consequently, inventories consisted of finished goods, which are stated at lower of cost (first-in, first-out) or market. The inventory we purchase resides in our possession for a minimal period of time before billing to our customer.* This rapid turnover is typically reflected in the low on-hand balance of finished goods.*

	June 30, 2003	September 30, 2002
Finished Goods	$85,599	$399,596

7. COMMITMENTS

We currently occupy two facilities under operating leases. The lease on our San Jose, California facility expires in March 2006. The future minimum payments for the remainder of the year ending September 30, 2003 are $23,574 and for each of the following three years ending September 30 are $99,011, $106,183 and $54,220, respectively. The lease on our Canfield, Ohio facility expires in October 2006. Future

NOTIFY TECHNOLOGY CORPORATION

minimum payments under this lease for the remainder of the year ending September 30, 2003 and for each of the following three years ending September 30 are $17,847, $71,387, $71,387 and $2,974 per annum, respectively.

During the period ended June 30, 2003, the Company entered into three capital lease agreements for equipment totaling $51,528. Future minimum lease payments under these leases for the remainder of the year ending September 30, 2003 and for each of the following five years are $3,305, $13,725, $14,572, $10,286, $4,896 and $1,440 per annum, respectively.

At June 30, 2003, we had $500,000 of outstanding letters of credit to our suppliers related to a commitment to purchase additional inventory. The letters of credit are secured by a money market account of $500,000, which is recorded as restricted cash.

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

RESULTS OF OPERATIONS

Three-Month and Nine-Month Periods Ended June 30, 2003 and 2002

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

Revenue for the three-month period ended June 30, 2003 increased to $2,321,361 from $1,335,073 for the three-month period ended June 30, 2002. Revenue for the nine-month period ended June 30, 2003 increased to $7,528,424 from $1,708,286 for the nine-month period ended June 30, 2002. Revenue increased from the previous year primarily due to the increased volume of the combined Customer Premise Equipment (CPE), fulfillment and service revenue totaling $2,259,100 and $7,274,772 for the three-month and nine-

NOTIFY TECHNOLOGY CORPORATION

month periods ended June 30, 2003, respectively, from our Visual Got Mail Solution product introduced in April 2002.

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

During the three-month and nine-month periods ending June 30, 2003, we sold no Call Manager product in its original configuration. Revenue for the three-month period and nine-month period ended June 30, 2003 includes royalty revenue of $5,359 and $31,954, respectively from our multi-sense/stutter-dial patent compared to $18,426 and $116,315, respectively for the three-month period and nine-month period ended June 30, 2002. The level of royalty revenue varies from period to period based on the level of third party activity. This level of activity has declined in the last twelve months and has been reflected in decreasing royalty revenues. There is no assurance that our multi-sense/stutter-dial technology will continue to be used so that we may continue to collect royalty income. Revenue from our NotifyLink products and service was $29,456 for the three-month period and $64,468 for the nine-month period ended June 30, 2003 compared to $24,961 for the three-month period and $68,502 for the nine-month period ended June 30, 2002. The Centrex Receptionist product line generated $25,970 in the three-month period and $152,274 in the nine-month period ended June 30, 2003 compared to $79,326 in the three-month period and $282,711 in the nine-month period ended June 30, 2002. Revenue from the Centrex Receptionist is lower than we experienced in past years and there can be no assurance that we will not experience an additional decline in revenue from our Centrex Receptionist product in the future due to a continued decline in the number of units sold.

We sell our products in the United States primarily to 2way wireless carriers, long distance telephone carriers, regional bell operating companies and local exchange carriers. The Visual Got Mail Solution, Centrex Receptionist, and royalty revenue accounted for 97%, 1% and less than 1%, respectively, of total revenue in the three-month period ended June 30, 2003. Revenue from our Call Manager, Centrex Receptionist, and royalty revenue accounted for 87%, 6%, and 1%, respectively, of total revenues in the three-month period ended June 30, 2002. Sales to telephone companies were 97% and 94% of total revenue for the three-month periods ended June 30, 2003 and 2002, respectively. Our major customer, AT&T, accounted for 97% of total sales in the three-month period ended June 30, 2003 and for 90% of the total sales in the three-month period ended June 30, 2002.

The Visual Got Mail Solution, Centrex Receptionist, and royalty revenue accounted for 96%, 2% and less than 1%, respectively, of total revenue in the nine-month period ended June 30, 2003. Revenue from our Call Manager product, Centrex Receptionist and royalty revenue accounted for 68%, 17% and 7%, respectively, of total revenues in the nine-month period ended June 30, 2002. Sales to telephone companies were 98% and 84% of total revenue for the nine-month periods ended June 30, 2003 and 2002, respectively. One customer accounted for 96% of total sales in the nine-month period ended June 30, 2003 and 70% of the total sales in the nine-month period ended June 30, 2002. One other customer accounted for 12% of the total sales in the nine-month period ended June 30, 2002.

Sales of our new wireless NotifyLink products have not increased as quickly as desired and accounted for $29,456 and $64,468 in revenue during the three-month period and nine-month period ended June 30, 2003, respectively. We still feel there has been encouraging interest in the product and plan to continue a level of investment in the wireless NotifyLink product line.* Of the $2,259,100 of revenue generated from our Visual Got Mail Solution in the three-month period ended June 30, 2003, monthly service fees from the Visual Got Mail Solution end user accounts that were active during the three-month period ended June 30, 2003 totaled $263,191 compared to $55,724 in the three-month period ended June 30, 2002. The monthly service fees during the nine-month period ended June 30, 2003 totaled $741,601 compared to $55,724 for the nine-month period ended June 30, 2002. This monthly service fee is an ongoing revenue

NOTIFY TECHNOLOGY CORPORATION

stream as long as each end user is an active Voice Mail customer and our customer’s voice mail program remains unchanged. The Visual Got Mail Solution utilizes a modified version of our traditional Call Manager device. Although the Visual Got Mail Solution is shipping in significant volume and, as of June 30, 2003, we had a backlog of $2,245,502, we expect future sales volumes will be reduced due to the change in our customer’s program from giving away the CPE portion of the Visual Got Mail Solution to selling the CPE to new customers. Since our NotifyLink products have been slow to sell despite apparent interest, and the Visual Got Mail Solution is being sold to a single customer, we anticipate that we will continue to experience substantial variances in quarterly revenue.*

At June 30, 2003, $85,108 of the deferred revenue is related to the CPE portion of the Visual Got Mail Solution where title has transferred to our customer but the CPE has not been delivered. The combined revenue of the CPE and fulfillment is recognized as delivery occurs. Another $153,350 of deferred revenue is related to Centrex Receptionist products that have been delivered and are pending installation and configuration, at which time title transfers to the customer and revenue is recognized and $27,478 of the deferred revenue is related to Centrex Receptionist service contracts that are being recognized over the period of each service agreement. The remaining $57,742 is related to software sales where revenue is recognized over the period of customer service obligation.

Cost of Sales

Cost of sales consists primarily of the cost to manufacture our products and the postal costs associated with our fulfillment service although an unexpected cost of $116,000 was recorded in the three-month period ended June 30, 2003 for long distance fees not previously incurred. Moving our hosting services to a facility owned by our primary customer eliminated the long distance fees but approximately $659,000 in fees was incurred before the move was complete in April. We entered an agreement with our primary customer for a cash advance to help in meeting our short-term cash needs. The agreement ties the pay back of the advance to future CPE purchases by our customer.

Cost of sales increased to $1,698,014 in the three-month period ended June 30, 2003 from $569,404 for the three-month period ended June 30, 2002. Cost of sales increased to $5,979,855 in the nine-month period ended June 30, 2003 from $620,179 for the nine-month period ended June 30, 2002. These increases were the result of the increase in sales of the Visual Got Mail Solution during the three-month and nine-month periods ended June 30, 2003 and the unexpected charges of $116,000 and $659,000 incurred in the three and nine-month periods ended June 30, 2003. The Visual Got Mail Solution was first introduced in the three-month period ended June 30, 2002.

Our gross margin decreased to 26.9% and 20.6% in the three and nine-month periods ended June 30, 2003 compared to a gross margin of 57.4% and 63.7% in the three and nine-month periods ended June 30, 2002. The decrease in margin occurred partially because the three and nine-month periods ended June 30, 2003 contained $116,000 and $659,000, respectively of unexpected long distance charges as a cost of our Visual Got Mail Solution service. In addition, our Visual Got Mail Solution, which was first introduced during the three-month period ended June 30, 2002, is sold at volume pricing and is, consequently, a lower margin product.

Our gross margin can generally be affected by a number of factors, including product mix, product demand, pricing pressures, warranty costs, unexpected events and the timing and amount of royalty revenue receipts. Considering these factors, our gross margin has and will continue to fluctuate significantly and there can be no assurance that we will maintain our gross margins at the current levels.*

Research and development

Research and development expenses consist primarily of personnel costs and support expenses associated with research and development activities. Research and development expenses decreased to $246,574 for the three-month period ended June 30, 2003 from $274,108 for the three-month period ended June 30, 2002. Research and development expenses decreased to $722,325 for the nine-month period ended June 30, 2003 from $836,993 for the nine-month period ended June 30, 2002. This expense reduction reflects efforts to keep spending under control while still supporting the development of our NotifyLink products. We

NOTIFY TECHNOLOGY CORPORATION

still believe NotifyLink to be important to our future and expect to continue investing in this area of research and development. There can be no assurance that the market will accept these products.*

Sales and marketing

Sales and marketing expense consists primarily of personnel, consulting, travel costs and sales commissions related to our sales and marketing efforts. Sales and marketing costs decreased to $129,298 for the three-month period ended June 30, 2003 from $180,894 for the three-month period ended June 30, 2002. Sales and marketing costs decreased to $358,260 for the nine-month period ended June 30, 2003 from $477,887 for the nine-month period ended June 30, 2002. This decrease is primarily the result of personnel reductions and transfers. We continue to support our NotifyLink product sales effort using a limited internal sales force and our Visual Got Mail Solution relationship is maintained by our executive level staff.

We anticipate that sales and marketing expenses will increase in future quarters as we hire additional sales and customer support personnel and attempt to expand our existing wireless product line and create new distribution channels.*

General and administrative

General and administrative expense consists of general management and finance personnel costs, occupancy costs, professional fees and other general corporate expenses. General and administrative expenses decreased to $359,189 for the three-month period ended June 30, 2003 from $406,640 for the three-month period ended June 30, 2002. General and administrative expenses decreased to $1,171,175 for the nine-month period ended June 30, 2003 from $1,277,725 for the nine-month period ended June 30, 2002. The decrease in expense is mainly attributable to lower legal and corporate costs offset by salary increases.

We expect that general and administrative expense may increase in future quarters as the requirements of being a public company conforming to the Sarbanes-Oxley Act of 2002 unfold.*

LIQUIDITY AND CAPITAL RESOURCES

During fiscal 2002 and the nine-month period ending June 30, 2003, we financed our operations through a combination of gross margin from sales of products and services and existing cash balances. Our ability to fund our recurring losses from operations depends upon the continuation and sales volume of the current Visual Got Mail Solution program, our success in the wireless e-mail notification and wireless e-mail notification market solutions, and/or raising additional sources of financing. We had a backlog of 160,393 Visual Got Mail Solution units as of June 30, 2003. We believe that our existing cash balances are sufficient to fund our operations through December 31, 2003. However, to fund our operations beyond calendar 2003 we will have to secure additional financing or restructure our business in order to reduce costs.* In October 2002, we entered into a revolving credit facility arrangement of $750,000 that allowed us to continue to purchase our Visual Got Mail Solution inventory, but is not intended to fund operations. In the three-month period ending June 30, 2003, we borrowed $781,200 on this credit facility and used these funds in addition to our own funds to purchase products from our overseas manufacturer. Of the amount borrowed, $325,500 was outstanding on June 30, 2003. We also entered into an agreement with our primary customer for a $486,000 cash advance against future CPE purchases to help us in meeting the short-term demand of the unexpected long distance charges by our hosting partner. The terms of the agreement provide that Notify repay the advance over the life of Visual Got Mail Solution agreement at a rate determined by the volume of business with our primary customer. We expect that the cash flow in the three-month period ending September 30, 2003 will be adversely affected by the repayment terms.*

Holders of our outstanding Series A Preferred Stock have the right to require us to redeem any unconverted shares of Series A Preferred Stock at any time and from time to time during the period from July 20, 2003 to July 25, 2004. The per share redemption price is $10.00 plus any accrued dividends. Subject to certain limitations, we have the option to pay the redemption price in cash or in shares of our common stock.

NOTIFY TECHNOLOGY CORPORATION

If all holders of outstanding Series A preferred as of June 30, 2003 elected to redeem, the aggregate redemption price would total $4,660,000. We do not currently have sufficient cash resources to satisfy any redemption request from preferred shareholders, and any such redemption request would have a material adverse effect on our business, operations, and financial condition. If we pay the redemption price in shares of our common stock, we are required to register the shares with the Securities and Exchange Commission, and there can be no assurances that the SEC will declare the registration statement in the time period required to avoid additional penalties, if at all. In any event, we expect that any redemption election by preferred shareholders would require our Board of Directors to consider various strategic alternatives, including bankruptcy or recapitalizations that could adversely affect the rights of our existing shareholders.

At June 30, 2003, we had cash and cash equivalents and restricted cash of $1,172,507. Of this amount, $500,000 is recorded as restricted cash, which is securing outstanding letters of credit to our suppliers issued in connection with commitments to purchase additional inventory of $1,463,750.

Over the last three years, we have financed our operations primarily through sales of equity and debt securities and bank lines of credit. In the nine-month periods ended June 30, 2003 and 2002, the net cash used in operating activities equaled $388,180 and $1,440,940, respectively. The net cash used in operations in the nine-month period ended June 30, 2003 contained a net loss of $819,832. Other causes of the decrease in net operating assets was a decrease of $313,997 in inventory due to the timing of shipments of inventory for the Visual Got Mail Solution program, an increase in prepaid inventory of $585,500 offset by a increase in accounts payable of $283,299. We anticipate that we will have a negative cash flow from operating activities in future quarters and years.*

Net cash used in investing activities changed to an inflow of $208,531 in the nine-month period ended June 30, 2003 from an outflow of $790,078 in the nine-month period ended June 30, 2002. In the nine-month period ended June 30, 2002 we were investing in accounts receivable and inventory using our own funds as the Visual Got Mail Solution program got underway while in the nine-month period ended June 30, 2003 we had a more balanced use of assets and were utilizing borrowed funds.

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

Cash from financing activities increased by $325,500 of short term borrowings to purchase inventory for the Visual Got Mail Solution program. This is a new line item on the cash flow statement in fiscal 2003 as we borrowed against our $750,000 line of credit negotiated in late fiscal 2002. We can use the line of credit only for inventory purchases and the short-term loans are a combination of purchase order financing and accounts receivable financing. The cost of the short-term loans is in the form of a fee per purchase order and interest once funds are actually disbursed to pay for the inventory. The short-term loans are collateralized by the inventory purchased and certain of the Company’s assets.

We currently occupy two facilities under operating leases. The lease on our San Jose, California facility expires in March 2006. The future minimum payments for the remainder of the year ending September 30, 2003 are $23,574 and for each of the following three years ending September 30 are $99,011, $106,183 and $54,220, respectively. The lease on our Canfield, Ohio facility expires in October 2006. Future minimum payments under this lease for the remainder of the year ending September 30, 2003 and for each of the following three years ending September 30 are $17,847, $71,387, $71,387 and $2,974 per annum, respectively.

During the period ended June 30, 2003, the Company entered into three capital lease agreements for equipment totaling $51,528. Future minimum lease payments under these leases for the remainder of the year ending September 30, 2003 and for each of the following five years are $3,305, $13,725, $14,572, $10,286, $4,896 and $1,440 per annum, respectively.

RISK FACTORS

NOTIFY TECHNOLOGY CORPORATION

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

Most of our Revenue is Derived from the Sale of a Single Solution to a Single Customer and Our Revenue from this Solution Could Decrease in the Future

Revenue from our Visual Got Mail Solution accounted for 83% and 97% of the fiscal year ended September 30, 2002 and the nine-month period ended June 30, 2003, respectively. Also, the sale of our Visual Got Mail Solution was to a single long distance telephone company providing local telephone services. All the sales to this customer in the fiscal year 2002 occurred in the last six months of the year. As we do not anticipate sales from our NotifyLink services to increase significantly in the near term and our single customer for the Visual Got Mail Solution has recently reduced their program, we expect our revenue for at least the next two quarters and possibly longer will be largely dependent on the level of the reduced sales volume of the Visual Got Mail Solution and the associated monthly fees. Although as of June 30, 2003, we had a backlog of approximately $2,245,502 in orders from this customer, there can be no assurance that we will receive additional orders.

Our customer implemented a proposed program change on schedule and, as of June 2, 2003, they changed the program from giving away to every new voice mail customer the CPE portion of the Visual Got Mail Solution free of charge to selling the CPE to each new customer resulting in a drop in sales volume of the Visual Got Mail Solution. The financial impact of this change is unknown and the timing and success of marketing and sales programs will be significant factors. In addition, a significant portion of the revenue and a disproportionate amount of the operating profit related to the Visual Got Mail Solution is derived from our provision of fulfillment services and subscription services. If this customer continues to sell it’s the CPE to its customers at the rate lower than implied by its level of orders with us, our revenue, operating profit and financial condition will be materially adversely affected. In addition, this customer could at any time decide to decrease its sales efforts with respect to local telephone service, cease to promote or provide voice mail services or use an alternative to our Visual Got Mail Solution. In such an event, we would have no alternative distribution channel for our Visual Got Mail Solution and our revenue, operating results and financial condition would be materially adversely affected.

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

Exercise of redemption rights by our preferred shareholders would have a material adverse effect on our financial condition as well as our business and operations.

Holders of our outstanding Series A Preferred Stock have the right to require us to redeem any unconverted shares of Series A Preferred Stock at any time and from time to time during the period from July 20, 2003 to July 25, 2004. The per share redemption price is $10.00 plus any accrued dividends. Subject to certain limitations set forth below, we have the option to pay the redemption price in cash or in shares of our common stock. If all holders of outstanding Series A preferred as of June 30, 2003 elected to redeem, the aggregate redemption price would total $4,660,000. Should we choose to pay the redemption price in shares

NOTIFY TECHNOLOGY CORPORATION

of common stock, each holder of Series A Preferred Stock requesting redemption will receive that number of shares of common stock equal to (x) the aggregate redemption price owed to him divided by (y) the redemption conversion price, which is the greater of (i) the average closing bid price for a defined period of 20 trading days and (ii) $.50 per share. We may pay the redemption price in shares of our common stock, only if the shares of common stock are registered for resale under the 1933 Act pursuant to an effective registration statement or may be sold without any volume or similar restriction and/or limitation under Rule 144 pursuant to Rule 144(k) of the Securities Act of 1933. If the shares of common stock do not meet this condition, the redemption conversion price will automatically be reduced by five (5%) percent and the redemption price increased by five (5%) percent for each thirty (30) day period (or portion thereof) during which we are unable to satisfy the condition.

We do not currently have sufficient available cash to redeem any shares of preferred stock in cash, and we do not expect to have such funds at any time in the near future. Any redemption elections by preferred shareholders would have a material adverse effect on our financial condition. In the event of such elections, we would be required to pay the redemption price in the form of shares of our common stock, which would result in dilution to existing common shareholders. In addition, we would be required to provide for the registration of the redemption shares, and there can be no assurances that we can get the SEC to declare a registration statement effective within the required time periods, if at all. As noted above, failure to have an effective registration statement covering the newly issued shares results in additional accruing penalties. In any event, we expect any redemption elections by preferred shareholders will have an adverse effect on the trading price of our common stock. We expect that any redemption election by preferred shareholders would require our Board of Directors to consider various strategic alternatives, including bankruptcy or recapitalizations that could adversely affect the rights of our existing shareholders.

Our Quarterly Operating Results May Vary

We anticipate that we will experience significant fluctuations in our operating results in the future. Fluctuations in operating results may cause the price of our common stock, Units and Class A warrants to be volatile. Operating results may vary as a result of many factors, including the following:

•	the change in our customer’s program from a giveaway to selling the Visual Got Mail Solution CPE to their new voice mail customers;

•	the continued commitment of our long distance customer to the voice mail business underlying our voice mail notification business;

•	our level of research and development;

•	our sales and marketing activities;

•	announcements by us or our competitors;

•	size and timing of orders from customers;

•	new product introductions by us or our competitors; and

•	price erosion.

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

NOTIFY TECHNOLOGY CORPORATION

We Have a History of Losses, and There is No Assurance of Future Profitability

We commenced operations in August 1994 and through January 1996 were engaged primarily in research and development. We made a decision in January 2000 to develop and sell software applications for the 2-way wireless data market. We have an operating history of losses, and we face all of the risks and uncertainties encountered by companies introducing new products and developing new markets. For the fiscal years ended September 30, 2001, 2000, 1999, and 1998, we incurred net losses of $3,337,612, $3,526,452, $3,123,284 and $2,617,561 respectively. We incurred a net loss of $1,741,752 for fiscal 2002 and a net loss of $151,543 for the three-month period ended June 30, 2003 and $819,832 for the nine-month period ended June 30, 2003. As of June 30, 2003, we had an accumulated deficit of $22,139,684 and working capital of $453,992. We anticipate having a negative cash flow from operating activities in future quarters and years. We also expect to incur further operating losses in future quarters and years until such time, if ever, as there is a substantial increase in orders for our products and product sales generating sufficient revenue to fund our continuing operations. There can be no assurance that sales of our products will ever generate significant revenue, that we will ever generate positive cash flow from our operations or that we will attain or thereafter sustain profitability in any future period.

If the Market for Wireless Data Communications Devices Does Not Grow, We May Not Successfully Sell Our NotifyLink Products

The overall market for wireless data communications devices has experienced significant growth in recent years. The success of our NotifyLink Enterprise, Internet Edition and Standard Edition products depends upon this growth. There can be no assurance that the market for wireless software products will continue to grow, that firms within the industry will adopt our software products for integration with their wireless data communications solutions, or that we will be successful in independently establishing product markets for our wireless software products. In fact, our sales and marketing efforts over the last year have not resulted in significant sales of our NotifyLink products. If the various markets in which our software products compete fail to grow, or grow more slowly than we currently anticipate, or if we were unable to establish product markets for our new software products, our business, results of operation and financial condition would be materially adversely affected.

Our Products May Not Be Accepted

We sold our first Centrex Receptionist in March 1998, the first Call Manager product in April 1999, and announced the first sales of our e-mail version of our Visual Got Mail products in November 1999. We also announced the launch of our new NotifyLink web based service and our NotifyLink Desktop products in November 2000. To date, we have received only limited revenue from the sale of these products. While we have experienced some success with our Visual Got Mail Solution in 2002 and in the nine-month period ended June 30, 2003, we are limited by having one customer. We also believe that our wireless products are commercially viable*, but developing products for the consumer and business marketplaces is inherently difficult and uncertain. We do not believe our sales to date are sufficient to determine whether or not there is meaningful consumer or business demand for our products.

We intend to devote resources to sales and marketing efforts of the NotifyLink product line and to promote general consumer and business interest in our products. There can be no assurance that such efforts will be successful or that significant market demand for our products will ever develop.

We Depend on Limited Number of Potential Customers and Need to Develop Marketing Channels

Currently, our Voice Mail notification CPE and service revenue is highly dependant on one customer. Also, we have entered into agreements with three wireless carriers and one 2way wireless device manufacturer for the sale of our NotifyLink products and services. We have a minimal direct sales force to sell our NotifyLink products and services to eventual users and we rely almost entirely upon our four customers to resell our NotifyLink products and services to users. To date, we have received only limited revenue from our four NotifyLink customers, and we will receive revenue from these customers only to the extent that they successfully resell our products and services to users. There can be no assurance that we will ever sell our NotifyLink products and services to additional 2way wireless carriers or 2way wireless device manufacturers or that we will ever receive any revenue from our existing customers. Our Enterprise solution

NOTIFY TECHNOLOGY CORPORATION

product is in the early stages of introduction and we are currently establishing a reseller channel. Although we have increased sales of the Enterprise Solution, no significant volume of sales has yet been established.

Although we have sold significant quantities of our Call Manager as part of our Visual Got Mail Solution, we are highly dependant on one customer who has recently implemented program changes that will decrease our revenue from this product in future quarters. We believe there is no market for our traditional caller-id Call Manager products. Our Centrex Receptionist product is selling at a reduced level and we do not anticipate a significant increase in Centrex Receptionist sales in future quarters. If we fail to maintain a significant relationship with our current customer, our business and operating results would be materially adversely affected.

We also intend to develop other distribution channels for our products by including certain wireless device manufacturers and national wireless carriers. Our management will need to expend time and effort to develop these channels. Because our marketing efforts have been largely focused on developing relationships with RBOCs and LECs, our management has had only limited experience in selling our products through these wireless channels. We may not be able to implement this marketing and distribution program to expand our distribution channels and any marketing efforts undertaken by or on behalf of us may not be successful.

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

If We Are Unable To Market Our Wireless Software Products and Achieve Industry Acceptance Quickly, We Could Lose Existing And Potential Customers and Our Sales Would Decrease

Although most of our current revenue comes from our wireline Visual Got Mail Solution, our wireless products play a significant role in our plans for future growth. We need to market our new wireless software products on a timely basis to keep pace with technological developments, emerging industry standards, and the growing needs of our sophisticated customers. We intend to expand our product offerings primarily through our NotifyLink product line.* However, we may experience difficulties in marketing these new products, and our inability to timely and cost-effectively introduce them and future enhancements, or the failure of these new products or enhancements to achieve market acceptance, could seriously harm our business. Life cycles of wireless software products are difficult to predict, because the market for such products is new and evolving and characterized by rapid technological change, frequent enhancements to existing products and new product introductions, changing customer needs and evolving industry standards. The introduction of competing products that employ new technologies and emerging industry standards could render our products and services obsolete and unmarketable or shorten the life cycles of our products and services. The emergence of new industry standards might require us to redesign our products. If our products

NOTIFY TECHNOLOGY CORPORATION

are not in compliance with industry standards that become widespread, our customers and potential customers may not purchase our products.

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

We Depend on Key Executives

Our potential for success depends significantly on key management employees, including our Chairman, President and Chief Executive Officer, Mr. Paul F. DePond, our Vice President of Operations, Gaylan Larson and our Chief Financial Officer, Gerald W. Rice. We have entered into at-will employment agreements with these three key management employees. The loss of their services or those of any of our other key employees would materially adversely affect us. We also believe that our future success will depend in large part on our ability to attract and retain additional highly skilled technical, management, sales and marketing personnel. If we were unable to hire the necessary personnel, the development of new products and enhancements to current products would likely be delayed or prevented. Competition for these highly skilled employees is intense. Therefore, there can be no assurance that we will be successful in retaining our key personnel and in attracting and retaining the personnel we require for expansion.

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

NOTIFY TECHNOLOGY CORPORATION

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

We May Not Be Able to Obtain Critical Components from Our Suppliers

Currently, we are able to obtain many key components used in our products only from single or limited sources. We do not have long term supply contracts with these or any other component vendors and purchase all of our components on a purchase order basis. Component shortages may occur and we may not be able to obtain the components we need in a timely manner and on a commercially reasonable basis. In particular, only Epson Electronics America, Inc manufactures the microcontroller that forms the core of our Call Manager that is a key component in our Visual Got Mail Solution. From time to time, the semiconductor industry has experienced extreme supply constraints. If we were unable to obtain sufficient quantities of microcontrollers from Epson Electronics America, Inc., our business and operating results would be materially adversely affected.

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

Sales of Outstanding Shares May Hurt Our Stock Price

The market price for our common stock could fall substantially if our shareholders sell large amounts of our common stock. Potential future sales of our common stock include the following:

NOTIFY TECHNOLOGY CORPORATION

•	1,233,870 shares of our common stock that are outstanding which were placed in an escrow in connection with our initial public offering.

•	We have registered for resale 7,732,820 shares of common stock that underly our outstanding Series A preferred stock and warrants will be registered for resale in the public market.

•	David Brewer holds 1,161,600 shares of common stock that we have agreed to register for resale.

•	Various investors hold 543,228 shares of common stock and warrants to purchase 257,647 shares of common stock that we have agreed to register for resale.

Sales or the Possibility of Sales of Our Common Stock in the Public Market May Adversely Affect the Market Price of Our Securities. Options and Warrants May Dilute Current Shareholders

The following options and warrants to purchase our common stock are outstanding:

•	1,600,000 Class A warrants to purchase 2,096,000 shares of our common stock for $4.96 per share, issued in connection with our initial public offering, subject to adjustment in some circumstances;

•	425,000 Class A warrants to purchase 556,750 shares of our common stock for $4.96 per share, issued in connection with our 1997 bridge financing;

•	2,140,952 options outstanding as of June 30, 2003 under our 1997 Stock Plan, and subject to vesting requirements. 1,488,710 additional shares of our common stock are reserved for issuance under our 1997 Stock Plan;

•	warrants to purchase 74,983 shares of common stock at a price of $1.00 held by various investors;

•	warrants to purchase 190,354 shares of common stock at a price of $0.01 per share issued to various prior investors as an anti-dilution adjustment to our issuance of securities in our July 2001 private placement;

•	warrants to purchase an aggregate of 1,871,651 shares of common stock at a price per share of $1.00 issued in connection with our July 2001 private placement; and

•	options to purchase an aggregate of 9.2685 units at a price per unit of $100,000, each unit consisting of shares of Series A Preferred Stock convertible into an aggregate of 100,000 shares of common stock and a warrant to purchase 35,000 shares of common stock issued to the placement agent in our July 2001 private placement.

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

NOTIFY TECHNOLOGY CORPORATION

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

Our Net Income Will Be Decreased if the Escrow Securities Are Released

In connection with our initial public offering, many of our shareholders, including current officers, directors and employees, placed a substantial portion of our securities then held by them into an escrow account. These securities will be released from escrow if we reach pre-tax earnings targets. Upon the release from this escrow of any securities owned by our officers, directors, consultants or employees, we will be required to record compensation expense for financial reporting purposes. Accordingly, in any period in which securities are released from this escrow, we will record a substantial non-cash charge to earnings that will increase our loss or reduce or eliminate earnings, if any, at that time. The amount of this charge will be equal to the aggregate market price of the securities owned by directors, officers and employees, which are released from the escrow. Although the amount of compensation expense recognized by us would not affect our total shareholders’ equity or cash flow, it may have a depressive effect on the market price of our securities.

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

(a) Evaluation of Disclosure Controls and Procedures.

Our chief executive officer and our chief financial officer, after evaluating our disclosure controls and procedures (as defined in the rules and regulations of the Securities and Exchange Commission under the Securities Exchange Act of 1934 (the “Exchange Act”), as of the end of the period covered by this Quarterly Report on Form 10-QSB, have concluded that as of such date, our disclosure controls and procedures were effective to ensure that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms.

NOTIFY TECHNOLOGY CORPORATION

(b) Changes in Internal Controls Over Financial Reporting.

During the period covered by this Quarterly Report on Form 10-QSB, there were no significant changes in our internal controls over financial reporting or in other factors that has materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting.

NOTIFY TECHNOLOGY CORPORATION

PART II. OTHER INFORMATION

Item 6.	Exhibits and Reports on Form 8-K

(a) Exhibits:

31.1	Certification of Chief Executive Officer and Chief Financial Officer under Section 302(a) of Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer and Chief Financial Officer under Section 906 of Sarbanes-Oxley Act of 2002

(b) Reports on Form 8-K

On May 8, 2003, we filed a Current Report on Form 8-K to report the financial results of the 2nd fiscal quarter ended March 31, 2003.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: August 14, 2003	NOTIFY TECHNOLOGY CORPORATION

	By:	/s/ GERALD W. RICE
Chief Financial Officer (Principal Financial and Accounting Officer)

EXHIBIT INDEX

31.1	Certification of Chief Executive Officer and Chief Financial Officer under Section 302(a) of Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer and Chief Financial Officer under Section 906 of Sarbanes-Oxley Act of 2002