Form 10KSB
period 2003-09-30
NOTIFY TECHNOLOGY CORP
filed 2003-12-29
CIK 1031980

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-KSB

(Mark one)

☒	Annual Report Under Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Fiscal Year Ended September 30, 2003

or

☐	Transition Report Under Section 13 or 15(d) of the Securities Exchange Act of 1934

Commission File Number 000-23025

NOTIFY TECHNOLOGY CORPORATION

(Name of small business issuer in its charter)

California	77-0382248
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

1054 S. De Anza Blvd., Suite 105 San Jose, California	95129
(Address of principal executive offices)	(Zip Code)

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

State issuer’s revenues for its most recent fiscal year.    $8,340,750

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the Registrant, based upon the closing sale price of the Common Stock on December 19, 2003, was approximately $839,541. Shares of Common Stock held by officers and directors and their affiliated entities have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily conclusive for other purposes.

The number of shares outstanding of Registrant’s common stock, $0.001 par value at September 30, 2003 was 5,833,678 shares.

Transitional Small Business Disclosure Format (check one):    Yes  ☐    No  ☒

DOCUMENTS INCORPORATED BY REFERENCE

Part III of this Form 10-KSB incorporates certain information by reference from the Registrant’s definitive proxy statement for the 2003 Annual Meeting of Shareholders. Except with respect to the information specifically incorporated herein by reference, the proxy statement is not deemed to be filed as a part hereof.

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

ITEM 1. Description of Business

Notify Technology Corporation (also referred to as “we”, “us” and “our” unless the context otherwise requires) was incorporated in the state of California in August 1994. We are an innovative communications application service provider of wireline and wireless messaging services and a supplier of innovative call and message notification products and services. In fiscal 2001, we developed a voice mail notification product for a customer that used a combination of server based software and a modified version of our Call Manager caller-id adjunct device. This Visual Got Mail Solution generated most of our revenue in fiscal 2002 and 2003. Simultaneously, we have been developing wireless products centered around notification but extending into other wireless email features. Both product lines are being sold today with the Visual Got Mail Solution generating greater revenue. We currently sell our products through both direct sales and OEM relationships with major telephone companies and 2way wireless carriers.

Our business is primarily focused in two different markets; the wireline CPE (Customer Premise Equipment, i.e. Voice Mail notification devices) market and the 2way wireless market. Substantially all of our revenue in fiscal 2003 was derived from wireline based products that provide voicemail notification to voicemail customers of a long distance telephone company. Our second focus is directed at the 2way wireless market providing products spanning from consumer to enterprise environments. Our vision is to provide mobile wireless email and personal information management (PIM) notification, access, and management across a variety of 2way devices and 2way networks. Our 2way wireless family of products is called NotifyLink™. Our wireline or legacy product is the Visual Got Mail Solution for voice mail notification. Our Visual Got Mail solution product incorporates caller-id, call waiting caller-id, and telephone company voice mail notification into one CPE device with an associated monthly service for voicemail notification. We discontinued our Centrex Receptionist product in late fiscal 2003 and currently contract to provide service on our outstanding Centrex Receptionist service contracts.

Products

Visual Got Mail Solution

Our Visual Got Mail Solution is designed to provide Voice Mail notification services to customers. Our revenues to date have consisted principally of sales to AT&T in connection with its local voice mail telephone service in more than eighteen states. The Visual Got Mail Solution, designed for telephone company deployment as a service offering, includes a scalable carrier class server infrastructure that we host and a Call Manager telephone adjunct that we manufacture and sell. The Visual Got Mail Solution integrates our caller-id technology with a unique method of voice mail notification into a single device that can fit in the palm of your hand.

NotifyLink

The NotifyLink Enterprise product can be deployed on many 2way devices from manufacturers such as Research In Motion, Palm, Handspring, Kyocera, Samsung, and others. NotifyLink Enterprise is a server based product designed for businesses for both Novell Groupwise™ and Microsoft Exchange™ systems. The NotifyLink Enterprise solution is device and network agnostic and provides a centralized management solution for small and large organizations with many mobile users desiring e-mail and PIM access and management featuring over-the-air updating of calendar information on many devices. The IT administrator or user can configure the software by specifying the e-mail accounts that the user needs to access with the user’s wireless device, setting any filters to screen notification, and designating the type of wireless device and its associated address. In addition, the IT administrator or user can tailor the information contained in the wireless e-mail notification “header” that is sent to the user’s wireless device. The “header” information can include options such as account, sender, subject, date and time, attachment names, attachment sizes, partial body text, and remaining character count. Our Enterprise product is being increasingly used on devices that employ both voice and data where NotifyLink is used on the data side of the device. Although our wireless NotifyLink products have not sold in the volume anticipated in fiscal 2003 and did not account for significant revenue during the fiscal year ended September 30, 2003, sales activity in the form of inquiries, test evaluations and final contracts has increased with particular strength in the Novell GroupWise market*. The Company cannot know if this trend will continue but the activity is encouraging.

Centrex Receptionist

The Centrex Receptionist was a stand-alone unit that provided the Centrex customer with automatic call answer and transfer capability 24 hours a day, 7 days a week. We sold the Centrex Receptionist for several years but discontinued the product in July of fiscal 2003 as the market was very small and we are concentrating our product efforts toward the Visual Got Mail Solution and our wireless products.

Sales, Marketing and Distribution

We are expanding our customer base through several channels. We have an inside sales force that handles leads from our Corporate Website, 2way wireless carriers and 2way device manufacturers. Carriers that we have relationships with include WebLink Wireless, SkyTel, MetroCall, Arch Wireless and PageNet Canada. We also receive referrals from Verizon Wireless, AT&T Wireless, T-Mobile Wireless, Cingular Wireless and Nextel Wireless. Another channel is based on referrals from 2way device manufacturers such as Palm, Inc., Handspring™, and Kyocera Wireless. Additional leads come from referrals from Novell’s Cool Solutions™ Web site. One advantage of our solution is centered on our ability to support Novell’s wireless email system called GroupWise™. To date, we have received only limited revenue from our NotifyLink referral and reseller channel partners, and we will receive revenue from these channel partners only to the extent that they successfully resell or refer our products and services to interested customers.

Our Visual Got Mail Solution provides revenue from both sales of adjunct equipment and providing ongoing Voice Mail notification services to the users of our long distance telephone customer. Service revenue is based on the monthly active installed base of Voice Mail users and varies as the installed base changes. The installed base has grown from 150,000 at September 30, 2002 to in excess of 340,000 voice mail users by September 30, 2003. Our technology is proprietary and only our adjunct products will interface with our server center. We expect to continue to provide adjunct devices and Visual Got Mail Solution service based on a customer backlog of 148,000 devices as of September 30, 2003.* Our Visual Got Mail Solution sales were made to one long distance telephone customer in fiscal 2003. The Visual Got Mail Solution program was changed by our customer in June 2003 from a giveaway of the CPE to all new voice mail subscribers to the sale and marketing of the CPE to new voice mail subscribers. As a result, our revenue for the Visual Got Mail Solution decreased to $614,820 in the three-month period ended September 30, 2003 compared to $2,259,100 in the prior three-month period ended June 30, 2003. We expect the revenue will continue at the reduced level.* There can be no assurance that our customer will use the Visual Got Mail Solution.

The traditional sales activities for our Call Manager products and Centrex Receptionist products were direct sales to large telephone companies. Our hardware products are privately labeled. We manufacture products based on purchase orders received from our long distance telephone customer. The Visual Got Mail Solution and Centrex Receptionist product lines accounted for 95% and 2% of total revenues in fiscal 2003, respectively. Historically, significant portions of our revenue have been concentrated in a small number of customers. For example, one customer accounted for 95% of sales for the year ended September 30, 2003. The same customer accounted for 83% sales for the fiscal year ended September 30, 2002.

Technical and Marketing Support

We have developed product collateral and marketing programs for the NotifyLink products. This marketing program includes regional user meetings, trade shows and web site marketing.

We provide back-up technical support to large resellers of all of our products. Our Visual Got Mail Solution requires a hosting center and the appropriate support to maintain up-time requirements.

Research and Development

We incurred $990,355 and $1,074,817 in research and development expenses in fiscal 2003 and 2002, respectively. The decrease reflects cost saving activities that included personnel reductions during fiscal 2003. Our development efforts are primarily devoted to software development. Our software engineering development is located in our offices in Canfield, Ohio. We believe that our future success, if any, depends significantly on our ability to continue to enhance our existing wireless products and to develop new products and, therefore, we intend to continue to incur research and development costs. We expect that our research and development efforts will be focused in wireless software as our wireline products are mature and we have discontinued selling the Centrex Receptionist.

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

Competition

We believe that we do not currently have any competition with a product the same as our Visual Got Mail Solution. We do compete with an alternate solution to Voice Mail notification that does not involve an adjunct or CPE but does involve contracting with local telephone companies to provide voice mail notification. We believe our Visual Got Mail Solution competes favorably with respect to this other form of Voice Mail notification when utilized by long distance telephone companies.

We expect that to the extent the market for any of our products develops, competition will intensify and new competitors will enter the market. There can be no assurance that we will be able to compete successfully against existing and new competitors as the market for our products evolves and the level of competition increases. A failure to compete successfully against existing and new competitors would have a materially adverse effect upon our business and results of operations.

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

In November of 2003, NCR Corporation and Notify Technology Corporation entered into a non-exclusive license agreement that allows us to offer certain product features on our Enterprise product that are covered by a patent held by NCR. This agreement requires a royalty payment on Enterprise revenue subject to the patent.

We have entered into a non-exclusive license agreement with Active Voice Corporation (“Active Voice”) for the right to use patented technology held by Active Voice Corporation pursuant to which we have paid an up-front fee on our sales of products that contain stutter dial tone detection.

We have also entered into a royalty agreement with Uniden America Corporation allowing Uniden to incorporate our VMWI technology into Uniden’s Products for a per unit fee. Royalty revenue from this agreement was $34,625 and $131,686 in fiscal 2003 and 2002, respectively.

Employees

As of September 30, 2003, we employed twenty-one persons of whom ten were engaged in research and development, three in operations, four in sales, marketing, and customer support, and four in general administration and finance. Twenty of these employees are employed on a full-time basis. None of our employees are currently represented by a labor union. We consider our relations with our employees to be good.

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

RISK FACTORS

Most of our Revenue is Derived from the Sale of a Single Solution to a Single Customer

For the fiscal year ended September 30, 2003, 95% of our revenue came from the sale of our Visual Got Mail solution to a single competitive provider of local phone services. Practically all of these revenues are derived from sales of our Visual Got Mail Solution. In June 2003, the customer changed their marketing program from a giveaway to a sale of the CPE portion of our product and our revenues declined markedly from the quarter ended June 30, 2003. As we have discontinued our traditional Call Manager and our Centrex Receptionist products and it is difficult to predict the growth, if any, of our NotifyLink Enterprise product, we expect our revenue for the next two quarters and possibly longer will be largely dependent on our ability to continue selling to our long distance telephone customer. Although as of September 30, 2003, we had a backlog in CPE orders of approximately $2,375,000 from this customer, there can be no assurance that we will receive additional orders from this customer. In addition, a significant portion of reported revenue and a disproportionate amount of the operating profit related to the Visual Got Mail Solution is derived from our provision of fulfillment services and subscription services. If, for whatever reason, this customer is not able to sell its services to its customers at the rate implied in the historical growth of its installed base of voice mail users, or the contractual rate we charge per user is renegotiated down, our revenue, operating profit and financial condition would be materially adversely affected. In addition, this customer could at any time decide to decrease its sales efforts with respect to local phone service, cease to promote or provide voice mail services or use an alternative to our Visual Got Mail Solution. In such an event, we would have no alternative distribution channel for our Visual Got Mail Solution and our revenue, operating results and financial condition would be materially adversely affected.

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

Holders of our outstanding Series A Preferred Stock have the right to require us to redeem any unconverted shares of Series A Preferred Stock at any time and from time to time during the period from July 20, 2003 to July 25, 2004. The per share redemption price is $10.00 plus any accrued dividends. The holders of Series A Preferred Stock have the option to receive the redemption price in cash or in shares of our common stock; provided, however, that we are not obligated to pay the redemption price in cash unless our Board of Directors unanimously approves such payment in cash, If all holders of outstanding Series A Preferred as of September 30, 2003 elected to redeem, the aggregate redemption price would total $4,610,000. If we fail to pay the entire redemption price for a cash redemption that is unanimously approved by our Board of Directors, the redemption price will be increased by five percent (5%) for each thirty (30) day period (and for a pro rata percentage for any portion thereof) during which we fail to make such payment, subject to certain periods during which we can cure our default.

If the holders of Series A Preferred Stock choose to receive the redemption price in shares of common stock, each holder of Series A Preferred Stock requesting redemption will receive that number of shares of common stock equal to (x) the aggregate redemption price owed to him divided by (y) the redemption conversion price, which is the greater of (i) the average closing bid price for a defined period of twenty (20) trading days and (ii) $0.50 per share. We may pay the redemption price in shares of our common stock, only if the shares of common stock are registered for resale under the Securities Act pursuant to an effective registration statement or may be sold without any volume or similar restriction and/or limitation under Rule 144 pursuant to Rule 144(k) of the Securities Act. If the shares of common stock do not meet this condition, the redemption conversion price will automatically be reduced by five percent (5%) and the redemption price increased by five percent (5%) for each thirty (30) day period (and for a pro rata percentage for any portion thereof) during which we are unable to satisfy the condition, subject to certain periods during which we can cure our default.

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

We Have a Limited Operating History and a History of Losses, Moreover, There is No Assurance of Future Profitability

We commenced operations in August 1994 and through January 1996 were engaged primarily in research and development. We made a decision in January 2000 to develop and sell software applications for the 2way wireless data market. Accordingly, we have a limited operating history, and we face all of the risks and uncertainties encountered by early-stage companies. For the fiscal years ended September 30, 2002, 2001, 2000, 1999, and 1998, we incurred net losses of $1,741,752, $3,337,612, $3,526,452, $3,123,284 and $2,617,561 respectively. We incurred a net loss of $1,100,475 for fiscal 2003 and as of September 30, 2003, we had an accumulated deficit of $22,420,327 and working capital of $179,750. We anticipate having a negative cash flow from operating activities in future quarters and years. We also expect to incur further operating losses in future quarters and years until such time, if ever, as there is a substantial increase in orders for our products and product sales generating sufficient revenue to fund our continuing operations. There can be no assurance that sales of our products will ever generate significant revenue, that we will ever generate positive cash flow from our operations or that we will attain or thereafter sustain profitability in any future period.

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

We May Be Unable to Generate the Capital Necessary to Support Our Planned Level of Research and Development Activities or to Manufacture and Market Our Products

At September 30, 2003, we had an accumulated deficit of $22,420,327 and incurred a net loss of $1,100,475 for the year ended September 30, 2003. Our working capital at that date was only $179,750. Our recently developed products will need to attain favorable market acceptance in order for us to be able to continue our research and development activities and to fund operating expenses at current levels. We discontinued our Centrex Receptionist product line in July 2003 as the demand was so small and we reduced our headcount by two employees associated with the service of the Centrex Receptionist. Regardless, because our NotifyLink wireless product line has not provided significant contributions to our revenues to date, the success of our business operations will depend upon our ability to obtain further financing until such time, if ever, as there is favorable market acceptance for our new wireless software products. Obtaining additional financing will be subject to a number of factors including market conditions, investor acceptance of our business plan, and investor sentiment. These factors may make the timing, amount, terms and conditions of additional financing unattractive or unavailable to us. If we are unable to raise additional financing, we will have to significantly reduce our spending, delay or cancel planned activities or substantially change our current corporate structure. In such an event, we intend to implement expense reduction plans in a timely manner. However, these actions would have material adverse effects on our business, results of operations, and prospects, resulting in a possible failure of our business.

Our Quarterly Operating Results May Vary

We anticipate that we will experience significant fluctuations in our operating results in the future. Fluctuations in operating results may cause the price of our common stock to be volatile. Operating results may vary as a result of many factors, including the following:

•	the continued commitment of our long distance customer to the voice mail business underlying our voice mail notification business;

•	our level of research and development;

•	our sales and marketing activities;

•	announcements by us or our competitors;

•	size and timing of orders from customers;

•	new product introductions by us or our competitors;

•	licensing costs of additional patent conflicts; and

•	price erosion.

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

Our Products May Not Be Accepted

We sold our first Centrex Receptionist in March 1998, the first Call Manager product in April 1999 and announced the first sales of our e-mail version of our Visual Got Mail products in November 1999. We also announced the launch of our new NotifyLink web based service and our NotifyLink Desktop products in November 2000 followed by the introduction of our voice mail version of our Visual Got Mail Solution in April 2001. To date, we have received only limited revenue from the sale of these products. While we have experienced some success with our Visual Got Mail Solution in fiscal 2002 and fiscal 2003, we are limited by having one customer. We also believe that our wireless products are commercially viable, but developing products for the consumer and business marketplaces is inherently difficult and uncertain. We do not believe our sales to date are sufficient to determine whether or not there is meaningful consumer or business demand for our products.

We intend to devote resources to sales and marketing efforts of the NotifyLink product line and to promote general consumer and business interest in our products. There can be no assurance that such efforts will be successful or that significant market demand for our products will ever develop.

We Depend on Limited Number of Potential Customers and Need to Develop Marketing Channels

Currently, our Voice Mail notification CPE and service revenue is highly dependant on one customer. Also, we participate in informal referral arrangements with several wireless carriers, 2way wireless device manufacturers and one net ware company for the sale of our NotifyLink products and services where our products assist in the sale of their products. We have a limited direct sales force to sell our NotifyLink products and services to eventual users and we rely upon both formal and informal referral arrangements to provide leads for our NotifyLink Enterprise products. To date, most of our referral arrangements are informal and we will receive referrals only to the extent that our referral partners successfully refer our products and services to potential users. There can be no assurance that we will ever sell our NotifyLink products and services to end users or that we will ever receive any referrals from our informal arrangements. Our Enterprise solution product is relatively new and no significant sales have yet been established.

Although we have sold significant quantities of our Call Manager as part of our Visual Got Mail Solution, we are highly dependant on one customer. We have discontinued our traditional Call Manager and Centrex

Receptionist products. To date, we have sold our Visual Got Mail Solution product to one long distance telephone company. If we fail to maintain a significant relationship with the our current customer, our business and operating results would be materially adversely affected.

We are expanding our distribution channels for our wireless products by participating in industry events, training programs for telephone and wireless carrier sales representatives and presenting at Novell Groupwise user meetings across the United States. We also have limited international sales as opportunities present themselves. Our management will need to expend time and effort to develop these channels. We are also changing our customer profile from volume sales to a limited number of large customers to relatively small sales to a large number of individual customers and we have begun expanding our internal sales force in response. Because our marketing efforts have been largely focused on developing relationships for wireline products, our management has had only limited experience in selling wireless with the new customer profile. We may not be able to adapt our traditional marketing and distribution programs to expand our distribution channels and any marketing efforts undertaken by or on behalf of us may not be successful.

Our Products May Suffer from Defects

Some of our products consist of software and services related to our wireless NotifyLink product line. Our NotifyLink products incorporate a mix of new and proven technology that has been tested extensively, but may still contain undetected design flaws. A failure by us to detect and prevent a design flaw or a widespread product defect could materially adversely affect the sales of the affected product and our other products and materially adversely affect our business, financial condition and operating results.

Our Visual Got Mail Solution product incorporates a combination of reasonably sophisticated computer chip design, electric circuit design, software programming and telephony technology. We have devoted substantial resources to researching and developing each of these elements. In order to reduce the manufacturing costs, expand the feature sets and otherwise enhance the operation of our products, we have from time to time redesigned our products. We expect that in the future we may engage in similar redesigns of our products. Though we extensively test our products before marketing them, any new, redesigned or current product may contain design flaws that we would not detect through our testing procedures. In addition, we rely on subcontractors to manufacture our products. Though we have quality control procedures designed to detect manufacturing errors, there can be no assurance that we will identify all defective products. We believe that reliable operation will be an important purchase consideration for both our consumer and business customers. A failure by us to detect and prevent a design flaw or a widespread product defect could materially adversely affect the sales of the affected product and our other products and materially adversely affect our business, financial condition and operating results.

We Face Significant Competition

We believe the market for our wireless products is highly competitive and that competition is likely to intensify. In the market for wireless e-mail notification and management software, we indirectly compete with Research In Motion Limited, Infowave Software, Inc, Wireless Knowledge, Extended Systems, Synchrologic, Visto and Good Technology.

Our Visual Got Mail Solution indirectly competes with a single alternate Voice Mail notification service offered only by Local Exchange Carriers.

There are several companies with substantially greater technical, financial and marketing resources than we have that could produce competing products. These companies include wireless software providers such as Infowave Software, Inc, Wireless Knowledge, Extended Systems, Synchrologic, Visto and Good Technology. We expect that to the extent that the market for our products develops, competition will intensify and new competitors will enter the market. We may not be able to compete successfully against existing and new competitors as the market for our products evolves and the level of competition increases. A failure to compete successfully against existing and new competitors would materially adversely affect our business and results of operations.

Delisting from the Nasdaq SmallCap Market May Affect the Liquidity of Our Trading Market and the Market Price of Our Common Stock

Since September 4, 2002, our common stock has been quoted on the Over-the-Counter Bulletin Board. Our shareholders could find it difficult to dispose of or to obtain accurate quotations as to the market value of our common stock. In addition, delisting may make our common stock ineligible for use as, or make our common stock substantially less attractive as, collateral for margin and purpose loans, for investment by financial institutions under their internal policies or state legal investment laws, as consideration in the financing of future acquisitions of businesses or assets by us, and for issuance by us in future capital raising transactions any of which could cause the market price of our common stock to decrease. Delisting subjects our common stock to the “penny stock rules” contained in Section 15(g) of the Securities Exchange Act of 1934.

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

In November of 2003, NCR Corporation and Notify Technology Corporation entered into a non-exclusive license agreement that allows us to offer certain product features on our enterprise product that are covered by a patent held by NCR. This agreement requires a royalty payment on all enterprise revenue subject to the patent.

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

ITEM 2. Description of Property

Our principal executive offices are located at 1054 South DeAnza Boulevard, Suite 105, San Jose, California 95129. These facilities consist of approximately 3,900 square feet of office space pursuant to a lease that expires March 31, 2006. We have a second location at 6570 Seville Drive, Canfield, Ohio 44406 that houses an engineering group and customer support for the Eastern United States. The Ohio facility consists of approximately 5,000 square feet of office space pursuant to a lease that expires in October 2006.

We have not invested in real property at this time nor do we intend to do so. We have no formal policy with respect to investments in real estate or investments with persons primarily engaged in real estate activities.

ITEM 3. Legal Proceedings

We are not a party to any litigation.

ITEM 4. Submission of Matters to a Vote of Security Holders

No matters were submitted to a vote by security holders during the fourth quarter of fiscal 2003.

PART II

ITEM 5. Market for Common Equity and Related Stockholder Matters

(a) Market for Common Equity.

Our common stock was listed on the Nasdaq SmallCap Market under the symbols NTFY until our common stock was delisted from the Nasdaq SmallCap Market on September 4, 2002. From September 4, 2002 until present, our common stock, has been trading on the OTC Bulletin Board under the symbol NTFY.

The quarterly high and low bid prices of our common stock during fiscal 2003 and the quarterly high and low sales prices of our common stock for fiscal 2002 are as follows:

NTFY Common Stock

	High	Low
Fiscal Year Ended September 30, 2003
Fourth Quarter	$0.310	$0.200
Third Quarter	$0.580	$0.310
Second Quarter	$0.400	$0.120
First Quarter	$0.170	$0.140

Fiscal Year Ended September 30, 2002
Fourth Quarter	$0.450	$0.100
Third Quarter	$0.750	$0.290
Second Quarter	$0.820	$0.550
First Quarter	$0.900	$0.320

These quotations reflect inter-dealer prices, without retail mark-up, mark- down or commission, and may not represent actual transactions. The quarterly high and low bid prices of our common stock during fiscal 2003 were provided by Bloomberg L.P.

(b) Holders.

As of December 10, 2003, there were approximately 93 holders of record of our common stock.

(c) Dividends.

We have never declared or paid any cash dividends on our common stock. We currently anticipate that we will retain all future earnings for the expansion and operation of our business and do not anticipate paying cash dividends in the foreseeable future.

(d) Equity Compensation Plans

The information required by this item regarding equity compensation plans is incorporated by reference to the information set forth in Item 11 of this Annual Report on Form 10-KSB.

ITEM 6. Management’s Discussion and Analysis or Plan of Operation

Overview

We were incorporated in the state of California in August 1994. We are an innovative communications application service provider of wireline and wireless messaging services. We are also a supplier of innovative solutions to maximize the convenience and utility of electronic communication by providing customers with flexible solutions that are neither network nor device dependant. We currently sell our products direct or through OEM relationships with 2way wireless service providers, 2way wireless device manufacturers, major telephone companies and telephone equipment distributors.

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

Results of Operations

Revenue

Revenue consists primarily of gross revenue from the sale of telephony equipment and service income related to our Visual Got Mail Solution and the Centrex Receptionist Product. The revenue from these service contracts is recognized on a straight line basis over the term of the contract. Revenue for the fiscal year ended September 30, 2003 from the sale of products other than service increased to $7,089,228 from $2,946,060 for the fiscal year ended September 30, 2002. Revenue for the fiscal year ended September 30, 2003 from the sale of service increased to $1,216,897 from $404,174 for the fiscal year ended September 30, 2002.

For the fiscal year ended September 30, 2003, 95% of our revenue came from the sale of our Visual Got Mail Solution to a single competitive provider of local phone services. Practically all of these revenues are derived from sales of our Visual Got Mail Solution. In June 2003, the customer changed their marketing program from a giveaway to a sale of the CPE portion of our product and our revenues declined markedly from the quarter ended June 30, 2003.

The Centrex Receptionist revenue decreased because telephone companies emphasized the sale of “KEY Systems” as an alternative to selling our Centrex products. We are no longer selling the Call Manager product in its original configuration, but we utilize the hardware design in our Visual Got Mail Solution that requires the imbedded Caller-id technology as part of the overall solution. We also discontinued the Centrex Receptionist as the revenue on the product did not justify the cost to maintain the product line. Revenue for fiscal year 2003 included royalty revenue of $34,625 compared to $131,686 in fiscal year 2002 from our multi-sense/stutter-dial patent. The revenue from our NotifyLink products has not comprised a significant portion of our total revenue to date.

We sell products in the United States to a long distance telephone company, 2way wireless carriers, regional bell operating companies and local exchange carriers. Our hardware products are private labeled. We manufacture based on purchase orders received from our long distance telephone customer. The Visual Got Mail Solution and Centrex Receptionist product lines accounted for 95% and 2% of total revenues in fiscal 2003, respectively. The Visual Got Mail Solution and Centrex Receptionist product lines accounted for 83% and 6% of revenues in fiscal 2002, respectively. Historically, significant portions of our revenue have been concentrated in a small number of customers. For example, AT&T accounted for 95% of sales for the year ended September 30, 2003 and 83% of sales for the fiscal year ended September 30, 2002.

Cost of Sales

Cost of sales consists primarily of the cost to manufacture our products. Cost of sales increased to $6,353,819 in the fiscal year ended September 30, 2003 from $1,867,549 in the fiscal year ended September 30, 2002. This increase was the result of Visual Got Mail Solution shipments and the cost of hosting the related service. The cost of the Visual Got Mail Solution service was significantly increased by a one time event when our hosting provider began charging us for long distance fees not previously incurred. Moving our hosting services to a facility owned by our primary customer eliminated the long distance fees but approximately $659,000 in fees were incurred before the move was completed in April 2003. We entered an agreement with our primary customer for a cash advance to help in meeting our short-term cash needs. The agreement ties the pay back of the advance to future CPE purchases by our customer.

The gross margin decreased to 24% in fiscal 2003 from 46% in fiscal 2002. This decrease in gross margin primarily occurred because of the product mix change to a high volume of low margin CPE sales related to the Visual Got Mail Solution versus a higher mix of Centrex Receptionist product sales in fiscal 2002. The charge of $659,000 had an additional negative impact of 8% in gross margin for fiscal 2003.

We recognized $124,975 of deferred income on Centrex Receptionist product in September that represented uninstalled product that had exceeded its shelf life and was no longer eligible for return. The cost of sales of these particular units eliminated the remaining book value of inventory on the balance sheet, resulting in zero inventory net of reserves as of September 30, 2003.

Research and Development

Research and development expense consists principally of personnel costs and supply expenses. Research and development expense decreased to $990,355 for the fiscal year ended September 30, 2003 from $1,074,817 for the fiscal year ended September 30, 2002. The reduction was the result of minimal hardware development in fiscal 2003 and a reclassification of personnel to operations to support our Visual Got Mail Solution. We expect to continue our investment in research and development in order that we may complete the products under development and enhance our current products.*

Sales and Marketing

Sales and marketing expense consists primarily of personnel, consulting and travel costs and sales commissions related to our sales and marketing efforts. Sales and marketing expenses decreased to $462,255 for the fiscal year ended September 30, 2003 from $644,514 for the fiscal year ended September 30, 2002. This decrease was attributable primarily to the decrease in personnel, travel and a change in our commission structure. The sales support of our Visual Got Mail Solution requires little travel. The NotifyLink product line requires greater participation in marketing events throughout the United States.

We believe that sales and marketing expenses may increase significantly in future quarters if we continue to emphasize an in-house sales force, which we believe will be necessary to implement our NotifyLink Enterprise strategy. Also, any growth of our Enterprise product will require more customer support personnel as we attempt to expand our existing referral base and create new distribution channels.

General and Administrative

General and administrative expense consists of general management and finance personnel, occupancy costs, professional fees and other general corporate expenses. General and administrative expenses decreased to $1,487,966 for fiscal 2003 from $1,673,506 for fiscal 2002. This decrease is due to lower consulting expense, rent reductions and audit cost reductions. This was offset by higher compensation and medical insurance costs.

Income Taxes

There was no provision for federal or state income taxes in fiscal 2002 or 2003 as we incurred net operating losses. We expect to incur a net operating loss in future quarters and years. As of September 30, 2003, we had federal and state net operating loss carryforwards of approximately $18,000,000 and $5,000,000, respectively. The net loss carryforwards and certain research and development tax credit carryforwards will expire in tax years 2004 through 2023, if not utilized. Utilization of the net operating losses and credits may be subject to a substantial annual limitation due to ownership change limitations provided by the Internal Revenue Code of 1986, as amended (the “Code”), and similar state provisions. The annual limitation may result in the expiration of net operating losses and credits carryforwards before full utilization. For financial reporting purposes, deferred tax assets primarily related to the net operating carryforwards recognized under Financial Accounting Standard No. 109, “Accounting for Income Taxes,” has been fully offset by a valuation allowance.

Release of Escrow Securities

In connection with our initial public offering, many of our shareholders, including current officers, directors and employees, placed a substantial portion of our securities then held by them into an escrow account. These securities will be released from escrow if the Company is sold at a share price above certain values in excess of $12.00 prior to December 31, 2003. Upon any release from this escrow of any securities owned by our officers, directors, consultants or employees, we would be required to record compensation expense for financial reporting purposes. We do not expect that any of these shares will be released from escrow.

Liquidity and Capital Resources

During fiscal 2003, we financed our operations through a combination of gross margin from sales of product and services and existing cash balances. Our ability to fund our recurring losses from operations depends upon the continuation of the current Visual Got Mail Solution program and our success in the wireless e-mail notification and wireless e-mail notification market solutions. We had a backlog of 148,000 Visual Got Mail Solution units as of September 30, 2003 for our Visual Got Mail Solution which we expect to fulfill at a rate determined by the success of our customer’s sales program. We do not believe that our existing cash balances are sufficient to fund our operations through September 30, 2004 and will have to secure additional financing or restructure our business in order to reduce costs. In October 2002, we entered into a credit facility arrangement of $750,000 that will allow us to continue to purchase our Visual Got Mail Solution inventory, but is not intended to fund operations through September, 30 2004.

At September 30, 2003, we had cash and cash equivalents and restricted cash of $992,805. Of this amount, $436,000 is recorded as restricted cash, which is collateral for outstanding letters of credit to our suppliers issued in connection with commitments to purchase additional inventory of $432,900.

Over the last three years, we have financed our operations primarily through sales of equity and debt securities and bank lines of credit. In the fiscal years ended September 30, 2003 and 2002, the net cash used in operating activities equaled $383,209 and $2,101,860, respectively. The net cash used in operations in fiscal 2003, consisted primarily of the net loss of $1,100,475 offset by a decrease in net operating assets of $592,445 and by depreciation of $116,579. The major causes of the decrease in net operating assets was a reduction of inventory of $399,596, proceeds from a customer advance of $324,428 and a decrease in accounts receivable of $56,047 offset by a decrease in accounts payable of $317,876. We anticipate that we will have a negative cash flow from operating activities in future quarters and years.

Net cash used in investing activities changed from an outflow of $677,778 in fiscal 2002 to an inflow of $257,216 in fiscal 2003 due to a decrease in restricted cash of $415,300 partially offset by purchases of property and equipment of $160,259. The restricted cash was used to purchase inventory and we reduced purchases of inventory at the end of the fiscal year as the demand for the CPE portion of our Visual Got Mail Solution decreased.

Short-term Borrowings

In September 2002, we entered into a purchase order assignment agreement with a financial institution that allows for the assignment of purchase orders up to $750,000. Borrowings bear interest at 4% above the prime rate (4.0% at September 30, 2003) plus a set up fee of 2.75% and a daily maintenance fee of 0.09166% and are collateralized by substantially all of our assets. Borrowings are repaid either directly by our customers or by us upon receipt of payment from customers. At September 30, 2003, the outstanding balance under this agreement was $162,750 and the amount available was $587,250. This agreement is for an initial term of twelve months and will continue thereafter for successive twelve months renewal terms unless either party terminates the agreement.

We had no off balance sheet arrangements as defined by Item 303(c) of Regulation S-B.

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

We believe the following critical accounting policies, among others, involve the more significant judgments and estimates used in the preparation of our financial statements:

We recognize revenue in accordance with SEC Staff Accounting Bulletin No. 101, “Revenue Recognition in Financial Statements” (SAB 101). Under SAB 101, revenue is recognized when the title and risk of loss have passed to the customer, there is persuasive evidence of an arrangement, delivery has occurred or services have been rendered, the sales price is fixed or determinable and collectibility is reasonably assured. The Company recognizes revenues at time of shipment of its products and sales are recorded net of discounts and returns.

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

We generally warrant our products for a specific period of time, usually one year, against material defects. We provide for the estimated future costs of warranty obligations in costs of goods sold when the related revenue is recognized. The accrued warranty costs represent our best estimate at the time of sale of the total costs that we will incur to repair or replace product parts, which fail while still under warranty. The amount of accrued estimated warranty costs is primarily based on historical experience as to product failures as well as current information on repair costs. Actual warranty costs could differ from the estimate amounts. On a quarterly basis, we review the accrued balances and update the historical warranty cost trends. If we were required to accrue additional warranty cost in the future, it would negatively affect operating results.

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

ITEM 8A. Controls and Procedures

(a) Evaluation of disclosure controls and procedures.

Our chief executive officer and our chief financial officer, after evaluating our “disclosure controls and procedures” (as defined in Securities Exchange Act of 1934 (the “Exchange Act”) Rules 13a-15(e) and 15-d-15(e)) have concluded that as of the end of the period covered by this Annual Report on Form 10-KSB, our disclosure controls and procedures are effective to ensure that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms.

(b) Changes in internal controls.

There were no changes in our internal controls, our financial reporting or in other factors that occurred during the period covered by this Annual Report on Form 10-KSB that could significantly affect our internal controls over financial reporting, nor were there any significant deficiencies or material weaknesses in our internal controls over financial reporting. As a result, no corrective actions were required or undertaken.

PART III

ITEM 9. Directors, Executive Officers and Key Employees, Promoters and Control Persons; Compliance With Section 16(a) of the Exchange Act

The information concerning our directors required by this Item is incorporated herein by reference from our definitive proxy statement to be filed within 120 days of the end of our fiscal year pursuant to General Instruction E(3) of Form 10-KSB in connection our 2003 Annual Meeting of Shareholders (“Proxy Statement”) under the heading “Proposal One – Election of Directors.”

The information regarding compliance with Section 16(a) of the Exchange Act is incorporated herein by reference from our Proxy Statement under the heading “Compliance with Section 16(a) of the Securities Exchange Act of 1934.”

Executive Officers and Key Employees

Our executive officers and key employees and their ages as of September 30, 2003 are as follows:

Name	Age	Position
Executive Officers:
Paul F. DePond	50	Chief Executive Officer, President and Chairman
Gaylan I. Larson	63	Vice President, Operations
Gerald W. Rice	55	Chief Financial Officer and Secretary
Rhonda Chicone Shick	39	Vice President of Product Development

Biographical information for executive officers:

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

Gaylan I. Larson has served as our Vice President of Operations since August 1994. From January 1991 to August 1994, Mr. Larson was Chief Operating Officer of SportSense, Inc., a manufacturer of golf training equipment. Prior to SportSense, Mr. Larson served as General Manager of the Data Systems Division of Hewlett Packard Company, a company with which he had an 18 year relationship.

Gerald W. Rice has served as our Chief Financial Officer and Secretary since August 1994. From November 1993 to June 1996, he owned Comprehensive Business Services, a financial services company franchise. From April 1992 to April 1993, Mr. Rice served as Controller at Surface Sciences Instruments, a manufacturer of capital equipment for surface chemical analysis. From June 1990 to April 1992, Mr. Rice was Vice President of Finance and Secretary of Applied Dielectrics, a manufacturer of microwave circuit boards. Mr. Rice received an A.A. from Ohlone College in 1969 and a B.A. in Accounting from California State College of Stanislaus in 1971.

Rhonda Chicone Shick has served as our Vice President of Product Development since July 2001. From October 2000 to July 2001, Ms. Shick served as our Director of Engineering and from October 1999 to October 2000, she served as our Engineering Manager. From January 1999 to October 1999, Ms. Schick served as one of our senior software engineers. From September 1996 to January 1999, she served as President of Tech-Xpress Enterprises, Inc.

All directors are elected annually and serve until the next annual meeting of shareholders or until the election and qualification of their successors. All executive officers serve at the discretion of our board of directors. There are no family relationships between any of our directors or executive officers.

Code of Ethics

We have adopted the Notify Technology Corporation Code of Ethics for Principal and Executive and Senior Financial Officers (“Code of Ethics”). The Code of Ethics applies to our principal executive officer, our principal financial officer, our principal accounting officer or controller, and persons performing similar functions and responsibilities who shall be identified by our Audit Committee from time to time.

The Code of Ethics is available at or website, located at http://www.notifycorp.com.

We intend to satisfy the disclosure requirement under Item 10 of Form 8-K regarding an amendment to, or waiver from, a provision of the Code of Ethics by posting such information on our website, at the address and location specified above.

ITEM 10. Executive Compensation

The information required by this Item is incorporated herein by reference from our Proxy Statement under the heading “Executive Compensation.”

ITEM 11. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by this Item is incorporated herein by reference from our Proxy Statement under the headings “Security Ownership of Certain Beneficial Owners and Management” and “Equity Compensation Plan Information.”

ITEM 12. Certain Relationships and Related Transactions

The information required by this Item is incorporated herein by reference from our Proxy Statement under the heading “Certain Relationships and Related Transactions.”

ITEM 13. Exhibits and Reports on Form 8-K.

(a) Exhibits

3.1.1	Amended and Restated Articles of Incorporation of Registrant as filed with the Secretary of State of California on September 2, 1997. (incorporated herein by reference to Exhibit (3.2) to the Registrant’s Registration Statement on Form SB-2, Reg. No. 333-23369, filed on March 14, 1997)

3.1.2	Certificate of Amendment to the Registrant’s Articles of Incorporation as filed with the Secretary of State of California on March 3, 1998. (incorporated herein by reference to Exhibit (3.1.1) to the Registrant’s Quarterly Report on Form 10-QSB for the quarterly period ended June 30, 2001, filed on August 14, 2001)

3.1.3	Certificate of Amendment to the Registrant’s Articles of Incorporation as filed with the Secretary of State of California on July 12, 2001. (incorporated herein by reference to Exhibit (3.1.2) to the Registrant’s Quarterly Report on Form 10-QSB for the quarterly period ended June 30, 2001, filed on August 14, 2001)

3.1.4	Certificate of Determination, Preferences and Rights of Series A Preferred Stock as filed with the Secretary of State of California on July 13, 2001. (incorporated herein by reference to Exhibit (3.1) to the Registrant’s Current Report on Form 8-K, filed on July 23, 2001)

3.2	Amended and Restated Bylaws of Registrant. (incorporated herein by reference to Exhibit (3.2) to the Registrant’s Quarterly Report on Form 10-QSB for the quarterly period ended June 30, 2001, filed on August 14, 2001)

4.1.1	Form of Warrant Agreement. (incorporated herein by reference to Exhibit (4.1) to Amendment No. 1 to the Registrant’s Registration Statement on Form SB-2, Reg. No. 333-23369, filed on May 29, 1997)

4.1.2	First Amendment to Warrant Agreement dated as of July 10, 2002 by and among the Registrant, American Stock Transfer & Trust Company and D.H. Blair Investment Banking Corp. (incorporated herein by reference to Exhibit (4.1) to the Registrant’s Current Report on Form 8-K, filed on July 17, 2002)

4.2	Form of warrant issued to subscribers in connection with the Registrant’s July 2001 private placement. (incorporated herein by reference to Exhibit (4.1) to the Registrant’s Current Report on Form 8-K, filed on July 23, 2001)

4.3	Form of option issued to the placement agent in connection with the Registrant’s July 2001 private placement. (incorporated herein by reference to Exhibit (4.2) to the Registrant’s Current Report on Form 8-K, filed on July 23, 2001)

4.4	Form of warrant underlying the option issued to the placement agent in connection with the Registrant’s July 2001 private placement. (incorporated herein by reference to Exhibit (4.3) to the Registrant’s Current Report on Form 8-K, filed on July 23, 2001)

10.1.1	Employment Agreement dated as of August 1, 1997 between Registrant and Paul DePond. (incorporated herein by reference to Exhibit (10.1) to Amendment No. 2 to the Registrant’s Registration Statement on Form SB-2, Reg. No. 333-23369, filed on August 15, 1997)

10.1.2	Amendment No. 1 dated February 23, 2000 to Employment Agreement dated as of August 1, 1997 between Registrant and Paul DePond. (incorporated herein by reference to Exhibit (10.2) to Post-Effective Amendment No. 4 to the Registrant’s Registration Statement on Form SB-2, Reg. No. 333-23369, filed on April 18, 2000)

10.1.3	Amendment No. 2 dated June 29, 2001 to Employment Agreement dated as of August 1, 1997 between Registrant and Paul DePond, as amended by Amendment No. 1 to Employment Agreement dated as of February 23, 2000. (incorporated herein by reference to Exhibit (10.2) to the Registrant’s Quarterly Report on Form 10-QSB for the quarterly period ended June 30, 2001, filed on August 14, 2001)

10.1.4	Amendment No. 3 dated October 11, 2001 to Employment Agreement dated as of August 1, 1997 between Registrant and Paul DePond, as amended by Amendment No. 1 to Employment Agreement dated as of February 23, 2000 and Amendment No. 2 to Employment Agreement dated as of June 29, 2001. (incorporated herein by reference to Exhibit (10.4) to the Registrant’s Annual Report on Form 10-KSB for the annual period ended September 30, 2001, filed on December 28, 2001)

10.1.5	Amendment No. 4 dated April 21, 2003 to Employment Agreement dated as of August 1, 1997 between Registrant and Paul DePond, as amended by Amendment No. 1 to Employment Agreement dated as of February 23, 2000, Amendment No. 2 to Employment Agreement dated as of June 29, 2001 and Amendment No. 3 to Employment Agreement dated as of October 11, 2001. (incorporated by reference to Exhibit (10.2) to the Registrant’s Quarterly Report on Form 10-QSB for the quarterly period ended March 31, 2003, filed on May 14, 2003)

10.2	Amended Employment Agreement dated as of November 4, 2002 between Registrant and Gaylan Larson. (incorporated herein by reference to Exhibit (10.2) to Amendment No. 2 to the Registrant’s Annual Report on Form 10-KSB for the annual period ended September 30, 2002, filed on December 27, 2002)

10.3.1	Employment Agreement dated as of August 1, 1997 between Registrant and Gerald Rice. (incorporated herein by reference to Exhibit (10.3) to Amendment No. 2 to the Registrant’s Registration Statement on Form SB-2, Reg. No. 333-23369, filed on August 15, 1997)

10.3.2	Amendment No. 1 dated February 23, 2000 to Employment Agreement dated as of August 1, 1997 between Registrant and Gerald Rice. (incorporated herein by reference to Exhibit (10.6) to Post-Effective Amendment No. 4 to the Registrant’s Registration Statement on Form SB-2, Reg. No. 333-23369, filed on April 18, 2000)

10.3.3	Amendment No. 2 dated June 29, 2001 to Employment Agreement dated as of August 1, 1997 between Registrant and Gerald Rice, as amended by Amendment No. 1 to Employment Agreement dated as of February 23, 2000. (incorporated herein by reference to Exhibit (10.4) to the Registrant’s Quarterly Report on Form 10-QSB for the quarterly period ended June 30, 2001, filed on August 14, 2001)

10.3.4	Amendment No. 3 dated October 11, 2001 to Employment Agreement dated as of August 1, 1997 between Registrant and Gerald Rice, as amended by Amendment No. 1 to Employment Agreement dated as of February 23, 2000 and Amendment No. 2 to Employment Agreement dated as of June 29, 2001. (incorporated herein by reference to Exhibit (10.11) to the Registrant’s Annual Report on Form 10-KSB for the annual period ended September 30, 2001, filed on December 28, 2001)

10.3.5	Amendment No. 4 dated April 21, 2003 to Employment Agreement dated as of August 1, 1997 between Registrant and Gerald Rice, as amended by Amendment No. 1 to Employment Agreement dated as of February 23, 2000 and Amendment No. 2 to Employment Agreement dated as of June 29, 2001, and Amendment No. 3 to Employment Agreement dated as of October 11, 2001. (incorporated herein by reference to Exhibit (10.3) to the Registrant’s Quarterly Report on Form 10-QSB for the quarterly period ended March 31, 2003, filed on May 14, 2003)

10.4	Form of Indemnification Agreement. (incorporated herein by reference to Exhibit (10.5) to the Registrant’s Registration Statement on Form SB-2, Reg. No. 333-23369, filed on March 14, 1997)

10.5	Escrow Agreement by and between Registrant, the American Stock Transfer & Trust Company and certain security holders of the Registrant, as amended. (incorporated herein by reference to Exhibit (10.6) to Amendment No. 2 to the Registrant’s Registration Statement on Form SB-2, Reg. No. 333-23369, filed on August 15, 1997)

10.6	Registrant’s 1997 Stock Plan, as amended effective March 26, 2003, and form of stock option agreement. (incorporated by reference to Exhibit (4.1) to the Registrant’s Registration Statement on Form S-8 Reg. No 333-108868, filed on September 17, 2003)

10.7+	Nonexclusive Technology License Agreement between Registrant and Active Voice Corporation dated April 30, 1997. (incorporated herein by reference to Exhibit (10.10) to Amendment No. 2 to the Registrant’s Registration Statement on Form SB-2, Reg. No. 333-23369, filed on August 15, 1997)

10.8.1	Securities Purchase Agreement dated as of March 4, 1999 between Registrant and David A. Brewer. (incorporated herein by reference to Exhibit (10.11) to Post-Effective Amendment No. 3 to the Registrant’s Registration Statement on Form SB-2, Reg. No. 333-23369, filed on April 2, 1999)

10.8.2	Amendment No. 1 dated October 7, 1999 to Securities Purchase Agreement dated as of March 4, 1999 between Registrant and David Brewer. (incorporated herein by reference to Exhibit (10.12) to the Registrant’s Annual Report on Form 10-KSB for the fiscal year ended September 30, 1999, filed on December 28, 1999)

10.8.3	Amendment No. 2 dated October 26, 2000 to Securities Purchase Agreement dated as of March 4, 1999 and as amended on October 7, 1999 between Registrant and David Brewer. (incorporated herein by reference to Exhibit (10.14) to the Registrant’s Annual Report on Form 10-KSB for the fiscal year ended September 30, 2000, filed on December 29, 2000)

10.9	Securities Purchase Agreement dated November 8, 2000 by and among the Registrant and the purchasers listed on Exhibit A thereto. (incorporated herein by reference to Exhibit (10.17) to the Registrant’s Annual Report on Form 10-KSB for the fiscal year ended September 30, 2000, filed on December 29, 2000)

10.10	Registration Rights Agreement, dated as of July 20, 2001 by and among the Registrant and the subscribers set forth therein. (incorporated herein by reference to Exhibit (10.1) to the Registrant’s Current Report on Form 8-K, filed on July 23, 2001)

10.11	Form of Registration Rights Agreement, dated as of July 20, 2001 by and among the Registrant and Commonwealth Associates, L.P. (incorporated herein by reference to Exhibit (10.2) to the Registrant’s Current Report on Form 8-K, filed on July 23, 2001)

10.12.1	Voice Mail Services Agreement, dated as of February 8, 2002, by and between the Registrant and AT&T Corp. (incorporated herein by reference to Exhibit (10.1) to the Registrant’s Quarterly Report on Form 10-QSB for the quarterly period ended March 30, 2002, filed on May 15, 2002)

10.12.2	First Amendment to the Voice Mail Services Agreement, dated as of February 8, 2003, by and between the Registrant and AT&T Corp. (incorporated herein by reference to Exhibit (10.1) to the Registrant’s Quarterly Report on Form 10-QSB for the quarterly period ended March 31, 2003, filed on May 14, 2003)

10.13	Master Purchase Order Assignment Agreement, dated as of September 13, 2002, by and between Transcap Trade Finance and the Registrant (incorporated by reference to Exhibit (10.16) to the Registrant’s Annual Report on Form 10-KSB for the fiscal year ended September 30, 2002)

10.14	Lease, dated as of March 20, 2003 by and among Registrant, and Ching C. Poon and Jenny M. Poon

10.15	Lease, dated as of October 3, 2001 by and between Registrant and Colbur Tech, LLC

14.1	Code of Ethics for Principal Executive and Senior Financial Officers

23.1	Consent of Burr Pilger & Mayer LLP, Independent Auditors

23.2	Consent of Ernst & Young LLP, Independent Auditors

24.1	Power of Attorney (see page 25)

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

+	Confidential treatment has been granted with respect to portions of these exhibits.

(b) Reports on Form 8-K

(1) On August 12, 2003, we furnished a report on Form 8-K under Item 5 reporting the financial results of our fiscal quarter ended June 30, 2003.

ITEM 14. Principal Accountant Fees and Services

The information required by this item is incorporated herein by reference from our proxy statement under the heading “Proposal Two Ratification of Appointment of Independent Auditors.”

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, duly authorized, in the City of San Jose, California, on the 22 day of December, 2003.

NOTIFY TECHNOLOGY CORPORATION

Dated: December 22, 2003	By:
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

Signature	Title	Date

/S/ PAUL DEPOND Paul DePond	President, Chief Executive Officer and Chairman (Principal Executive Officer)	December 22, 2003

/S/ GERALD RICE Gerald Rice	Chief Financial Officer (Principal Financial and Accounting Officer)	December 22, 2003

/S/ MICHAEL BALLARD Michael Ballard	Director	December 23, 2003

/S/ DAVID BREWER David Brewer	Director	December 23, 2003

/S/ ANDREW PLEVIN Andrew Plevin	Director	December 23, 2003

/S/ HAROLD BLUE Harold Blue	Director	December 23, 2003

/S/ INDER TALLUR Inder Tallur	Director	December 23, 2003

Notify Technology Corporation

Financial Statements

Years ended September 30, 2003 and 2002

Report of Independent Auditors

The Board of Directors and Shareholders

Notify Technology Corporation

We have audited the accompanying balance sheet of Notify Technology Corporation as of September 30, 2003, and the related statements of operations, shareholders’ equity, and cash flows for the year then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Notify Technology Corporation at September 30, 2003, and the results of its operations and its cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States of America.

As discussed in Note 1 to the financial statements, the Company’s recurring losses from operations raise substantial doubt about its ability to continue as a going concern. Management’s plans as to these matters are also described in Note 1. The 2003 financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/    Burr, Pilger & Mayer LLP

Palo Alto, California

November 4, 2003

Report of Independent Auditors

The Board of Directors and Shareholders

Notify Technology Corporation

We have audited the accompanying statements of operations, shareholders’ equity, and cash flows of Notify Technology Corporation as of September 30, 2002. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the results of operations and cash flows of Notify Technology Corporation for the year ended September 30, 2002, in conformity with accounting principles generally accepted in the United States.

As discussed in Note 1 to the financial statements, the Company’s recurring losses from operations raise substantial doubt about its ability to continue as a going concern. Management’s plans as to these matters are also described in Note 1. The 2002 financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/    ERNST & YOUNG LLP

San Jose, California

October 31, 2002

Notify Technology Corporation

Balance Sheet

September 30, 2003

Assets
Current assets:
Cash and cash equivalents	$556,805
Restricted cash	436,000
Accounts receivable, net of allowance for doubtful accounts of $2,000	528,927
Other current assets	101,406

Total current assets	1,623,138

Property and equipment, net	247,168

Total assets	$1,870,306

Liabilities and Shareholders’ Equity
Current liabilities:
Short term borrowings	$162,750
Current portion of capital lease obligations	13,725
Accounts payable	108,948
Accrued payroll and related liabilities	141,792
Deferred revenue	438,137
Customer advances	417,986
Other accrued liabilities	160,050

Total current liabilities	1,443,388

Long term portion of capital lease obligations	31,195

Total liabilities	1,474,583

Commitments and contingencies (Note 7)
Shareholders’ equity:
Preferred stock, $0.001 par value, 5,000,000 shares authorized
Series A convertible redeemable preferred stock, $0.001 par value, 900,000 shares designated and 461,000 shares issued and outstanding at September 30, 2003; redemption amount and liquidation preference of $5,532,000 at September 30, 2003	993,742
Common stock, $0.001 par value, 30,000,000 shares authorized, 5,833,678 shares issued and outstanding at September 30, 2003	5,834
Additional paid-in capital	21,816,474
Accumulated deficit	(22,420,327)

Total shareholders’ equity	395,723

Total liabilities and shareholders’ equity	$1,870,306

The accompanying notes are an integral part of these financial statements.

Notify Technology Corporation

Statements of Operations

	Years Ended September 30,
	2003	2002
Revenues:
Product sales	$7,089,228	$2,946,060
Service revenue	1,216,897	404,174
Royalty revenue	34,625	131,686

Total revenue	8,340,750	3,481,920

Cost of sales:
Product cost	5,375,808	1,789,982
Service cost	978,011	77,567

Total cost of sales	6,353,819	1,867,549

Gross profit	1,986,931	1,614,371

Operating costs and expenses:
Research and development	990,355	1,074,817
Sales and marketing	462,255	644,514
General and administrative	1,487,966	1,673,506

Total operating costs and expenses	2,940,576	3,392,837

Loss from operations	(953,645)	(1,778,466)

Interest (income) expense, net	146,830	(36,714)

Net loss	$(1,100,475)	$(1,741,752)

Basic and diluted net loss per share	$(0.24)	$(0.41)

Weighted-average shares used in computing net loss per share	4,568,510	4,222,167

The accompanying notes are an integral part of these financial statements.

Notify Technology Corporation

Statements of Shareholders’ Equity

	Convertible Redeemable Preferred Stock		Common Stock		Additional Paid-In Capital	Notes Receivable from Shareholders	Accumulated Deficit	Total Shareholders’ Equity
	Shares	Amount	Shares	Amount
Balance at September 30, 2001	501,000	$1,079,967	5,286,593	$5,287	$21,724,525	$(2,500)	$(19,578,100)	$3,229,179
Proceeds from exercise of warrants			147,085	147	1,324			1,471
Conversion of preferred stock to common stock	(35,000)	(75,447)	350,000	350	75,097			—
Deferred compensation relating to grant of stock options					4,800			4,800
Net loss and comprehensive net loss							(1,741,752)	(1,741,752)

Balance at September 30, 2002	466,000	$1,004,520	5,783,678	$5,784	$21,805,746	$(2,500)	$(21,319,852)	$1,493,698

Conversion of preferred stock to common stock	(5,000)	(10,778)	50,000	50	10,728			—
Forgiveness of shareholder loan						2,500		2,500
Net loss and comprehensive net loss							(1,100,475)	(1,100,475)

Balance at September 30, 2003	461,000	$993,742	5,833,678	$5,834	$21,816,474	$—	$(22,420,327)	$395,723

The accompanying notes are an integral part of these financial statements.

Notify Technology Corporation

Statements of Cash Flows

	Years Ended September 30,
	2003	2002
Operating activities
Net loss	$(1,100,475)	$(1,741,752)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	116,579	107,562
Loss from sale of fixed assets	5,742	1,990
Stock-based compensation	—	4,800
Forgiveness of shareholder loan	2,500	—
Changes in operating assets and liabilities:
Accounts receivable, net	56,047	(470,196)
Inventories	399,596	(287,515)
Other current assets	(19,979)	(32,753)
Accounts payable	(317,876)	262,936
Accrued liabilities	405,191	(51,640)
Deferred revenue	69,466	104,708

Net cash used in operating activities	(383,209)	(2,101,860)

Investing activities
Expenditures for property and equipment	(160,259)	(108,834)
Increase (decrease) in restricted cash	415,300	(568,944)
Proceeds from sale of fixed assets	2,175	—

Net cash provided by (used in) investing activities	257,216	(677,778)

Financing activities
Net proceeds from short term loans	162,750	—
Proceeds from exercise of options and warrants	—	1,471
Payments on capital lease	(6,608)	—

Net cash provided by financing activities	156,142	1,471

Net increase (decrease) in cash and cash equivalents	30,149	(2,778,167)
Cash and cash equivalents at beginning of year	526,656	3,304,823

Cash and cash equivalents at end of year	$556,805	$526,656

Supplemental disclosure of non-cash transactions:
Conversion of preferred stock to common stock	$10,778	$75,447
Equipment purchased under capital lease	$51,528
Supplemental disclosure of cash flow information:
Cash paid for interest	$137,857	$—
Cash paid for income taxes	$2,000	$—

The accompanying notes are an integral part of these financial statements.

Notify Technology Corporation

Notes to Financial Statements

September 30, 2003

1. Business and Basis of Presentation

Notify Technology Corporation (the Company or Notify), incorporated in California in 1994, is a communications service and software provider for wireline and wireless notification and messaging services. The Company is also a supplier of innovative call and message notification products and services.

The Company has incurred net losses since inception and may incur net losses and negative cash flow from operations for at least the next two or three years. The Company incurred losses of $1,100,475 and $1,741,752 for the years ended September 30, 2003 and 2002, respectively. The Company has an accumulated deficit of $22.4 million as of September 30, 2003. During fiscal 2003, the Company financed its operations through a combination of short term borrowings, the sale of its products and existing cash balances. These conditions raise substantial doubt about the Company’s ability to continue as a going concern.

The Company’s ability to fund its recurring losses from operations depends upon the continuation of its current Visual Got Mail Solution program, its success in its wireless e-mail notification and wireless e-mail notification market solutions, and/or raising other sources of financing. Management does not believe that its existing cash balances are sufficient to fund its operations through September 30, 2004. Management plans to seek additional financing, restructure its business in order to reduce costs and potentially seek the sale or licensing of certain technologies, however, there can be no assurance that management will be successful in implementing such plans. The sale of additional equity or debt securities may result in additional dilution to existing shareholders. If additional funds are raised through the issuance of equity or debt securities, these securities could have rights that are senior to existing shareholders and could contain covenants that would restrict operations. Any additional financing may not be available in amounts or on terms acceptable to the Company, if at all.

2. Summary of Significant Accounting Policies

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the amounts reported in the accompanying financial statements and notes thereto. Actual results could differ from those estimates.

Cash and Cash Equivalents and Restricted Cash

The Company considers all highly liquid, temporary investments with an original maturity of three months or less when purchased to be cash equivalents. Cash and cash equivalents are deposited in demand and money market accounts in two financial institutions in the United States.

The Company has $436,000 of outstanding letters of credit to our suppliers related to a commitment to purchase additional inventory. The letters of credit are collateralized by a money market account of $436,000, which is recorded as restricted cash.

Accounts Receivable/ Allowance for Doubtful Accounts

Accounts receivable are stated at net realizable value. Uncollectible receivables are recorded as bad debt expense when all efforts to collect them have been exhausted and recoveries are recognized when they are received. Historically, the bad debts have been insignificant and the allowance for bad debt approximates the average bad debt expense.

Notify Technology Corporation

Notes to Financial Statements—(Continued)

Inventories

Inventories are stated at the lower of cost or market on a first-in, first-out basis. The Company provides inventory allowances based on excess and obsolete inventories determined primarily by future demand forecasts. At September 30, 2003, the carrying value of the inventory was zero.

Property and Equipment

Property and equipment are stated at cost, net of accumulated depreciation and amortization. Depreciation is computed using the straight-line method over the following estimated useful lives of the assets: five years for furniture and office equipment and three years for software and computer equipment. Leasehold improvements and assets under capital leases are amortized by the straight-line method over the shorter of the lease term or the estimated useful lives of such assets. Upon retirement or sale, the cost and related accumulated depreciation are removed from the accounts and any related gain or loss is reflected in the statement of operations. Repairs and maintenance are expensed as incurred.

Long-Lived Assets

The Company monitors the recoverability of long-lived assets based on estimated use factors such as future asset utilization, business climate and future undiscounted cash flows expected to result from the use of the related assets or realized upon sale. The Company’s policy is to write down assets to their net recoverable amount, which is determined based on either discounted future net cash flows or appraised values, in the period when it is determined that the carrying amount of the asset is not likely to be recoverable.

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

Advertising Costs

Advertising costs are expensed as incurred. Advertising costs were $3,069 for the year ended September 30, 2003 and none for the year ended September 30, 2002.

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

Notify Technology Corporation

Notes to Financial Statements—(Continued)

Research and Development

Based on the Company’s software development process, the time period between the establishment of technological feasibility and completion of the hardware component and the release of the product is short and capitalization of internal development costs has not been material to date.

Concentration of Credit Risk

Financial instruments that potentially expose the Company to concentrations of credit risk consist principally of cash and cash equivalents, restricted cash and trade accounts receivable. Cash and cash equivalents and restricted cash held with financial institutions may exceed the amount of insurance provided on such deposits. The Company has not experienced any losses on its deposits of cash and cash equivalents or restricted cash.

The Company performs ongoing credit evaluations and generally requires no collateral. The Company maintains reserves for credit losses, and such losses have been within management’s expectations. As of September 30, 2003, one customer accounted for 92% of accounts receivable and 100% of the customer advances. Revenue from one customer accounted for 95% and 83% of total revenues for fiscal years ended September 30, 2003 and 2002, respectively.

The Company utilizes an offshore manufacturer to manufacture the products and this manufacturer may not be able to support the manufacturing requirements. If the Company is unable to obtain sufficient quantities of sole-source components or subassemblies, or to develop alternate sources, the Company could experience delays or reductions in product shipments or be forced to redesign its products. Each of these scenarios could materially adversely affect the Company’s business and operating results.

Stock-Based Compensation

Statement of Financial Accounting Standards No. 148 (SFAS 148), “Accounting for Stock-Based Compensation—Transition and Disclosure, an Amendment of FASB Statement No. 123,” amends the disclosure requirements of Statement of Financial Accounting Standards No. 123 (SFAS 123), “Accounting for Stock-Based Compensation,” to require more prominent disclosures in both annual and interim financial statements regarding the method of accounting for stock-based employee compensation and the effect of the method used on reported results.

The Company accounts for stock-based employee compensation arrangements in accordance with provisions of Accounting Principles Board Opinion No. 25 (APB 25), “Accounting for Stock Issued to Employees” and related interpretations. Under APB 25, compensation expense is based on the difference, if any, on the date of the grant, between the fair value of the Company’s stock and the exercise price.

Notify Technology Corporation

Notes to Financial Statements—(Continued)

The following table illustrates the effect on net loss and net loss per share if the Company had applied the fair value recognition provisions of SFAS 123 and SFAS 148 to stock-based employee compensation:

	Fiscal Years
	2003	2002
Net loss, as reported	$(1,100,475)	$(1,741,752)
Add: Stock-based employee compensation expense included in reported net loss, net of related tax effects	—	—
Deduct: Total stock-based employee compensation determined under fair value based method for all awards, net of related tax effects	(949,373)	(969,525)

Pro forma net loss	$(2,049,848)	$(2,711,277)

Net loss per share—Basic and diluted:
As reported	$(0.24)	$(0.41)

Pro forma	$(0.45)	$(0.64)

The fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model with the following weighted average assumptions:

	2003	2002
Expected dividend yield	0.00%	0.00%
Risk-free interest rate	3.25%	3.53%
Expected volatility	139%	112%
Expected life (in years)	4	4
Fair value at grant date	$0.19	$0.34

The company recognized $0 and $4,800 of compensation expense in fiscal 2003 and in fiscal 2002, respectively, related to the grant of options to nonemployees.

Net Loss Per Share

Net loss per common share is computed by dividing net loss available to common stockholders by the weighted average number of shares outstanding during the period.

The weighted average number of common shares used in the net loss per share calculation was reduced by 1,233,870 shares of common stock placed in escrow in connection with the Company’s initial public offering. Options to purchase 3,284,451 and 2,152,055 shares of common stock and warrants to purchase 2,136,988 and 6,134,401 of common stock were outstanding at September 30, 2003 and 2002, respectively, but were not included in the computation of diluted net loss per share as the effect would be antidilutive.

Recent Accounting Pronouncements

In January 2003, the Financial Accountings Standards Board (FASB) issued FASB Interpretation No. 46 (FIN 46), “Consolidation of Variable Interest Entities, an Interpretation of ARB No. 51.” FIN 46 requires certain variable interest entities to be consolidated by the primary beneficiary of the entity if the equity investors in the entity do not have the characteristics of a controlling financial interest or do not have sufficient equity at

Notify Technology Corporation

Notes to Financial Statements—(Continued)

risk for the entity to finance its activities without additional subordinated financial support from other parties. During October 2003, the FASB issued Staff Position 46-6 which is effective for financial statements issued after October 9, 2003, and provides a broad deferral of the latest date by which all entities must apply FIN 46 to certain variable interest entities, to the first reporting period ending after December 15, 2003. The Company believes that the adoption of FIN 46 will not have a material impact on the financial position or results of operations of the Company.

In May 2003, the FASB issued Statement of Financial Accounting Standards No. 150 (SFAS 150), “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity.” SFAS 150 requires that certain financial instruments, which under previous guidance could be accounted for as equity, be classified as liabilities in the statement of financial position. Mandatorily redeemable financial instruments are subject to the provisions of SFAS 150 for the first fiscal period beginning after June 15, 2003. The Company adopted SFAS 150 on July 1, 2003 with no impact to its financial position or results of operations.

3. Property and Equipment

Property and equipment consist of the following:

September 30, 2003
Furniture and office equipment	$561,104
Software	40,690
Leasehold improvements	2,246

604,040
Less accumulated depreciation and amortization	(356,872)

$247,168

Property and equipment includes $51,528 of office equipment under capital lease with accumulated amortization of $5,715 at September 30, 2003.

Depreciation expense was $116,579 and $107,562 for the years ended September 30, 2003 and 2002, respectively.

4. Short-term Borrowings

In September 2002, the Company entered into a purchase order assignment agreement with a financial institution that allows for the assignment of purchase orders up to $750,000. Borrowings bear interest at 4% above the prime rate (4.0% at September 30, 2003) plus a set up fee of 2.75% and a daily maintenance fee of 0.09166% and are collateralized by substantially all of the Company’s assets. Borrowings are repaid either directly by the Company’s customers or by the Company upon receipt of payment from customers. At September 30, 2003, the outstanding balance under this agreement was $162,750 and the amount available was $587,250. This agreement is for an initial term of twelve months and will continue thereafter for successive twelve months renewal terms unless either party terminates the agreement.

Note 5. Capital Lease Obligations

During the year ended September 30, 2003, The Company entered into three capital lease agreements for office equipment totaling $51,528, with principal and interest (6.0%) payment due monthly.

Notify Technology Corporation

Notes to Financial Statements—(Continued)

Future minimum lease payments under the lease are as follows:

For the year ending September 30,
2004	$16,047
2005	16,047
2006	10,929
2007	5,129
2008	1,569

Total minimum lease payments	49,721
Less: amount representing interest	(4,801)

Present value of net minimum lease payments	44,920
Less: current portion	(13,725)

$31,195

Note 6. Guarantees

Indemnification Agreements

The Company enters into standard indemnification arrangements in our ordinary course of business. Pursuant to these arrangements, the Company indemnifies, holds harmless, and agrees to reimburse the indemnified parties for losses suffered or incurred by the indemnified party, generally our business partners or customers, in connection with any U.S. patent, or any copyright or other intellectual property infringement claim by any third party with respect to our products. The term of these indemnification agreements is generally perpetual anytime after the execution of the agreement. The maximum potential amount of future payments the Company could be required to make under these agreements is unlimited. The Company has never incurred costs to defend lawsuits or settle claims related to these indemnification agreements. As a result, the Company believes the estimated fair value of these agreements is minimal.

The Company has entered into indemnification agreements with its directors and officers that may require the Company: to indemnify its directors and officers against liabilities that may arise by reason of their status or service as directors or officers, other than liabilities arising from willful misconduct of a culpable nature; to advance their expenses incurred as a result of any proceeding against them as to which they could be indemnified; and to obtain directors’ and officers’ insurance if available on reasonable terms, which the Company currently has in place.

Product Warranty

The Company warrants its products for a specific period of time, generally twelve months, against material defects. The Company provides for the estimated future costs of warranty obligations in cost of sales when the related revenue is recognized. The accrued warranty costs represents the best estimate at the time of sale of the total costs that the Company expects to incur to repair or replace product parts, which fail while still under warranty. The amount of accrued estimated warranty costs are primarily based on historical experience as to product failures as well as current information on repair costs. On a quarterly basis, the Company reviews the accrued balances and updates the historical warranty cost trends. The following table reflects the change in the Company’s warranty accrual during fiscal year 2003:

Warranty accrual, beginning of year	$36,957
Charged to cost of sales	17,897
Actual warranty expenditures	(37,797)

Warranty accrual, end of year	$17,057

Notify Technology Corporation

Notes to Financial Statements—(Continued)

7. Commitments and Contingencies

The Company currently occupies two facilities under operating leases. The San Jose, California facility lease expires in March 2006 and the Canfield, Ohio facility lease expires in October 2006.

Future minimum lease payments are approximately as follows:

Years ending September 30,
2004	$170,397
2005	177,470
2006	57,195

Total	$405,062

Facility rent expense totaled approximately $225,000 and $282,000 for the years ended September 30, 2003 and 2002, respectively.

At September 30, 2003, the Company has $436,000 of outstanding letters of credit to our suppliers related to a commitment to purchase additional inventory. The letters of credit are collateralized by a money market account of $436,000, which is recorded as restricted cash.

8. Shareholders’ Equity

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

The balance sheet reflects the discount or beneficial conversion feature present in the Series A preferred stock. The discount represents the fair value of the conversion ratio at below fair market value of the underlying common stock on the date of closing and the fair value of warrants issued in connection with the issuance of the Series A preferred stock. The discount was recognized as a return to the preferred shareholders (similar to a dividend) over the minimum period of time in which the preferred shareholders can realize the return, which is immediately for the preferred shareholders. The discount was accreted to additional paid-in capital on the September 30, 2001 financial statements.

Each share of Series A preferred stock is initially convertible into the Company’s common stock at a conversion ratio of $1.00 per common share. The Series A preferred stock is convertible into common stock at any time upon the election of the holder. Furthermore, the Series A preferred stock shall automatically convert

Notify Technology Corporation

Notes to Financial Statements—(Continued)

into common stock upon either the closing of a secondary public offering in excess of $25,000,000 at a price per share in excess of $2.00 or if the closing bid price for the common stock is in excess of $2.00 for a period of 20 consecutive trading days. Each share of Series A preferred stock shall entitle the holder thereof to that number of votes on all matters submitted to a vote of the shareholders of the Company equal to the number of shares of common stock into which the Series A preferred stock can be converted.

At any time, and from time to time, on or after July 20, 2003 but before July 26, 2004, upon a written request of at least 10% of the then outstanding shares of Series A preferred stock, the Company must redeem the requested number of shares of Series A preferred stock at a redemption price equal to $10.00 plus accrued dividends. The requesting holders must request that the Company redeem at least the lesser of 50,100 shares or all of the outstanding shares. The Company shall have the option to pay the redemption price in cash or in shares of common stock. If the Company chooses to pay the redemption price in shares of common stock, the value assigned to each share of common stock shall be the greater of (i) the average closing bid price on the OTC Bulletin Board for the twenty (20) trading days preceding the redemption request and (ii) $0.50 per share.

Each Series A preferred stock is entitled to receive upon the liquidation of the Company in preference to holders of common stock, an amount equal to $12 per share, and shall thereafter share ratably, on an as-if-converted-basis, with all other holders of the Company’s securities entitled to participate in the distribution of the Company’s assets.

In connection with the offering of Series A preferred stock, the Company issued options to purchase 9.2685 units at a price per unit of $100,000 to the placement agent. Each unit consists of 10,000 shares of Series A preferred stock convertible into an aggregate of 100,000 shares of common stock with a warrant to purchase 35,000 shares of common stock. The option to purchase units expires in July 2008. The warrant is exercisable at any time through July 2008 at a price of $1.00 per common stock. The preferred stock was valued at $1.45 per share while the warrants were valued at $1.38 per share. At September 30, 2003, all of these options were outstanding.

Additionally the Company also issued a seven year warrant to purchase 118,151 shares of common stock at an exercise price of $1.00 per share to an investment fund in connection with the investment funds commitment to purchase Series A preferred stock for the amount of the difference between $5 million and the aggregate amount of money invested by all other investors in the financing.

During fiscal 2003, 5,000 shares of Series A preferred stock was converted to 50,000 shares of common stock. During fiscal 2002, 35,000 shares of Series A preferred stock was converted to 350,000 shares of common stock.

Common Stock

The following table summarizes shares of common stock reserved for future issuance by the Company:

September 30, 2003
Convertible redeemable preferred stock	4,610,000
1997 Stock Option Plan	3,629,662
Warrant agreements	2,136,988

10,376,650

In November 2000, the Company issued 376,865 shares of common stock and issued warrants to purchase 188,424 shares of common stock to a group of private investors, which included a director of the Company, for consideration of $1.2 million, net of issuance costs. Of these warrants, 38,458 were exercised in July 2001, 7,690 expired on August 8, 2001 and 67,293 expired on November 5, 2001.

Notify Technology Corporation

Notes to Financial Statements—(Continued)

On July 20, 2001, an additional 337,439 warrants to purchase common stock were issued under the anti-dilution terms of the November 2000 private placement. In June and August 2002, 147,085 of these warrants were exercised.

Warrants to Purchase Common Stock

At September 30, 2003, the Company had the following warrants outstanding:

•	Warrants to purchase 74,983 shares of common stock issued in the November 2000 private placement with an exercise price of $1.00 per share. The warrants expire on November 14, 2003.

•	Warrants to purchase 190,354 shares of common stock issued under the anti-dilution terms of the November 2000 private placement with an exercise price of $0.01 per share. The warrants expire on July 20, 2004.

•	Warrants to purchase 1,753,500 and 118,151 shares of common stock at an exercise price of $1.00 were issued in connection with the July 2001 private placement to the placement agent and an investment fund, respectively. The warrant to purchase 1,753,500 shares of common stock expires in July 2008 and the warrant to purchase 118,151 shares of common stock expires in May 2008. In connection with the private placement, the Company also agreed that if it issues additional equity instruments at a price per share less than $1.00, then the price and number of warrants shall be adjusted on a weighted-average basis.

1997 Stock Option Plan

In January 1997, the Company adopted the 1997 Stock Plan (the Plan), which provides for the granting of stock options to employees, officers, consultants, and directors of the Company. Stock options are granted at fair market value on the date of grant with terms of up to ten years. Under the Plan, a total of 3,629,662 shares of the Company’s common stock are reserved for issuance. Under the terms of these option grants, the options commence vesting upon the first anniversary of the date of employment and continue to vest ratably over the remainder of the four-year vesting period. Certain grants of options to employees after the initial grant of options to employees vest over three years. The following table summarizes stock option activity:

	Shares Available for Grant	Options Outstanding
		Number of Shares	Weighted- Average Price
Balance at September 30, 2001	765,940	1,613,722	$3.018
Authorized	750,000	—
Granted	(670,834)	670,834	$0.341
Cancelled	132,501	(132,501)	$2.207

Balance at September 30, 2002	977,607	2,152,055	$2.184
Authorized	500,000	—
Granted	(1,200,000)	1,200,000	$0.250
Cancelled	67,604	(67,604)	$3.364

Balance at September 30, 2003	345,211	3,284,451	$1.453

Notify Technology Corporation

Notes to Financial Statements—(Continued)

The following table summarizes outstanding and exercisable options at September 30, 2003:

	Options Outstanding		Options Exercisable
Exercise Prices	Number of Options Outstanding	Weighted- Average Remaining Life in Years	Number of Options Exercisable	Weighted- Average Exercise Prices
$0.250	1,200,000	9.85	32,500	$0.250
$0.320 – $0.690	586,042	8.07	415,671	$0.331
$0.800 – $0.906	15,144	6.13	13,707	$0.894
$1.600 – $2.375	1,053,000	7.74	839,313	$1.602
$2.750 – $3.875	188,890	6.90	175,412	$3.084
$6.125 – $7.656	32,000	6.01	30,939	$6.823
$8.813	209,375	6.39	203,645	$8.813

	3,284,451	8.37	1,711,187	$2.366

Escrow Securities

In connection with the Company’s initial public offering in August 1997, holders, who held Founders stock or who acquired the Company’s common stock in prior private offerings, agreed to place 1,233,870 of their shares into escrow. The securities were to be released to the holders in the event specified levels of pretax income are achieved for the years ending through September 30, 2003, or if the Company is acquired by or merged into another entity in a transaction in which shareholders receive a specified consideration. Any securities remaining in escrow on December 31, 2003 will be forfeited, which securities will then be contributed to the Company’s capital.

In the event that the securities in escrow are released, the Securities and Exchange Commission has adopted the position that the release of the securities in escrow to officers, directors, employees, and consultants of the Company will be compensatory and, accordingly, will result in compensation expense for financial reporting purposes. The expense will equal the fair value of the securities in escrow on the date of release and will result in a material charge to operations. At September 30, 2003, the Company had not attained any of the specified earnings or market price levels. Therefore, all escrowed securities are still being held in trust by the Company’s transfer agent.

9. Income Taxes

Due to operating losses, there is no provision for income taxes for 2003 or 2002. The expected statutory tax benefit of 34% is offset by the inability to recognize an income tax benefit from the net operating losses.

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company’s deferred tax assets for federal and state income taxes are as follows:

Year Ended September 30, 2003
Deferred tax assets:
Net operating loss carryforwards	$6,700,000
Research credit carryforwards	596,000
Capitalized research and development	229,000
Other temporary differences	165,000

Total deferred tax assets	7,690,000
Valuation allowance	(7,690,000)

Net deferred tax assets	$—

Notify Technology Corporation

Notes to Financial Statements—(Continued)

Realization of deferred tax assets is dependent on future earnings, if any, the timing and amount of which are uncertain. Accordingly, a valuation allowance in an amount equal to the net deferred tax asset has been established to reflect these uncertainties. The change in the valuation allowance was a net increase of $1,128,000 and $302,000 for fiscal years 2003 and 2002, respectively.

As of September 30, 2003, the Company had net operating loss carryforwards of approximately $18,000,000 and $5,000,000 for Federal and California tax purposes, which will expire in the years 2004 through 2023. As of September 30, 2003, the Company also had research and development tax credit carryforwards for federal and California tax purposes of approximately $382,000 and $264,000, respectively. The credits will expire in the years 2011 through 2023, if not utilized. Utilization of the net operating losses and tax credit carryforwards may be subject to a substantial annual limitation due to the ownership change limitations provided by the Internal Revenue Code of 1986, as amended, and similar state provisions. The annual limitation may result in the expiration of net operating losses and tax credit carryforwards before full utilization.

10. Industry Segment, Customer, and Geographic Information

The Company has one operating segment by which management evaluates performance. The Company sells its products within the United States primarily to long distance carriers, regional bell operating companies and local exchange carriers.

All of the Company’s long-lived assets are located in the United States.

11. Subsequent Events

In November 2003, the Company entered into a non-exclusive agreement with NCR Corporation (NCR) that allows the Company to offer certain product features on the Company’s Enterprise product that are covered under a patent held by NCR. The agreement requires the Company to pay NCR a quarterly royalty payment based on a percentage of the Company’s revenue on the Enterprise product or a minimum amount, whichever is greater. The agreement has a cap on the maximum royalty due over the life of the agreement subject to change in the event of a change in ownership of the Company. The Company may terminate the agreement if the product subject to the patent is no longer sold, subject to a termination penalty. The agreement expires when the patent expires.

EXHIBIT INDEX

3.1.1	Amended and Restated Articles of Incorporation of Registrant as filed with the Secretary of State of California on September 2, 1997. (incorporated herein by reference to Exhibit (3.2) to the Registrant’s Registration Statement on Form SB-2, Reg. No. 333-23369, filed on March 14, 1997)

3.1.2	Certificate of Amendment to the Registrant’s Articles of Incorporation as filed with the Secretary of State of California on March 3, 1998. (incorporated herein by reference to Exhibit (3.1.1) to the Registrant’s Quarterly Report on Form 10-QSB for the quarterly period ended June 30, 2001, filed on August 14, 2001)

3.1.3	Certificate of Amendment to the Registrant’s Articles of Incorporation as filed with the Secretary of State of California on July 12, 2001. (incorporated herein by reference to Exhibit (3.1.2) to the Registrant’s Quarterly Report on Form 10-QSB for the quarterly period ended June 30, 2001, filed on August 14, 2001)

3.1.4	Certificate of Determination, Preferences and Rights of Series A Preferred Stock as filed with the Secretary of State of California on July 13, 2001. (incorporated herein by reference to Exhibit (3.1) to the Registrant’s Current Report on Form 8-K, filed on July 23, 2001)

3.2	Amended and Restated Bylaws of Registrant. (incorporated herein by reference to Exhibit (3.2) to the Registrant’s Quarterly Report on Form 10-QSB for the quarterly period ended June 30, 2001, filed on August 14, 2001)

4.1.1	Form of Warrant Agreement. (incorporated herein by reference to Exhibit (4.1) to Amendment No. 1 to the Registrant’s Registration Statement on Form SB-2, Reg. No. 333-23369, filed on May 29, 1997)

4.1.2	First Amendment to Warrant Agreement dated as of July 10, 2002 by and among the Registrant, American Stock Transfer & Trust Company and D.H. Blair Investment Banking Corp. (incorporated herein by reference to Exhibit (4.1) to the Registrant’s Current Report on Form 8-K, filed on July 17, 2002)

4.2	Form of warrant issued to subscribers in connection with the Registrant’s July 2001 private placement. (incorporated herein by reference to Exhibit (4.1) to the Registrant’s Current Report on Form 8-K, filed on July 23, 2001)

4.3	Form of option issued to the placement agent in connection with the Registrant’s July 2001 private placement. (incorporated herein by reference to Exhibit (4.2) to the Registrant’s Current Report on Form 8-K, filed on July 23, 2001)

4.4	Form of warrant underlying the option issued to the placement agent in connection with the Registrant’s July 2001 private placement. (incorporated herein by reference to Exhibit (4.3) to the Registrant’s Current Report on Form 8-K, filed on July 23, 2001)

10.1.1	Employment Agreement dated as of August 1, 1997 between Registrant and Paul DePond. (incorporated herein by reference to Exhibit (10.1) to Amendment No. 2 to the Registrant’s Registration Statement on Form SB-2, Reg. No. 333-23369, filed on August 15, 1997)

10.1.2	Amendment No. 1 dated February 23, 2000 to Employment Agreement dated as of August 1, 1997 between Registrant and Paul DePond. (incorporated herein by reference to Exhibit (10.2) to Post-Effective Amendment No. 4 to the Registrant’s Registration Statement on Form SB-2, Reg. No. 333-23369, filed on April 18, 2000)

10.1.3	Amendment No. 2 dated June 29, 2001 to Employment Agreement dated as of August 1, 1997 between Registrant and Paul DePond, as amended by Amendment No. 1 to Employment Agreement dated as of February 23, 2000. (incorporated herein by reference to Exhibit (10.2) to the Registrant’s Quarterly Report on Form 10-QSB for the quarterly period ended June 30, 2001, filed on August 14, 2001)

10.1.4	Amendment No. 3 dated October 11, 2001 to Employment Agreement dated as of August 1, 1997 between Registrant and Paul DePond, as amended by Amendment No. 1 to Employment Agreement dated as of February 23, 2000 and Amendment No. 2 to Employment Agreement dated as of June 29, 2001. (incorporated herein by reference to Exhibit (10.4) to the Registrant’s Annual Report on Form 10-KSB for the annual period ended September 30, 2001, filed on December 28, 2001)

10.1.5	Amendment No. 4 dated April 21, 2003 to Employment Agreement dated as of August 1, 1997 between Registrant and Paul DePond, as amended by Amendment No. 1 to Employment Agreement dated as of February 23, 2000, Amendment No. 2 to Employment Agreement dated as of June 29, 2001 and Amendment No. 3 to Employment Agreement dated as of October 11, 2001 (incorporated by reference to Exhibit (10.2) to the Registrant’s Quarterly Report on Form 10-QSB for the quarterly period ended March 31, 2003, filed on May 14, 2003)

10.2	Amended Employment Agreement dated as of November 4, 2002 between Registrant and Gaylan Larson. (incorporated herein by reference to Exhibit (10.2) to Amendment No. 2 to the Registrant’s Annual Report on Form 10-KSB for the annual period ended September 30, 2002, filed on December 27, 2002)

10.3.1	Employment Agreement dated as of August 1, 1997 between Registrant and Gerald Rice. (incorporated herein by reference to Exhibit (10.3) to Amendment No. 2 to the Registrant’s Registration Statement on Form SB-2, Reg. No. 333-23369, filed on August 15, 1997)

10.3.2	Amendment No. 1 dated February 23, 2000 to Employment Agreement dated as of August 1, 1997 between Registrant and Gerald Rice. (incorporated herein by reference to Exhibit (10.6) to Post-Effective Amendment No. 4 to the Registrant’s Registration Statement on Form SB-2, Reg. No. 333-23369, filed on April 18, 2000)

10.3.3	Amendment No. 2 dated June 29, 2001 to Employment Agreement dated as of August 1, 1997 between Registrant and Gerald Rice, as amended by Amendment No. 1 to Employment Agreement dated as of February 23, 2000. (incorporated herein by reference to Exhibit (10.4) to the Registrant’s Quarterly Report on Form 10-QSB for the quarterly period ended June 30, 2001, filed on August 14, 2001)

10.3.4	Amendment No. 3 dated October 11, 2001 to Employment Agreement dated as of August 1, 1997 between Registrant and Gerald Rice, as amended by Amendment No. 1 to Employment Agreement dated as of February 23, 2000 and Amendment No. 2 to Employment Agreement dated as of June 29, 2001. (incorporated herein by reference to Exhibit (10.11) to the Registrant’s Annual Report on Form 10-KSB for the annual period ended September 30, 2001, filed on December 28, 2001)

10.3.5	Amendment No. 4 dated April 21, 2003 to Employment Agreement dated as of August 1, 1997 between Registrant and Gerald Rice, as amended by Amendment No. 1 to Employment Agreement dated as of February 23, 2000 and Amendment No. 2 to Employment Agreement dated as of June 29, 2001, and Amendment No. 3 to Employment Agreement dated as of October 11, 2001. (incorporated herein by reference to Exhibit (10.3) to the Registrant’s Quarterly Report on Form 10-QSB for the quarterly period ended March 31, 2003, filed on May 14, 2003)

10.4	Form of Indemnification Agreement. (incorporated herein by reference to Exhibit (10.5) to the Registrant’s Registration Statement on Form SB-2, Reg. No. 333-23369, filed on March 14, 1997)

10.5	Escrow Agreement by and between Registrant, the American Stock Transfer & Trust Company and certain security holders of the Registrant, as amended. (incorporated herein by reference to Exhibit (10.6) to Amendment No. 2 to the Registrant’s Registration Statement on Form SB-2, Reg. No. 333-23369, filed on August 15, 1997)

10.6	Registrant’s 1997 Stock Plan, as amended effective March 26, 2003, and form of stock option agreement. (incorporated by reference to Exhibit (4.1) to the Registrant’s Registration Statement on Form S-8 Reg. No. 333-108868, filed on September 17, 2003)

10.7+	Nonexclusive Technology License Agreement between Registrant and Active Voice Corporation dated April 30, 1997. (incorporated herein by reference to Exhibit (10.10) to Amendment No. 2 to the Registrant’s Registration Statement on Form SB-2, Reg. No. 333-23369, filed on August 15, 1997)

10.8.1	Securities Purchase Agreement dated as of March 4, 1999 between Registrant and David A. Brewer. (incorporated herein by reference to Exhibit (10.11) to Post-Effective Amendment No. 3 to the Registrant’s Registration Statement on Form SB-2, Reg. No. 333-23369, filed on April 2, 1999)

10.8.2	Amendment No. 1 dated October 7, 1999 to Securities Purchase Agreement dated as of March 4, 1999 between Registrant and David Brewer. (incorporated herein by reference to Exhibit (10.12) to the Registrant’s Annual Report on Form 10-KSB for the fiscal year ended September 30, 1999, filed on December 28, 1999)

10.8.3	Amendment No. 2 dated October 26, 2000 to Securities Purchase Agreement dated as of March 4, 1999 and as amended on October 7, 1999 between Registrant and David Brewer. (incorporated herein by reference to Exhibit (10.14) to the Registrant’s Annual Report on Form 10-KSB for the fiscal year ended September 30, 2000, filed on December 29, 2000)

10.9	Securities Purchase Agreement dated November 8, 2000 by and among the Registrant and the purchasers listed on Exhibit A thereto. (incorporated herein by reference to Exhibit (10.17) to the Registrant’s Annual Report on Form 10-KSB for the fiscal year ended September 30, 2000, filed on December 29, 2000)

10.10	Registration Rights Agreement, dated as of July 20, 2001 by and among the Registrant and the subscribers set forth therein. (incorporated herein by reference to Exhibit (10.1) to the Registrant’s Current Report on Form 8-K, filed on July 23, 2001)

10.11	Form of Registration Rights Agreement, dated as of July 20, 2001 by and among the Registrant and Commonwealth Associates, L.P. (incorporated herein by reference to Exhibit (10.2) to the Registrant’s Current Report on Form 8-K, filed on July 23, 2001)

10.12.1	Voice Mail Services Agreement, dated as of February 8, 2002, by and between the Registrant and AT&T Corp. (incorporated by reference to Exhibit (10.1) to the Registrant’s Quarterly Report on Form 10-QSB for the quarterly period ended March 30, 2002, filed on May 15, 2002)

10.12.2	First Amendment to the Voice Mail Services Agreement, dated as of February 8, 2003, by and between the Registrant and AT&T Corp. (incorporated herein by reference to Exhibit (10.1) to the Registrant’s Quarterly Report on Form 10-QSB for the quarterly period ended March 31, 2003, filed on May 14, 2003)

10.13	Master Purchase Order Assignment Agreement, dated as of September 13, 2002, by and between Transcap Trade Finance and the Registrant (incorporated by reference to Exhibit (10.16) to the Registrant’s Annual Report on Form 10-KSB for the fiscal year ended September 30, 2002)

10.14	Lease, dated as of March 20, 2003 by and among Registrant, and Ching C. Poon and Jenny M. Poon

10.15	Lease, dated as of October 3, 2001 by and between Registrant and Colbur Tech, LLC

14.1	Code of Ethics for Principal Executive and Senior Financial Officers

23.1	Consent of Burr Pilger & Mayer LLP, Independent Auditors

23.2	Consent of Ernst & Young LLP, Independent Auditors

24.1	Power of Attorney (see page 25)

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

+	Confidential treatment has been granted with respect to portions of these exhibits.