Form 10KSB/A
period 2003-09-30
NOTIFY TECHNOLOGY CORP
filed 2004-01-28
CIK 1031980

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-KSB/A

(Amendment No. 1)

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

Units

Common Stock

Class A Warrants

Check whether the issuer (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Check if no disclosure of delinquent filers in response to Item 405 of Regulation S-B is contained in this form, and no disclosure will be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB.    ☐

State issuer’s revenues for its most recent fiscal year. $8,340,750

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the Registrant, based upon the closing sale price of the Common Stock on December 3, 2003, was approximately $839,539. Shares of Common Stock held by officers and directors and their affiliated entities have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily conclusive for other purposes.

The number of shares outstanding of Registrant’s common stock, $0.001 par value at September 30, 2003 was 5,833,670 shares.

Transitional Small Business Disclosure Format (check one):    Yes  ☐    No  ☒

This report on Form 10-KSB/A (Amendment No. 1) is being filed to disclose those items previously omitted from Part III of the Annual Report on Form 10-KSB, filed by Notify Technology Corporation, a California corporation, on December 29, 2003, in compliance with General Instruction E.3. to Form 10-KSB.

ITEM 9. Directors, Executive Officers and Key Employees, Promoters and Control Persons; Compliance With Section 16(a) of the Exchange Act

Directors

Our directors and their ages as of September 30, 2003 are as follows:

Name of Nominee	Age	Position
Paul F. DePond	50	President, Chief Executive Officer and Chairman of the Board of Directors of the Company
Michael K. Ballard(1)(2)	48	Director
Harold S. Blue	42	Director
David A. Brewer(1)(2)	51	Director
Andrew H. Plevin(1)(2)	40	Director
Inder Tallur	39	Director

(1)	Member of the audit committee of the board of directors.
(2)	Member of the compensation committee of the board of directors.

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

Michael K. Ballard has served as one of our directors since January 1995. Mr. Ballard is currently serving as VP Finance and CFO at FoodSwing Inc. a private label specialty food producer based in Nyack, NY. Since September 1996, Mr. Ballard has also been the President of Savannah Chanelle Vineyards, Inc. and since 1998, Mr. Ballard has been a partner of Aragon Ventures LLC, a private equity investment firm. From September 1999 to November 2000, he served as President and Chief Executive Officer of e-lingo Corporation, an Internet translation infrastructure company, and from June 1996 to October 1997, he served as a Division Director for Cisco Systems, Inc.

Harold S. Blue has served as one of our directors since July 2001. Mr. Blue has been a partner of Commonwealth Group Holding, Inc., an investment and merchant bank, since January 2001, and has served as its President since January 2002. From February 1993 to December 2000, Mr. Blue served as Chairman and CEO of ProxyMed, Inc., a healthcare information systems company. From 1990 to 1993, Mr. Blue was founder and CEO of Health Services, Inc., a physician practice management company, which was sold to InPhyNet Medical Management, Inc. From 1984 to 1988, Mr. Blue was the founder and President of Best Generics, a generic pharmaceutical distributor, which was sold to IVAX Corporation in 1988 at which time Mr. Blue joined IVAX as a director. From 1979 to 1984 he was the founder and CEO of Budget Drugs, a pharmacy chain in South Florida. In addition to being a director of the Company, Mr. Blue serves on the Board of Directors of EB2B Commerce, Inc., and Commonwealth Group Holding, Inc., which is the general partner of Commonwealth Associates, L.P. Mr. Blue was nominated for election to, and serves on the Board of Directors pursuant to provisions of that certain placement agency agreement between the Company and Commonwealth Associates, L.P., dated as of April 25, 2001 and amended as of July 11, 2001. The provision provides that Commonwealth Associates, L.P. shall have the right to designate two directors of the Company’s Board of Directors until less than 100,000 shares of the Company’s Series A Preferred Stock sold in the Company’s July 2001 private placement are outstanding.

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

Andrew H. Plevin has served as one of our directors since February 1998. Since September 2000, he has served as managing partner of Carnegie Hill Venture Partners, a private equity investment firm. From November 1997 to August 2000, Mr. Plevin served as President, Chief Executive Officer and Chief Financial Officer of Core Software Technology, Inc.

Inder Tallur has served as one of our directors since November 2003. He is a Partner of ComVest Investment Partners. Mr. Tallur joined Commonwealth in 1995 and was Director of Research for four years, following the internet and e-commerce sectors. Prior to Commonwealth, he spent five years in the telecommunications and computer industry with companies including Digital Equipment Corporation and HCL-HP India, a subsidiary of Hewlett Packard. Mr. Tallur received a BE in electronics from Visvesvaraya Regional College of Engineering, Nagpur, India in 1987. He also received an MBA from Tulane University’s A.B. Freeman School of Business in 1994 and an MS in finance from Boston College in 1995. Mr. Tallur was nominated for election to, and serves on the Board of Directors pursuant to provisions of that certain placement agency agreement between the Company and Commonwealth Associates, L.P. dated as of April 25, 2001 and amended as of July 11, 2001. The provision provides that Commonwealth Associates, L.P. shall have the right to designate two directors of the Company’s Board of Directors until less than 100,000 shares of the Company’s Series A Preferred Stock sold in the Company’s July 2001 private placement are outstanding.

All directors are elected annually and serve until the next annual meeting of shareholders or until the election and qualification of their successors. All executive officers serve at the discretion of our board of directors. There are no family relationship between any of our directors or executive officers.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”) requires the Company’s executive officers and directors and persons who own more than ten percent of a registered class of the Company’s equity securities to file an initial report of ownership on Form 3 and changes in ownership on Form 4 or 5 with the Securities and Exchange Commission (the “SEC”) and the National Association of Securities Dealers, Inc. Executive officers, directors and greater than ten percent shareholders are also required by SEC rules to furnish the Company with copies of all Section 16(a) forms they file. Based solely on its review of copies of such forms received by it, or written representations from certain reporting persons, the Company believes that during the fiscal year ended September 30, 2003 all filing requirements applicable to its officers, directors and ten percent shareholders were fulfilled, except for the delinquent filings noted below.

Paul DePond and Gaylan Larson, were each delinquent in the filing of their respective Form 4s relating to an option to purchase common stock granted to each of the named individuals.

ITEM 10. Executive Compensation

The following table sets forth information for the three most recently completed fiscal years concerning the compensation of (i) the Chief Executive Officer and (ii) all other executive officers of the Company who earned over $100,000 in salary and bonus in the fiscal year ended September 30, 2003 (together the “Named Executive Officers”).

Summary Compensation Table

					Long-Term Compensation			All Other Compensation ($)(1)
					Awards		Payouts
	Annual Compensation				Restricted Stock Awards ($)	Securities Underlying Options (#)	LTIP Payouts ($)
Name and Principal Position	Year	Salary ($)	Bonus ($)	Other Annual Compensation ($)
Paul F. DePond Chief Executive Officer	2003 2002 2001	$224,485 208,284 184,424	$ 10,000 22,500 —	— — —	— — —	400,000 150,000 650,000	— — —	$15,046 12,001 8,993
Gaylan I. Larson(2) Vice President, Operations	2003 2002 2001	$121,238 90,837 102,633	$ 7,500 10,000 —	— — —	— — —	125,000 50,000 200,000	— — —	$16,983 11,251 12,787
Gerald W. Rice Chief Financial Officer	2003 2002 2001	$165,576 150,653 134,573	$ 7,500 —	— — —	— — —	125,000 50,000 160,000	— — —	$16,934 9,840 11,237
Rhonda Chicone-Shick Vice President, R&D	2003 2002 2001	$100,375 98,193 77,176	$ 2,500 —	— — —	— — —	150,000 50,000 150,000	— — —	$1,756 1,047 2,186

(1)	Represents payments of health insurance premiums on behalf of the Named Executive Officers.
(2)	Mr. Larson works on a part-time basis.

The following tables set forth certain information for the Named Executive Officers with respect to grants and exercises in fiscal 2003 of options to purchase Common Stock of the Company:

Option Grants in Last Fiscal Year

Name	Number of Securities Underlying Options Granted (#)	% of Total Options Granted to Employees in Fiscal Year	Exercise or Base Price ($/Sh)	Expiration Date
Paul F. DePond	400,000	33.0%	$0.25	8/5/13
Gaylan I. Larson	125,000	10.4%	$0.25	8/5/13
Gerald W. Rice	125,000	10.4%	$0.25	8/5/13
Rhonda Chicone-Shick	150,000	12.5%	$0.25	8/5/13

Aggregated Option Exercises in Last Fiscal Year and Fiscal Year End Option Values

	Shares Acquired on Exercise (#)	Value Realized ($)	Number of Securities Underlying Unexercised Options at Fiscal Year End (#)		Value of Unexercised In-the-Money Options at Fiscal Year End ($)
Name			Exercisable	Unexercisable	Exercisable	Unexercisable
Paul F. DePond	—	—	681,944	568,056	11,111	388,889
Gaylan I. Larson	—	—	260,416	164,594	3,472	121,528
Gerald W. Rice	—	—	220,416	164,584	3,472	121,528
Rhonda Chicone-Shick	—	—	171,320	203,680	4,167	145,833

Director Compensation

Our directors do not currently receive any cash compensation for service on the board of directors of any committee thereof. Directors are eligible for option grants under our 1997 Stock Plan. During the fiscal year ended September 30, 2003, no directors received option grants.

Employment Agreements and Change-in-Control Arrangements

In December 1996, we entered into an employment agreement with Paul F. DePond. The agreement, as amended from time to time, provided for an initial base annual salary of $130,000, which subsequently increased to $150,000 thirteen months following our initial public offering, to $175,000 in February 2000, to $200,000 in October 2001 and to $225,000 in January 2003. Mr. DePond is eligible for a $50,000 bonus contingent upon our attainment of certain performance milestones.

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

In December 1996, we entered into an employment agreement with Mr. Rice that provided for an initial base annual salary of $105,000. Mr. Rice’s base salary increased to $130,000 in February 2000, to $150,000 October 2001 and to $170,000 in January 2003. Under the agreement, Mr. Rice is eligible to receive annual bonuses based on an earnings target approved by our Board of Directors. In November 2002, we entered into an employment agreement with Mr. Larson that provides that Mr. Larson will be paid an initial base annual salary of $96,000 and that Mr. Larson will work a minimum of 24 hours per week.

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

The foregoing agreements define a “change in control” as (i) the acquisition of more than 30% of our voting securities by any person or group; (ii) a change in a majority of our Board of Directors occurring within a two year period; or (iii) the approval by our shareholders of a transaction which would result in a transfer of more than 50% of our voting power provided, however, that a public offering of our common stock does not constitute a change in control. The agreements define “cause” as an act of dishonesty in connection with employment; a conviction of a felony that will detrimentally affect our reputation or business; willful and gross misconduct injurious to us; and continued and willful failure to perform duties. The agreements define “disability” as the inability to perform duties under the agreement due to mental or physical illness determined to be total and permanent by a physician.

ITEM 11. Security Ownership of Certain Beneficial Owners and Management

The following tables set forth certain information regarding beneficial ownership of our common stock and our Series A Preferred Stock as of January 1, 2004, by (i) each person or entity who is known by us to own beneficially more than 5% of the outstanding shares of that class of our stock, (ii) each of our directors, (iii) each of the executive officers, and (iv) all directors and executive officers as a group.

These tables are based on information provided to us or filed with the SEC by our directors, executive officers and principal shareholders. Unless otherwise indicated, the address for each shareholder listed in the following tables is c/o Notify Technology Corporation, 1054 S. De Anza Blvd., Suite 105, San Jose, California 95129.

Common Stock

	Common Shares Beneficially Owned
Name and Address of Beneficial Owner	Number(1)	Percentage(1)
Michael S. Falk(2) c/o Commonwealth Associates, L.P. 830 Third Avenue New York, NY 10022	2,990,434	39.4%
ComVest Management LLC(3) c/o Commonwealth Associates, L.P. 830 Third Avenue New York, NY 10022	2,357,801	33.9
ComVest Venture Partners, LP(4) c/o Commonwealth Associates, L.P. 830 Third Avenue New York, NY 10022	2,357,801	33.9
David A. Brewer(5)	1,232,801	26.5
Robert Priddy(6) c/o Commonwealth Associates, L.P. 830 Third Avenue New York, NY 10022	1,350,000	22.7
RMC Capital, LLC(7) c/o Commonwealth Associates, L.P. 830 Third Avenue New York, NY 10022	1,350,000	22.7
Paul F. DePond(8)	1,146,217	18.0
Commonwealth Associates Management Company, Inc.(9) c/o Commonwealth Associates, L.P. 830 Third Avenue New York, NY 10022	483,421	9.5
Commonwealth Associates, L.P.(10) 830 Third Avenue New York, NY 10022	483,421	9.5
Gaylan I. Larson(11)	370,618	7.6
Andrew Plevin(12)	160,736	3.5
Gerald W. Rice(13)	283,814	5.8
Rhonda Chicone-Shick(14)	241,180	5.0
Michael Ballard(15)	124,781	2.7
Harold S. Blue(16)	49,915	1.1
Inder Tallur	—	*
All directors and executive officers as a group (9 persons)	3,415,238	53.1

*	less than 1%
(1)	Applicable percentage of ownership is based on 4,599,800 shares of our common stock outstanding as of January 1, 2004, together with applicable options, warrants or convertible Series A Preferred Stock for such shareholder. Beneficial ownership is determined in accordance with the rules of the Securities Exchange Commission, and includes voting and investment power with respect to shares. Shares of common stock (i) issuable upon exercise of options or warrants that are currently exercisable or are exercisable within 60 days after January 1, 2004, or (ii) issuable upon conversion of Series A Preferred Stock that is currently convertible or is convertible within 60 days after January 1, 2004, are deemed outstanding for purposes of computing the percentage ownership of the person holding such options, warrants or Series A Preferred Stock, but are not deemed outstanding for computing the percentage of any other shareholder.
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
(3)	Consists of 2,357,801 shares issuable to ComVest Venture Partners, LP. ComVest Management LLC is the general partner of ComVest Venture Partners, LP and shares voting and dispositive power over the shares held by ComVest Venture Partners, LP.
(4)	Consists of (i) 608,151 shares issuable upon exercise of warrants, (ii) 1,400,000 shares issuable upon conversion of 140,000 shares of Series A Preferred Stock and (iii) 349,650 shares issuable upon the conversion and exercise of the Series A Preferred Stock and warrants that are issuable upon exercise of an option to purchase 2.59 Preferred Units.
(5)	Includes (i) 40,000 shares issuable upon exercise of options, (ii) 7,201 shares of common stock owned by New Madrone Fund, Inc., of which Mr. Brewer is a shareholder and (iii) 3,500 shares of common stock issuable upon exercise of warrants owned by JEB Associates, of which Mr. Brewer is a shareholder.
(6)	Includes 1,350,000 shares issuable to RMC Capital, LLC. Mr. Priddy is a manager of RMC Capital, LLC and shares voting and dispositive power over these shares.
(7)	Includes 1,000,000 shares issuable upon conversion of 100,000 shares of Series A Preferred Stock and 350,000 shares issuable upon exercise of warrants.
(8)	Includes 827,778 shares issuable upon exercise of options.
(9)	Consists of 483,421 shares issuable to Commonwealth Associates, L.P. Commonwealth Associates Management Company, Inc. is the general partner of Commonwealth Associates, L.P. and shares voting and dispositive power over the shares held by Commonwealth Associates, L.P.
(10)	Includes 483,421 shares issuable upon the conversion and exercise of the Series A Preferred Stock and warrants that are issuable upon the exercise of an option to purchase 3.580907 Preferred Units.
(11)	Includes 298,611 shares issuable upon exercise of options.
(12)	Includes 50,000 shares issuable upon exercise of options.
(13)	Includes 258,611 shares issuable upon exercise of options.
(14)	Includes 241,180 shares issuable upon exercise of options.
(15)	Includes 60,000 shares issuable upon exercise of options.
(16)	Includes 43,248 shares issuable upon the conversion and exercise of the Series A Preferred Stock and warrants that are issuable upon the exercise of an option to purchase 0.320367 Preferred Units. Also includes 6,667 shares issuable upon exercise of options.

Series A Preferred Stock

	Shares of Series A Preferred Stock Beneficially Owned
Name and Address of Beneficial Owner	Number(1)	Percentage(1)
Michael S. Falk(2) c/o Commonwealth Associates, L.P. 830 Third Avenue New York, NY 10022	212,761	39.5%
ComVest Management LLC(3) c/o Commonwealth Associates, L.P. 830 Third Avenue New York, NY 10022	165,900	33.7
ComVest Venture Partners, LP(4) c/o Commonwealth Associates, L.P. 830 Third Avenue New York, NY 10022	165,900	33.7
Robert Priddy(5) c/o Commonwealth Associates, L.P. 830 Third Avenue New York, NY 10022	100,000	21.5
RMC Capital, LLC c/o Commonwealth Associates, L.P. 830 Third Avenue New York, NY 10022	100,000	21.5

	Shares of Series A Preferred Stock Beneficially Owned
Name and Address of Beneficial Owner	Number(1)	Percentage(1)
Commonwealth Associates Management Company, Inc.(6) c/o Commonwealth Associates, L.P. 830 Third Avenue New York, NY 10022	35,809	7.1
Commonwealth Associates, L.P.(7) 830 Third Avenue New York, NY 10022	35,809	7.1
Harold S. Blue(8)	3,203	*
David A. Brewer	—	—
Paul F. DePond	—	—
Gaylan I. Larson	—	—
Andrew Plevin	—	—
Gerald W. Rice	—	—
Michael Ballard	—	—
Inder Tallur	—	—
All directors and executive officers as a group (9 persons)	3,203	*

*	less than 1%
(1)	Applicable percentage of ownership is based on 461,000 shares of Series A Preferred Stock outstanding as of January 1, 2004, together with applicable warrants for such shareholder. Beneficial ownership is determined in accordance with the rules of the Securities Exchange Commission, and includes voting and investment power with respect to shares. Shares of Series A Preferred Stock issuable upon exercise of options that are currently exercisable or are exercisable within 60 days after January 1, 2004, are deemed outstanding for purposes of computing the percentage ownership of the person holding such options, but are not deemed outstanding for computing the percentage of any other shareholder.
(2)	Consists of (i) 140,000 shares held by ComVest Venture Partners, LP, (ii) 25,900 shares issuable to ComVest Venture Partners, LP, (iii) 35,809 shares issuable to Commonwealth Associates, L.P. and (iv) 11,052 shares issuable to Mr. Falk upon exercise of an option. Mr. Falk is a manager of ComVest Management LLC, which is the general partner of ComVest Venture Partners, LP, and a director of Commonwealth Associates Management Company, Inc., which is the general partner of Commonwealth Associates, L.P. Mr. Falk shares voting and dispositive power over the shares held by ComVest Venture Partners, LP and Commonwealth Associates, L.P.
(3)	Consists of 140,000 shares held by ComVest Venture Partners and 25,900 shares issuable to ComVest Venture Partners, LP. ComVest Management LLC is the general partner of ComVest Venture Partners, LP and shares voting and dispositive power over the shares held by ComVest Venture Partners, LP.
(4)	Includes 25,900 shares issuable upon the exercise of an option.
(5)	Consists of 1,000,000 shares held by RMC Capital, LLC. Mr. Priddy is a manager of RMC Capital, LLC and shares voting and dispositive power over these shares.
(6)	Consists of 35,809 shares issuable to Commonwealth Associates, L.P. Commonwealth Associates Management Company, Inc. is the general partner of Commonwealth Associates, L.P. and shares voting and dispositive power over the shares held by Commonwealth Associates, L.P.
(7)	Consists of 35,809 shares issuable upon the exercise of an option.
(8)	Consists of 3,203 shares issuable upon the exercise of an option.

Equity Compensation Plan Information

The following table sets forth information with respect to our 1997 Stock Plan as of September 30, 2003.

	(a)	(b)	(c)
	Number of Securities to be Issued upon Exercise of Outstanding Warrants, Warrants and Rights	Weighted-Average Exercise Price of Outstanding Options, Warrants and Rights	Number of Securities Remaining Available or Future Issuance under Equity Compensation Plans (Excluding Securities Reflected in Column (a))
Equity compensation plans approved by security holders	3,294,451	$2.366	335,211
Equity compensation plans not approved by security holders	N/A	N/A	N/A

Total	3,294,451	$2.366	335,211

ITEM 12. Certain Relationships and Related Transactions

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

On July 20, 2001, 337,439 warrants were issued under the anti-dilution terms of the November 2000 private placement. 147,085 of these warrants were exercised in the period June 2002 through August 2002. 190,354 anti-dilution warrants with an exercise price of $0.01 are outstanding and expire on July 20, 2004. The remaining 74,983 three-year warrants issued with the November 2000 private placement expired on November 14, 2003.

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

Holders of our outstanding Series A Preferred Stock have the right to require us to redeem any unconverted shares of Series A Preferred Stock at any time and from time to time during the period from July 20, 2003 to July 25, 2004. The per share redemption price is $10.00 plus any accrued dividends. Subject to certain limitations set forth below, we have the option to pay the redemption price in cash or in shares of our common stock. If all holders of outstanding Series A preferred as of June 30, 2003 elected to redeem, the aggregate redemption price would total $4,610,000. The holders of Series A Preferred Stock have the option to receive the redemption price in cash or in shares of our common stock; provided, however, that we are not obligated to pay the redemption price in cash unless our Board of Directors unanimously approves such payment in cash, If all holders of outstanding Series A Preferred as of June 30, 2003 elected to redeem, the aggregate redemption price would total $4,610,000. If we fail to pay the entire redemption price far a cash redemption that is unanimously approved by our Board of Directors, the redemption price will be increased by five percent (5%) for each thirty (30) day period (and for a pro rata percentage for any portion thereof) during which we fail to make such payment, subject to certain periods during which we can cure our default.

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

We agreed to prepare and file with the Securities and Exchange Commission a registration statement covering the resale of the shares of common stock underlying all securities issued in connection with the financing. Also, we agreed to appoint two designees of Commonwealth Associates, L.P. to our Board of Directors and caused the authorized number of directors on our Board of Directors to be no greater than six at the 2003 shareholders meeting. Messrs. Harold S. Blue and Inder Tallur are Commonwealth Associates’ designees to our Board of Directors. We have covenanted to provide Commonwealth Associates, L.P. with (i) finder’s fees in connection with certain future financings, (ii) observation rights of members of our Board of Directors and (iii) membership rights to committees of the Board of Directors.

We believe that all of the transactions set forth above were made on terms no less favorable to us than could have been obtained from unaffiliated third parties.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, duly authorized, in the City of San Jose, California, on the 27 day of January, 2004.

NOTIFY TECHNOLOGY CORPORATION

Dated: January 27, 2004	By:	/s/ PAUL F. DEPOND

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

Signature	Title	Date

/s/ PAUL DEPOND Paul DePond	President, Chief Executive Officer and Chairman (Principal Executive Officer)	January 27, 2004

/s/ GERALD RICE* Gerald Rice	Chief Financial Officer (Principal Financial and Accounting Officer)	January 27, 2004

/s/ MICHAEL BALLARD* Michael Ballard	Director	January 27, 2004

/s/ DAVID BREWER* David Brewer	Director	January27, 2004

/s/ ANDREW PLEVIN* Andrew Plevin	Director	January 27, 2004

/s/ HAROLD BLUE* Harold Blue	Director	January 27, 2004

/s/ INDER TALLUR* Inder Tallur	Director	January 27, 2004

*By: /s/ PAUL DEPOND Paul DePond, Attorney-in-Fact