Form 10QSB
period 2003-12-31
NOTIFY TECHNOLOGY CORP
filed 2004-02-12
CIK 1031980

U. S. Securities and Exchange Commission

Washington, D.C. 20549

FORM 10-QSB

(Mark One)

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended December 31, 2003

or

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

Yes ☒ No ☐

As of December 31, 2003 there were 5,833,678 shares of Common Stock outstanding.

Transitional Small Business Disclosure Format

Yes ☐ No ☒

PART I. FINANCIAL INFORMATION (unaudited)

Item 1.	Financial Statements

NOTIFY TECHNOLOGY CORPORATION

CONDENSED BALANCE SHEETS

	December 31, 2003	September 30, 2003
	(unaudited)	(1)
Assets
Current assets:
Cash and cash equivalents	$1,136,255	$556,805
Restricted cash	3,100	436,000
Accounts receivable	262,768	528,927
Other current assets	72,898	101,406

Total current assets	1,475,021	1,623,138
Property and equipment, net	218,612	247,168

Total assets	$1,693,633	$1,870,306

Liabilities and shareholders’ equity
Current liabilities:
Short term borrowings	$—	$162,750
Current portion of capital lease obligations	13,931	13,725
Accounts payable	34,999	108,948
Accrued payroll and related liabilities	140,172	141,792
Deferred revenue	711,445	438,137
Customer advances	371,442	417,786
Other accrued liabilities	132,465	160,050

Total current liabilities	1,404,454	1,443,388
Long term portion of capital lease obligations	27,633	31,195

Total liabilities	1,432,087	1,474,583

Shareholders’ equity:
Preferred stock	993,742	993,742
Common stock	5,834	5,834
Additional paid-in capital	21,816,474	21,816,474
Accumulated deficit	(22,554,504)	(22,420,327)

Total shareholders’ equity	261,546	395,723

Total liabilities and shareholders’ equity	$1,693,633	$1,870,306

(1)	The information in this column was derived from our audited condensed financial statements for the year ended September 30, 2003

See accompanying notes to unaudited condensed financial statements

NOTIFY TECHNOLOGY CORPORATION

CONDENSED STATEMENTS OF OPERATIONS

	Three-Month Periods Ended December 31,
	2003	2002
	(Unaudited)
Revenue:
Product revenue	$331,996	$1,989,390
Service revenue	421,718	254,884
Royalty revenue	48,035	18,200

Total revenue	801,749	2,262,474

Cost of revenue:
Product cost	205,319	1,511,289
Service cost	50,719	89,412

Total cost of revenue	256,038	1,600,701

Gross profit	545,711	661,773

Operating expenses:
Research and development	220,993	247,809
Sales and marketing	142,931	110,553
General and administrative	307,078	364,378

Total operating expenses	671,002	722,740

Loss from operations	(125,291)	(60,967)
Interest expense and other, net	8,886	37,569

Net loss	$(134,177)	$(98,536)

Basic and diluted net loss per share	$(0.03)	$(0.02)
Weighted average shares outstanding	4,599,800	4,549,808

See accompanying notes to unaudited condensed financial statements

NOTIFY TECHNOLOGY CORPORATION

CONDENSED STATEMENTS OF CASH FLOWS

	Three-Month Periods Ended December 31,
	2003	2002
	(Unaudited)
Cash flows used in operating activities:
Net loss	$(134,177)	$(98,536)
Adjustments to reconcile net loss to cash used in Operating activities:
Depreciation and amortization	28,727	24,461
Loss from the sale of property and equipment	6,080	—
Changes in operating assets and activities:
Accounts receivable	266,159	(802,304)
Inventories	—	366,311
Pre-paid inventory	—	(292,750)
Other current assets	28,508	6,864
Accounts payable	(73,949)	(351,439)
Deferred revenue	273,308	6,494
Other accrued liabilities	(75,749)	78,503

Net cash provided by (used in) operating activities	318,907	(1,062,396)

Cash flows used in investing activities:
Purchase of property and equipment	(9,251)	(87,660)
Proceeds from the sale of fixed assets	3,000
Decrease in restricted cash	432,900	351,300

Net cash provided by investing activities	426,649	263,640

Cash flows provided by financing activities:
Net proceeds from (payments on) short term borrowings	(162,750)	488,250
Payments on capital lease	(3,356)	—

Net cash (used in) provided by financing activities	(166,106)	488,250

Net increase (decrease) in cash and cash equivalents	579,450	(310,506)
Cash and cash equivalents at beginning of period	556,805	526,656

Cash and cash equivalents at end of period	$1,136,255	$216,150

See accompanying notes to unaudited condensed financial statements

NOTIFY TECHNOLOGY CORPORATION

NOTES TO THE CONDENSED FINANCIAL STATEMENTS (Unaudited)

1.	BASIS OF PRESENTATION

The accompanying unaudited condensed financial statements of Notify Technology Corporation (referred to as “the company”, “we”, “us” and “our” unless the context otherwise requires) have been prepared in accordance with generally accepted accounting principles generally accepted in the United States of America for interim financial information and the instructions of Regulation S-B Item 310(b) and Article 10 of Regulation S-X. The condensed financial statements included herein are unaudited but include all adjustments (consisting only of normal recurring adjustments), which we consider necessary for a fair presentation of the financial position at such date and the operating results and cash flows for those periods. Although we believe that the disclosures in these financial statements are adequate to make the information presented not misleading, certain information normally included in financial statements and related footnotes prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission. The accompanying financial statements should be read in conjunction with the financial statements and notes thereto included in our Annual Report on Form 10-KSB for the year ended September 30, 2003.

Results for any interim period are not necessarily indicative of results for any other interim period or for the entire year.

2.	GOING CONCERN

Due to our present financial condition, our current stage of research and development of new product and our business plans, there is substantial doubt as to our ability to continue as a going concern. To date, our NotifyLink product line is only beginning to contribute revenue and our Visual Got Mail Solution sales are highly concentrated in one customer. The success of our business operations will depend upon our ability to obtain further financing until such time, if ever, as there is favorable market acceptance for our new wireless software products. It is not possible for us to predict with assurance the outcome of these matters. If we are unable to obtain further financing and profitable operations from our new software wireless products, then our business will fail.

3.	LIQUIDITY AND CAPITAL RESOURCES

During fiscal 2001, we financed our operations through a combination of existing cash balances, the sale of common stock, the sale of preferred stock and the proceeds from the exercise of warrants and options. During fiscal 2002 and fiscal 2003, we financed our operations through a combination of gross margin from sales of product and services and existing cash balances. Our ability to fund our recurring losses from operations depends upon the success of our wireline Visual Got Mail Solution and the success in our wireless products designed for wireless e-mail notification and wireless e-mail notification market solutions, and raising other sources of financing. Our NotifyLink product revenue is just emerging and we are uncertain of the rate of its growth, if any. We believe that our existing cash balances are sufficient to fund our operations through at least June 30, 2004. However, to fund our operations beyond June 30, 2004, we will need to raise additional funds or reduce our level of spending. There is no assurance that we will be successful in acquiring or raising these additional funds or reducing expenses sufficiently.

4.	NET LOSS PER SHARE

Options to purchase 3,333,667 and 2,140,952 shares of common stock and warrants to purchase 2,062,005 and 4,161,988 were outstanding at December 31, 2003 and 2002, respectively, but were not included in the computation of diluted net loss per share as the effect would be anti-dilutive.

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

	Three Months Ended December 31
	2003	2002
Net loss as reported	$(134,177)	$(98,536)
Add: Stock-based employee compensation expense included in reported net loss, net of related tax effects	—	—
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(162,397)	(323,363)

Pro forma net loss	$(296,574)	$(421,899)

	2003	2002
Earnings per share basic and diluted:
As reported	$(0.03)	$(0.02)
Pro forma	$(0.06)	$(0.09)

6.	PRODUCT WARRANTY

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

Warranty accrual, September 30, 2003	$17,057
Charged to cost of sales	2,019
Actual warranty expenditures	(8,559)

Warranty accrual, December 31, 2003	$10,517

NOTIFY TECHNOLOGY CORPORATION

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

FORWARD LOOKING STATEMENTS

This Quarterly Report on Form 10-QSB contains forward-looking statements within the meaning of section 27A of the Securities Act of 1933, as amended, and section 21E of the Securities Exchange Act of 1934, as amended. In addition, we may from time to time make oral forward-looking statements. These statements may generally be identified by the use of such words as “expect,” “anticipate,” “believe,” “intend,” “plan,” “will,” or “shall,” and include, but are not necessarily limited to, all of the statements marked in this Form 10-QSB with an asterisk (“*”). These forward-looking statements are based on current expectations and entail various risks and uncertainties. Our actual results could differ materially from those anticipated in these forward-looking statements as a result of a number of factors, including those set forth below under “Risk Factors.” When reading the sections titled “Results of Operations” and “Financial Condition,” you should also read our unaudited condensed financial statements and related notes included elsewhere herein, our annual report on Form 10-KSB for the year ended September 30, 2003, and the section below entitled “Risk Factors.” We disclaim any obligation to update any forward-looking statements as a result of developments occurring after the date of this Quarterly Report.

RESULTS OF OPERATIONS

Three-Month Periods Ended December 31, 2003 and 2002

Revenue

Revenue consists of net revenue from the sale of service revenue related to the Visual Got Mail Solution, telephony equipment, NotifyLink revenue and royalty revenue. We recognize service revenue on a straight-line basis over the period of the service agreement, revenue on sales of telephony products when the product is delivered, title has transferred, and no obligations remain. Revenue from royalty agreements is recognized on receipt of payment.

Revenue for the three-month period ended December 31, 2003 decreased to $801,749 from $2,262,474 for the three-month period ended December 31, 2002. Revenue decreased from the previous year primarily due to the drop in Customer Premise Equipment (CPE) and fulfillment revenue resulting from our primary customer changing from a giveaway program in June 2003 to a program that sold the CPE to new voice mail customers. We also discontinued the Centrex Receptionist in July of fiscal 2003, as the market was very small. Offsetting these decreases was an increase in our NotifyLink sales to $75,282 in the three-month period ended December 31, 2003 compared to $12,129 in the same period of fiscal 2002.

The Visual Got Mail Solution allows competitive providers of local telephone service to offer voice mail, including message notification, to local telephone customers without relying on a stutter dial tone or FSK signaling provided by the incumbent telephone company. The Visual Got Mail Solution consists of a hardware product, based on our Call Manager product, that provides a visual indication that a telephone customer has received a voice message and a subscription service, operated by us, which links the hardware product to the competitive provider’s voice mail platform. We sell the hardware product and related fulfillment services to the provider and also receive from the provider a monthly fee for each active voice mail user for providing the subscription service. For the three-month period ending December 31, 2003, revenue from our Visual Got Mail Solution was $657,865. During the three-month period ending December 31, 2002, we sold $2,153,812 in Visual Got Mail Solution product and services.

Of the $657,865 of revenue generated from our Visual Got Mail Solution, monthly service fees from the Visual Got Mail Solution end user accounts that were active during the quarter represented $389,605. This monthly service fee is an ongoing revenue stream as long as each end user is an active Voice Mail customer. The Visual Got Mail Solution is being sold to a single customer and our contract is subject to renewal so we anticipate that we will continue to experience substantial variances in quarterly revenue.

NOTIFY TECHNOLOGY CORPORATION

Our new wireless NotifyLink products have sold more strongly in the period ended December 31, 2003 but only consists of 9% of our total revenue. However, we are encouraged by the increase to date and have decided to continue our investment in the product on both a sales and research and development level.

Revenue for the three-month period ended December 31, 2003 includes royalty revenue of $48,035 from our multi-sense/stutter-dial patent compared to $18,200 for the three-month period ended December 31, 2002. The level of royalty revenue varies from period to period based on the level of third party activity. The payment received in the period ended December 31, 2003, included a $39,688 nonrecurring royalty payment and does not accurately reflect current patent use. The level of royalty activity has declined in the last twelve months and has been reflected in decreasing royalty revenues. There is no assurance that our multi-sense/stutter-dial technology will continue to be used so that we may continue to collect royalty income.

We sell our products in the United States primarily to 2way wireless carriers, long distance telephone carriers and directly to business users. The Visual Got Mail Solution, NotifyLink, royalty, and Centrex Receptionist revenue accounted for 79%, 9%, 6% and 1%, respectively, of total revenue in the three-month period ended December 31, 2003. Revenue from our Visual Got Mail Solution, NotifyLink, royalty, and Centrex Receptionist revenue accounted for 95%, 1%, 1% and 2%, respectively of total revenues in the three-month period ended December 31, 2002. Sales to telephone companies were 81% and 97% of total revenue for the three-month periods ended December 31, 2003 and 2002, respectively. 81% of our revenue is concentrated in one customer although the remaining sales are spread out into many different customers.

At December 31, 2003, $493,000 of our deferred revenue is related to the CPE portion of the Visual Got Mail Solution where title has transferred to our customer but the CPE has not been delivered. The combined revenue of the CPE and fulfillment is recognized as delivery occurs. $211,000 of the deferred revenue is related to NotifyLink where revenue is recognized over the period of customer service obligation. The remaining $8,000 of the deferred revenue is related to Centrex Receptionist service contracts that are being recognized over the period of each service agreement.

Cost of Revenue

Cost of revenue consists primarily of the cost to manufacture our products and the postal costs associated with our fulfillment service. Cost of revenue decreased to $256,038 in the three-month period ended December 31, 2003 from $1,600,701 for the three-month period ended December 31, 2002. This decrease was the result of lower sales of the Visual Got Mail Solution CPE during the three-month period ended December 31, 2003 resulting from our primary customer changing from a giveaway program in June 2003 to a program that sold the CPE to new voice mail customers.

Our gross margin increased to 68.1% in the three-month period ended December 31, 2003 compared to a gross margin of 29.2% in the three-month period ended December 31, 2002. The increase occurred because the period ended December 31, 2003 contained a high concentration of service sales and the period ended December 31, 2002 contained a high volume of low margin CPE sales. The NotifyLink sales contributed to the high margin mix due to the lower costs associated with this product. The royalty income, which was greater than typically recognized for the reasons described above, has no cost of sales associated with it thereby increasing the gross margin.

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

Research and development

Research and development expenses consist primarily of personnel costs and support expenses. Research and development expenses decreased to $220,993 for the three-month period ended December 31, 2003 from $247,809 for the three-month period ended December 31, 2002. This decrease reflects the decrease in our California staff that supported our wireline effort. The primary focus of our development continues to be in the NotifyLink product area. Although we have reduced our spending in this area, we expect to

NOTIFY TECHNOLOGY CORPORATION

continue investing in this area of research and development. There can be no assurance that the market will accept these products.

Sales and marketing

Sales and marketing expense consists primarily of personnel, travel costs and sales commissions related to our sales effort of the NotifyLink product line. Sales and marketing costs increased to $142,931 for the three-month period ended December 31, 2003 from $110,553 for the three-month period ended December 31, 2002. This increase is primarily the result of personnel additions. We have expanded our NotifyLink product sales effort using an internal sales force and our Visual Got Mail Solution relationship is maintained by our executive level staff.

We anticipate that sales and marketing expenses will increase in future quarters as we hire additional sales and customer support personnel and attempt to expand our existing and create new distribution channels.

General and administrative

General and administrative expense consists of general management and finance personnel costs, occupancy costs, professional fees and other general corporate expenses. General and administrative expenses decreased to $307,078 for the three-month period ended December 31, 2003 from $364,378 for the three-month period ended December 31, 2002. The decrease was due to reduced lease costs and reduced audit expense.

We expect that general and administrative expense may increase in future quarters as the requirements of being a public company conforming to the Sarbanes-Oxley Act unfold.

LIQUIDITY AND CAPITAL RESOURCES

During fiscal 2003 and the first quarter of fiscal 2004, we financed our operations through a combination of gross margin from sales of product and services and existing cash balances. Our ability to fund our recurring losses from operations depends upon the continuation of the current Visual Got Mail Solution program, our success in the wireless e-mail notification and wireless e-mail notification market solutions, and/or raising other sources of financing. We had a backlog of 136,000 Visual Got Mail Solution units as of December 31, 2003 for our Visual Got Mail Solution, which we expect to fulfill at a rate determined by the success of our customer’s sales program. We believe that our existing cash balances are sufficient to fund our operations through at least June 30, 2004. However, to fund our operations beyond June 30, 2004, we will need to raise additional funds or reduce our level of spending. In October 2002, we entered into a credit facility arrangement of $750,000 that will allow us to continue to purchase our Visual Got Mail Solution inventory, but is not intended to fund operations through September, 30 2004.

Holders of our outstanding Series A Preferred Stock have the right to require us to redeem any unconverted shares of Series A Preferred Stock at any time and from time to time during the period from July 20, 2003 to July 25, 2004. The per share redemption price is $10.00 plus any accrued dividends. Subject to certain limitations, we have the option to pay the redemption price in cash or in shares of our common stock. If all holders of outstanding Series A Preferred Stock as of December 31, 2003 elected to redeem, the aggregate redemption price would total $4,610,000. We do not currently have sufficient cash resources to satisfy any redemption request from preferred shareholders, and any such redemption request would have a material adverse effect on our business, operations, and financial condition. If we pay the redemption price in shares of our common stock, we are required to register the shares with the Securities and Exchange Commission (SEC), and there can be no assurances that the SEC will declare the registration statement effective in the time period required to avoid additional penalties, if at all. In any event, we expect that any redemption election by preferred shareholders would require our Board of Directors to consider various strategic alternatives, including bankruptcy or recapitalizations that could adversely affect the rights of our existing shareholders.

At December 31, 2003, we had cash and cash equivalents of $1,136,255 and restricted cash of $3,100 as compared to cash and cash equivalents of $556,805 and restricted cash of $436,000 at September

NOTIFY TECHNOLOGY CORPORATION

30, 2003. The increase in cash and cash equivalents during the period was largely attributable to the release of restricted cash held by our bank and collections of accounts receivable. Although our cash and cash equivalents increased between September and December 2003, our working capital decreased from $179,750 to $70,567 at December 31, 2003.

Until fiscal 2003, we financed our operations primarily through sales of equity and debt securities and bank lines of credit. In the three-month period ended December 31, 2003 we had a net cash inflow of $318,907 versus net cash used in operating activities in the three-month period ended December 31, 2002 of $1,062,396. The net cash inflow in operations in the three-month period ended December 31, 2003 consisted primarily of the net loss of $134,177 and decreases in accounts payable of $73,949 and other accrued liabilities of $75,749 offset by a decrease in accounts receivable of $266,159 due to a reduction of inbound CPE shipments billable to our primary customer and an increase of $273,308 in deferred revenue representing CPE receivables being received faster than shipment demands for the Visual Got Mail Solution program. We anticipate that we will have a negative cash flow from operating activities in future quarters and years.

Net cash used in investing activities was an inflow of $426,649 and $263,640 for the three-month periods ended December 31, 2003 and 2002, respectively. The net cash inflow is due to decreases in restricted cash of $432,900 and $351,300, for the three-month periods ended December 31, 2003 and 2002, respectively, partially offset by purchases of property and equipment of $9,251 and $87,660, respectively. The restricted cash was used to purchase inventory and we reduced purchases of inventory at the end of the 2003 fiscal year as the demand for the CPE portion of our Visual Got Mail Solution decreased.

Short-term Borrowings

In September 2002, we entered into a purchase order assignment agreement with a financial institution that allows for the assignment of purchase orders up to $750,000. Borrowings bear interest at 4% above the prime rate plus a set up fee of 2.75% and a daily maintenance fee of 0.09166% and are collateralized by substantially all of our assets. Borrowings are repaid either directly by our customers or by us upon receipt of payment from customers. At December 31, 2003, the outstanding balance under this agreement was zero and the amount available was $750,000. This agreement is for an initial term of twelve months and will continue thereafter for successive twelve months renewal terms unless either party terminates the agreement.

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

Most of our Revenue is Derived from the Sale of a Single Solution to a Single Customer

Revenue from our Visual Got Mail Solution accounted for 79% and 83% of the three-month period ending December 31, 2003 and 2002, respectively. Also, the sale of our Visual Got Mail Solution was to a single long distance telephone company providing local telephone services. As we cannot assume that the sales from our NotifyLink services will increase significantly in the near term and our single customer for the Visual Got Mail Solution has recently reduced their program, we expect our revenue for at least the next two quarters and possibly longer will be largely dependent on the level of the reduced sales volume of the Visual Got Mail Solution and the associated monthly fees. Although as of December 31, 2003, we had a backlog of approximately $2,200,000 in orders from this customer, there can be no assurance that we will receive additional orders from this customer.

Our customer implemented a proposed program change on schedule and, as of June 2, 2003, they changed the program from giving away to every new voice mail customer the CPE portion of the Visual Got Mail Solution free of charge to selling the CPE to each new customer resulting in a drop in sales volume of the Visual Got Mail Solution. We have experienced a substantial drop in CPE shipments as a result. In

NOTIFY TECHNOLOGY CORPORATION

addition, a significant portion of our revenue in the three-month period ended December 31, 2003 is related to the Visual Got Mail Solution fulfillment and subscription services. If this customer continues to sell the CPE to its customers at the lower rate, our revenue, operating profit and financial condition will continue to be materially adversely affected. In addition, this customer could at any time decide to decrease its sales efforts with respect to local telephone service, cease to promote or provide voice mail services or use an alternative to our Visual Got Mail Solution. In such an event, we would have no alternative distribution channel for our Visual Got Mail Solution and our revenue, operating results and financial condition would be materially adversely affected.

Because of Our Financial Condition and Our Business Plans, Our Financial Statements Disclose That There is Substantial Doubt as to Our Ability to Continue as a Going Concern and Accordingly Our Business Has a High Risk of Failure

We are currently researching and developing new products and enhancements to existing products. Due to our present financial condition and our business plans, there is substantial doubt as to our ability to continue as a going concern. To date, our NotifyLink product line has only started to provide significant contributions to our revenues and our Visual Got Mail Solution sales are highly concentrated in one customer. The success of our business operations will depend upon our ability to obtain further financing until such time, if ever, as there is favorable market acceptance for our new wireless software products. It is not possible for us to predict with assurance the outcome of these matters. If we are unable to obtain further financing and profitable operations from our new software wireless products, then our business will fail.

We Have a Limited Operating History and a History of Losses, Moreover, There is No Assurance of Future Profitability

We commenced operations in August 1994 and through January 1996 were engaged primarily in research and development. We made a decision in January 2000 to develop and sell software applications for the 2way wireless data market. Accordingly, we have a limited operating history, and we face all of the risks and uncertainties encountered by early-stage companies. For the fiscal years ended September 30, 2003, 2002, 2001, 2000, 1999, and 1998, we incurred net losses of $1,741,752, $6,844,612, $3,337,612, $3,526,452, $3,123,284 and $2,617,561 respectively. We incurred a net loss of $134,177 for the three-month period ended December 31, 2003. As of December 31, 2003, we had an accumulated deficit of $22,554,504 and working capital of $70,567. We anticipate having a negative cash flow from operating activities in future quarters and years. We also expect to incur further operating losses in future quarters and years until such time, if ever, as there is a substantial increase in orders for our products and product sales generating sufficient revenue to fund our continuing operations. There can be no assurance that sales of our products will ever generate significant revenue, that we will ever generate positive cash flow from our operations or that we will attain or thereafter sustain profitability in any future period.

Exercise of redemption rights by our preferred shareholders would have a material adverse effect on our financial condition as well as our business and operations.

Holders of our outstanding Series A Preferred Stock have the right to require us to redeem any unconverted shares of Series A Preferred Stock at any time and from time to time during the period from July 20, 2003 to July 25, 2004. The per share redemption price is $10.00 plus any accrued dividends. The holders of Series A Preferred Stock have the option to receive the redemption price in cash or in shares of our common stock; provided, however, that we are not obligated to pay the redemption price in cash unless our Board of Directors unanimously approves such payment in cash. If all holders of outstanding Series A Preferred as of December 31, 2003 elected to redeem, the aggregate redemption price would total $4,610,000. If we fail to pay the entire redemption price for a cash redemption that is unanimously approved by our Board of Directors, the redemption price will be increased by five percent (5%) for each thirty (30) day period (and for a pro rata percentage for any portion thereof) during which we fail to make such payment, subject to certain periods during which we can cure our default.

If the holders of Series A Preferred Stock choose to receive the redemption price in shares of common stock, each holder of Series A Preferred Stock requesting redemption will receive that number of

NOTIFY TECHNOLOGY CORPORATION

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

NOTIFY TECHNOLOGY CORPORATION

We May Be Unable to Generate the Capital Necessary to Support Our Planned Level of Research and Development Activities or to Manufacture and Market Our Products

At December 31, 2003, we had an accumulated deficit of $22,554,504 and incurred a net loss of $134,177 for the three-month period ended December 31, 2003. Our working capital at that date was only $70,567. Our recently developed products will need to attain favorable market acceptance in order for us to be able to continue our research and development activities and to fund operating expenses at current levels. We discontinued our Centrex Receptionist product line in July 2003 as the demand was so small and we reduced our headcount by two employees associated with the service associated with the Centrex Receptionist. Regardless, because our NotifyLink wireless product line has only started to contribute to our revenues to date, the success of our business operations will depend upon our ability to obtain further financing until such time, if ever, as there is favorable market acceptance for our new wireless software products. Obtaining additional financing will be subject to a number of factors including market conditions, investor acceptance of our business plan, and investor sentiment. These factors may make the timing, amount, terms and conditions of additional financing unattractive or unavailable to us. If we are unable to raise additional financing, we will have to significantly reduce our spending, delay or cancel planned activities or substantially change our current corporate structure. In such an event, we intend to implement expense reduction plans in a timely manner. However, these actions would have material adverse effects on our business, results of operations, and prospects, resulting in a possible failure of our business.

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

Our Products May Not Be Accepted

We sold our first Centrex Receptionist in March 1998, the first Call Manager product in April 1999, and announced the first sales of our e-mail version of our Visual Got Mail products in November 1999. We also announced the launch of our new NotifyLink web based service and our NotifyLink Desktop products in November 2000 followed by the introduction of our voice mail version of our Visual Got Mail Solution in April 2001. To date, we have received only limited revenue from the sale of these products. While we have

NOTIFY TECHNOLOGY CORPORATION

experienced some success with our Visual Got Mail Solution in fiscal 2002 and fiscal 2003, we are limited by having only one customer and we now expect CPE sales to be substantially less in 2004 as a result of that customer’s decision to convert from a giveaway program to its customers to a sales program. We also believe that our wireless products are commercially viable, but developing products for the consumer and business marketplaces is inherently difficult and uncertain. We do not believe our sales to date are sufficient to determine whether or not there is meaningful consumer or business demand for our products.

We intend to devote resources to sales and marketing efforts of the NotifyLink product line and to promote general consumer and business interest in our products. There can be no assurance that such efforts will be successful or that significant market demand for our products will ever develop.

We Depend on Limited Number of Potential Customers and Need to Develop Marketing Channels

Currently, our Voice Mail notification CPE and service revenue is highly dependant on one customer. Also, we participate in informal referral arrangements with several wireless carriers, 2way wireless device manufacturers and one net ware company for the sale of our NotifyLink products and services where our products assist in the sale of their products. We have a limited direct sales force to sell our NotifyLink products and services to eventual users and we rely upon both formal and informal referral arrangements to provide leads for our NotifyLink Enterprise products. To date, most of our referral arrangements are informal and we will receive referrals only to the extent that our referral partners successfully refer our products and services to potential users. There can be no assurance that we will ever sell our NotifyLink products and services to end users or that we will ever receive any referrals from our informal arrangements. Our Enterprise solution product is relatively new and sales are in an early growth stage.

Although we have sold significant quantities of our Call Manager as part of our Visual Got Mail Solution, we are highly dependant on one customer. We have discontinued our traditional Call Manager and Centrex Receptionist products. To date, we have sold our Visual Got Mail Solution product to one long distance telephone company. If we fail to maintain a significant relationship with this current customer, our business and operating results would be materially adversely affected.

We are expanding our distribution channels for our wireless products by participating in industry events, training programs for telephone and wireless carrier sales representatives and presenting at Novell® Groupwise® user meetings across the United States. We also have limited international sales as opportunities present themselves. Our management will need to expend time and effort to develop these channels. We are also changing our customer profile from volume sales to a limited number of large customers to relatively small sales to a large number of individual customers and we have begun expanding our internal sales force in response. Because our marketing efforts have been largely focused on developing relationships for wireline products, our management has had only limited experience in selling wireless with the new customer profile. We may not be able to adapt our traditional marketing and distribution programs to expand our distribution channels and any marketing efforts undertaken by or on behalf of us may not be successful.

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

NOTIFY TECHNOLOGY CORPORATION

reliable operation will be an important purchase consideration for both our consumer and business customers. A failure by us to detect and prevent a design flaw or a widespread product defect could materially adversely affect the sales of the affected product and our other products and materially adversely affect our business, financial condition and operating results.

We Face Significant Competition

We believe the market for our wireless products is highly competitive and that competition is likely to intensify. In the market for wireless e-mail notification and management software, we indirectly compete with Research In Motion Limited, Consilient Technologies Corp., Infowave Software, Inc, Wireless Knowledge, Extended Systems, Synchrologic, Visto and Good Technology. Our Visual Got Mail Solution indirectly competes with a single alternate Voice Mail notification service offered only by Local Exchange Carriers. Some of these companies have greater financial, technical and marketing resources than we do. In addition, there are several companies with substantially greater technical, financial and marketing resources than we have that could produce competing products. These companies include wireless software providers such as Consilient Technologies Corp., Infowave Software, Inc, Wireless Knowledge, Extended Systems, Synchrologic, Visto and Good Technology. We expect that to the extent that the market for our products develops, competition will intensify and new competitors will enter the market. We may not be able to compete successfully against existing and new competitors as the market for our products evolves and the level of competition increases. A failure to compete successfully against existing and new competitors would materially adversely affect our business and results of operations.

Delisting from the Nasdaq SmallCap Market May Affect the Liquidity of Our Trading Market and the Market Price of Our Common Stock

Since September 4, 2002, our common stock has been quoted on the Over-the-Counter Bulletin Board. Our shareholders could find it difficult to dispose of or to obtain accurate quotations as to the market value of, our common stock. In addition, delisting may make our common stock ineligible for use as, or make our common stock substantially less attractive as, collateral for margin and purpose loans, for investment by financial institutions under their internal policies or state legal investment laws, as consideration in the financing of future acquisitions of businesses or assets by us, and for issuance by us in future capital raising transactions any of which could cause the market price of our common stock to decrease. Delisting subjects our common stock to the “penny stock rules” contained in Section 15(g) of the Securities Exchange Act of 1934.

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

In November 2003, NCR Corporation and Notify Technology Corporation entered into a non-exclusive license agreement that allows us to offer certain product features on our enterprise product that are covered by a patent held by NCR. This agreement requires a royalty payment on all enterprise revenue subject to the patent.

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

NOTIFY TECHNOLOGY CORPORATION

Our Stock Price May be Volatile

The market price for our common stock may be affected by a number of factors, including the announcement of new products or product enhancements by us or our competitors, the loss of services of one or more of our executive officers or other key employees, actual or anticipated fluctuations in our or our competitors’ results of operations, changes in earnings estimates, developments in our industry, sales or the perception in the market of possible sales of substantial numbers of shares of our common stock by our directors, officers, employees or principal shareholders, general market conditions and other factors, including factors unrelated to our operating performance or the operating performance of our competitors. In addition, stock prices for many companies in the technology sector have experienced wide fluctuations that have often been unrelated to the operating performances of these companies. These factors and fluctuations, as well as general economic, political and market conditions, such as recessions, may materially adversely affect the market price of our common stock.

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

Sales of Outstanding Shares May Hurt Our Stock Price

The market price for our common stock could fall substantially if our shareholders sell large amounts of our common stock. Potential future sales of our common stock include the following:

•	We have registered for resale 7,782,820 shares of common stock that underly our outstanding Series A preferred stock and warrants will be registered for resale in the public market.

•	David Brewer holds 1,161,600 shares of common stock.

•	Various investors hold 535,538 shares of common stock and warrants to purchase 190,354 shares of common stock that we have agreed to register for resale.

NOTIFY TECHNOLOGY CORPORATION

Outstanding Options and Warrants May Dilute Current Shareholders or Prevent Us from Receiving Financing

The following options and warrants to purchase our common stock were outstanding as of December 31, 2003:

•	Options to purchase 3,333,667 shares of common stock and 295,995 additional shares of our common stock reserved for issuance under our 1997 Stock Plan;

•	warrants to purchase 190,354 shares of common stock at a price of $0.01 per share issued to various prior investors as an anti-dilution adjustment to our issuance of securities in our July 2001 private placement;

•	warrants to purchase an aggregate of 1,871,651 shares of common stock at a price per share of $1.00 issued in connection with our July 2001 private placement; and

•	options to purchase an aggregate of 9.2685 units at a price per unit of $100,000, each unit consisting of shares of Series A Preferred Stock convertible into an aggregate of 100,000 shares of common stock and a warrant to purchase 35,000 shares of common stock issued to the placement agent in our July 2001 private placement.

The exercise of these options and warrants may dilute our current shareholders. In addition, holders of these options and warrants may exercise them at a time when we would otherwise be able to obtain additional equity capital on terms more favorable to us. Moreover, while these options and warrants are outstanding, our ability to obtain financing on favorable terms may be adversely affected.

Item 3.	Controls and Procedures

(a)	Evaluation of Disclosure Controls and Procedures.

Our chief executive officer and our chief financial officer, after evaluating our disclosure controls and procedures (as defined in the rules and regulation of the Securities and Exchange Commission under the Securities Exchange Act of 1934 (the “Exchange Act”) as of the end of the period covered by this Quarterly Report on Form 10-QSB, have concluded that as of the such date, our disclosure controls and procedures were effective to ensure that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms.

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

During the period covered by the Quarterly Report on Form 10-QSB, there were no significant changes in our internal controls over financial reporting or in other factors that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

PART II. OTHER INFORMATION

Item 6.	Exhibits and Reports on Form 8-K

(a)	Exhibits:

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

NOTIFY TECHNOLOGY CORPORATION

32.1	Certification of Chief Executive Officer and Chief Financial Officer under Section 906 of the Sarbanes-Oxley Act of 2002

(b)	Reports on Form 8-K

No reports on Form 8-K were filed during the period.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

NOTIFY TECHNOLOGY CORPORATION

Dated: February 12, 2004

/s/ Gerald W. Rice

Chief Financial Officer (Principal Financial and Accounting Officer)