Form 10QSB
period 2004-03-31
NOTIFY TECHNOLOGY CORP
filed 2004-05-14
CIK 1031980

U. S. Securities and Exchange Commission

Washington, D.C. 20549

FORM 10-QSB

(Mark One)

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2004

or

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

Yes ☒      No ☐

As of March 31, 2004 there were 4,593,995 shares of Common Stock outstanding.

Transitional Small Business Disclosure Format

Yes ☐      No ☒

PART I. FINANCIAL INFORMATION (unaudited)

Item 1.	Financial Statements

NOTIFY TECHNOLOGY CORPORATION

CONDENSED BALANCE SHEETS

	March 31, 2004	September 30, 2003
	(unaudited)	(1)
Assets
Current assets:
Cash and cash equivalents	$1,098,154	$556,805
Restricted cash	3,100	436,000
Accounts receivable, net	362,456	528,927
Other current assets	57,580	101,406

Total current assets	1,521,290	1,623,138
Property and equipment, net	199,831	247,168

Total assets	$1,721,121	$1,870,306

Liabilities and shareholders’ equity (deficit)
Current liabilities:
Short term borrowings	$—	$162,750
Current portion of capital lease obligations	14,142	13,725
Accounts payable	91,443	108,948
Accrued payroll and related liabilities	232,538	141,792
Deferred revenue	894,569	438,137
Customer advances	361,427	417,986
Other accrued liabilities	146,308	160,050

Total current liabilities	1,740,427	1,443,388
Long term portion of capital lease obligations	24,018	31,195

Total liabilities	1,764,445	1,474,583

Shareholders’ equity (deficit):
Preferred stock	993,742	993,742
Common stock	4,594	5,834
Additional paid-in capital	21,817,714	21,816,474
Accumulated deficit	(22,859,374)	(22,420,327)

Total shareholders’ equity (deficit)	(43,324)	395,723

Total liabilities and shareholders’ equity (deficit)	$1,721,121	$1,870,306

(1)	The information in this column was derived from our audited financial statements for the year ended September 30, 2003

See accompanying notes to unaudited condensed financial statements

NOTIFY TECHNOLOGY CORPORATION

CONDENSED STATEMENTS OF OPERATIONS

	Three-Month Periods Ended March 31,		Six-Month Periods Ended March 31,
	2004	2003	2004	2003
	(Unaudited)		(Unaudited)
Revenue:
Product revenue	$344,962	$2,637,448	$676,958	$4,626,838
Service revenue	466,919	298,746	888,637	553,630
Royalty revenue	6,940	8,395	54,975	26,595

Total revenue	818,821	2,944,589	1,620,570	5,207,063

Cost of Revenue:
Product cost	138,937	2,021,581	344,256	3,532,870
Service cost	50,624	659,559	101,343	748,971

Total cost of sales	189,561	2,681,140	445,599	4,281,841

Gross profit	629,260	263,449	1,174,971	925,222

Operating expenses:
Research and development	254,069	227,942	475,062	475,751
Sales and marketing	236,243	118,409	379,174	228,962
General and administrative	443,266	447,608	750,344	811,986

Total operating expenses	933,578	793,959	1,604,580	1,516,699

Loss from operations	(304,318)	(530,510)	(429,609)	(591,477)
Other (income) and expense, net	552	39,243	9,438	76,812

Net loss	$(304,870)	$(569,753)	$(439,047)	$(668,289)

Basic and diluted net loss per share	$(0.07)	$(0.13)	$(0.10)	$(0.15)
Weighted average shares outstanding	4,593,995	4,549,808	4,596,917	4,549,808

See accompanying notes to unaudited condensed financial statements

NOTIFY TECHNOLOGY CORPORATION

CONDENSED STATEMENTS OF CASH FLOWS

	Six-Month Periods Ended March 31,
	2004	2003
	(Unaudited)
Cash flows used in operating activities:
Net loss	$(439,047)	$(668,289)
Adjustments to reconcile net loss to cash provided by (used in) operating activities:
Depreciation and amortization	56,547	52,659
Loss from the sale of property and equipment	6,080	—
Changes in operating assets and activities:
Accounts receivable	166,471	(22,522)
Inventories	—	372,837
Pre-paid inventory	—	(534,150)
Other current assets	43,826	(21,352)
Accounts payable	(17,505)	(278,215)
Deferred revenue	456,432	(89,419)
Other accrued liabilities	20,445	592,370

Net cash provided by (used in) operating activities	293,249	(596,081)

Cash flows used in investing activities:
Purchase of property and equipment	(18,290)	(139,211)
Proceeds from the sale of fixed assets	3,000	—
Decrease in restricted cash	432,900	351,300

Net cash provided by investing activities	417,610	212,089

Cash flows provided by (used by) financing activities:
Net proceeds from (payments on) short term borrowings	(162,750)	436,170
Payments on capital lease	(6,760)	—

Net cash (used in) provided by financing activities	(169,510)	436,170

Net increase in cash and cash equivalents	541,349	52,178
Cash and cash equivalents at beginning of period	556,805	526,656

Cash and cash equivalents at end of period	$1,098,154	$578,834

See accompanying notes to unaudited condensed financial statements

NOTIFY TECHNOLOGY CORPORATION

NOTES TO THE CONDENSED FINANCIAL STATEMENTS (Unaudited)

1.	BASIS OF PRESENTATION

The accompanying unaudited condensed financial statements of Notify Technology Corporation (referred to as “the company”, “we”, “us” and “our” unless the context otherwise requires) have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and the instructions of Regulation S-B Item 310(b) and Article 10 of Regulation S-X. The condensed financial statements included herein are unaudited but include all adjustments (consisting only of normal recurring adjustments), which we consider necessary for a fair presentation of the financial position at such date and the operating results and cash flows for those periods. Although we believe that the disclosures in these financial statements are adequate to make the information presented not misleading, certain information normally included in financial statements and related footnotes prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission (SEC). The accompanying financial statements should be read in conjunction with the financial statements and notes thereto included in our Annual Report on Form 10-KSB for the year ended September 30, 2003.

Results for any interim period are not necessarily indicative of results for any other interim period or for the entire year.

2.	GOING CONCERN

Due to our present financial condition and the risks associated with our business plans, there is substantial doubt as to our ability to continue as a going concern. We are currently researching and developing new products and enhancements to existing products. We are investing substantial resources in the development of our wireless product, NotifyLink. Our NotifyLink product line is in a growth stage and although starting to contribute to our revenues, the contribution to date has been modest. Our Visual Got Mail Solution sales are highly concentrated to one customer, which changed its program in June 2003 in a manner that has had an adverse effect on our revenues related to CPE sales. The success of our business operations will depend on the success of our sales and development efforts for NotifyLink and on our ability to obtain further financing until such time, if ever, as there is favorable market acceptance for our new wireless software products. It is not possible for us to predict with assurance the outcome of these matters. If we are unable to achieve profitable operations from our new software wireless products or obtain further financing as required, then our business will fail.

3.	LIQUIDITY AND CAPITAL RESOURCES

During fiscal 2003 and the first quarter of fiscal 2004, we financed our operations through a combination of gross profit from sales of product and services and existing cash balances. Our ability to fund our recurring losses from operations depends upon the continuation of the current Visual Got Mail Solution program (including our ability to continue to realize recurring service revenues), our success in the wireless e-mail notification and wireless e-mail notification market solutions, and/or raising other sources of financing. We had a backlog of 127,000 Visual Got Mail Solution units as of March 31, 2004 for our Visual Got Mail Solution, which we expect to fulfill at a rate determined by the success of our customer’s sales program. We believe that our existing cash balances are sufficient to fund our operations through at least September 30, 2004. However, to fund our operations beyond September 30, 2004, we will need to continue to grow our current level of revenue, raise additional funds or adjust downward our level of spending. In October 2002, we entered into a credit facility arrangement of $750,000, as described below, that will allow us to continue to purchase our Visual Got Mail Solution inventory, but it is not intended or available to fund any other operating activities.

The increase in our NotifyLink revenues has impacted our cash and working capital. We sell our NotifyLink products on a twelve-month prepaid contract basis where the revenue is recognized over the twelve-month contract obligation even though we invoice the contract in the first month. Consequently, we

NOTIFY TECHNOLOGY CORPORATION

record the unrecognized obligation in deferred revenue. Since the sales expense is incurred at the time of sale, deferred revenue can grow faster than cash if we experience growth in the revenues of the NotifyLink product and thereby increase liability balances. The portion of deferred revenue representing NotifyLink contract obligations has increased from $104,000 on September 2003 to $425,000 on March 31, 2004. In addition, on January 1, 2004, we instituted a non-refundable one-time server fee upon signing a contract that is recognized immediately and does not affect deferred revenue. This change in price structure partially accounts for the increase in the revenue contribution of NotifyLink in the three-month period ended March 31, 2004.

In the event we require additional capital, we cannot predict whether we will be able to obtain financing on commercially reasonable terms, if at all. Any future financings may take the form of debt or equity securities or a combination of debt and equity, including convertible notes or warrants. Our ability to obtain additional financing may be limited by the rights of our current security holders and lenders. In particular, the lender under our $750,000 inventory credit facility has a blanket security interest in substantially all our assets, including our intellectual property rights. Any subsequent investor may not be willing to invest absent a release and termination of this lien, and our lender may not be willing to provide such a release. Finally, holders of our Series A preferred stock have certain preferential rights that could affect our ability to obtain financing and the terms of any financing. In particular, we cannot authorize any equity security that would be senior to the Series A preferred stock unless we obtain the consent of holders of a majority of our Series A preferred stock. Such consent may be more difficult to obtain if any new investor requires rights and preferences to our outstanding preferred stock. As a result of the foregoing, in the event we are required to obtain additional financing, we cannot predict whether we could successfully conclude a financing with any new investors. In any event, we expect that any additional financing could result in substantial dilution of the equity and voting interests of our current shareholders and, based on any applicable liquidation preferences and similar terms, could further subordinate the economic interests of our common shareholders in connection with any liquidation of Notify, including merger or acquisition transactions.

Holders of our outstanding Series A preferred stock have the right to require us to redeem any unconverted shares of Series A preferred stock at any time and from time to time during the period from July 20, 2003 to July 25, 2004. The per share redemption price is $10.00 plus any accrued dividends. The holders of Series A preferred stock have the option to receive the redemption price in cash or in shares of our common stock, but we are not obligated to pay the redemption in cash unless our board of directors unanimously approves such payment in cash. If all holders of outstanding Series A preferred stock as of March 31, 2004 elected to redeem, the aggregate redemption price would total $4,610,000. We do not currently have sufficient cash resources to satisfy any redemption request from preferred shareholders, and any such redemption request would have a material adverse effect on our business, revenues, operating results, and financial condition. If we pay the redemption price in shares of our common stock, we are required to register the shares with the SEC, and there can be no assurances that the SEC will declare the registration statement effective in the time period required to avoid additional penalties, if at all. In any event, we expect that any redemption election by preferred shareholders would require our board of directors to consider various strategic alternatives, including bankruptcy or recapitalizations that could adversely affect the rights of our existing shareholders.

4.	NET LOSS PER SHARE

Net loss per common share is computed by dividing net loss available to shareholders by the weighted average number of shares outstanding during the period.

The weighted average number of common shares used in the net loss per share calculation for the three and six-months ended March 31, 2004 were reduced by 1,233,870 shares of common stock placed in escrow in connection with the Company’s initial public offering.

Options to purchase 3,433,667 and 2,140,952 shares of common stock and warrants to purchase 2,062,005 and 4,087,005 were outstanding at March 31, 2004 and 2003, respectively, but were not included in the computation of diluted net loss per share as the effect would be anti-dilutive.

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

	Three Months Ended March 31		Six Months Ended March 31
	2004	2003	2004	2003
Net loss as reported	$(304,870)	$(569,753)	$(439,047)	$(668,289)
Add: Stock-based employee compensation expense included in reported net loss, net of related tax effects	—	—	—	—
Deduct: Total stock-based employee compensation expense determined under the fair value based method for all awards, net of related tax effects	(152,834)	(260,883)	(315,231)	(584,245)
Pro forma net loss	$(457,704)	$(830,636)	$(754,278)	$(1,252,534)

	2004	2003	2004	2003
Earnings per share basic and diluted:
As reported	$(0.07)	$(0.13)	$(0.10)	$(0.15)
Pro forma	$(0.10)	$(0.18)	$(0.16)	$(0.28)

6.	PRODUCT WARRANTY

The Company warrants its products for a specific period of time, generally twelve months, against material defects. The Company provides for the estimated future costs of warranty obligations in cost of revenue when the related revenue is recognized. The accrued warranty costs represents the best estimate at the time of sale of the total costs that the Company expects to incur to repair or replace product parts, which fail while still under warranty. The amount of accrued estimated warranty costs are primarily based on historical experience as to product failures as well as current information on repair costs. On a quarterly basis, the Company reviews the accrued balances and updates the historical warranty cost trends. The following table reflects the change in the Company’s warranty accrual during fiscal year 2004:

Warranty accrual, September 30, 2003	$17,057
Charged to cost of sales	5,903
Actual warranty expenditures	(15,981)

Warranty accrual, March 31, 2004	$6,979

NOTIFY TECHNOLOGY CORPORATION

7.	ESCROW SHARES

In connection with the Company’s initial public offering in August 1997, holders, who held Founders stock or who acquired the Company’s stock in prior private offerings, agreed to place 1,233,870 of their shares into escrow. The securities were to be released to the holders in the event specified levels of pretax income were achieved for the years ending through September 30, 2003, or if the Company were acquired by or merged into another entity in a transaction in which the shareholders receive a specified consideration. Any securities remaining in escrow on December 31, 2003 were to be forfeited, which securities would then be contributed to the Company’s capital.

In the event that the securities in escrow were released, the SEC has adopted the position that the release of the securities in escrow to officers, directors, employees and consultants of the Company will be compensatory and, accordingly, will result in compensation expense for the financial reporting purposes. The expense will equal the fair market value of the securities in escrow on the date of release and will result in a material charge to operations. At September 30, 2003, the Company had not attained any of the specified earnings or market price levels. Therefore, all escrowed shares were cancelled and extinguished as of December 31, 2003 based on the Company’s failure to achieve the financial milestones established when the shares were placed in escrow.

8.	SUBSEQUENT EVENTS

In April 2004, the Company signed an agreement granting a non-exclusive unlimited license to our multi-sense/stutter-dial patent in exchange for a one-time lump-sum payment of $100,000. This agreement replaces an agreement where the same party has been paying periodic royalty payments on a quarterly basis.

In April 2004, the Company agreed in principle to renew the agreement to supply its Visual Got Mail Solution service to a single competitive provider of local phone services for a period of twelve months in exchange for certain volume pricing concessions.

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

NOTIFY TECHNOLOGY CORPORATION

RESULTS OF OPERATIONS

Three-Month and Six Month Periods Ended March 31, 2004 and 2003

Revenue

Revenue consists of net revenue from the sale of services related to the Visual Got Mail Solution, NotifyLink revenue, telephony equipment and royalty revenue. We recognize service revenue on a straight-line basis over the period of the service agreement, revenue on sales of telephony products when the product is delivered, title has transferred, and no obligations remain. Revenue from royalty agreements is recognized on receipt of payment.

Revenue for the three-month period ended March 31, 2004 decreased to $818,821 from $2,944,589 for the three-month period ended March 31, 2003. Revenue for the six-month period ended March 31, 2004 decreased to $1,620,570 from $5,207,063 for the six-month period ended March 31, 2003. Revenue decreased from the previous year primarily due to the drop in Customer Premise Equipment (CPE) and fulfillment revenue resulting from our primary customer changing from a giveaway program in June 2003 to a program that sold the CPE to new voice mail customers. We also discontinued the Centrex Receptionist in July of fiscal 2003, as the market was very small. Offsetting these decreases was an increase in our NotifyLink sales to $186,119 in the three-month period ended March 31, 2004 compared to $22,882 in the same period of fiscal 2003 and $278,319 in the six-month period ended March 31, 2004 compared to $35,012 in the same period of 2003.

The Visual Got Mail Solution allows competitive providers of local telephone service to offer voice mail, including message notification, to local telephone customers without relying on a stutter dial tone or FSK signaling provided by the incumbent telephone company. The Visual Got Mail Solution consists of a hardware product, based on our Call Manager product, that provides a visual indication that a telephone customer has received a voice message and a subscription service, operated by us, which links the hardware product to the competitive provider’s voice mail platform. We sell the hardware product and related fulfillment services to the provider and also receive from the provider a monthly fee for each active voice mail user for providing the subscription service. For the three-month period ending March 31, 2004, revenue from our Visual Got Mail Solution was $618,416 compared to $2,861,898 in the same period of 2003. For the six-month period ended March 31, 2004, revenue from our Visual Got Mail Solution was $1,261,416 compared to $5,015,704 in the same period of 2003.

Of the $618,416 of revenue generated from our Visual Got Mail Solution in the three-month period ended March 31, 2004, $442,960 represented monthly service fees. Of the $1,261,416 of total Visual Got Mail revenue generated in the six-month period ended March 31, 2004, $840,151 represented monthly service fees. The monthly service constitutes an ongoing revenue stream based on active Voice Mail customers. The Visual Got Mail Solution is being sold to a single customer. Our contract is subject to renegotiation annually and we agreed in principle to renew the agreement in April 2004 that runs until April 2005. The agreement contains a volume price feature so we anticipate that we will continue to experience substantial variances in quarterly revenue.

The NotifyLink product revenue in the three-month period ended March 31, 2004 increased to $186,119 from $22,882 in the same three-month period of fiscal 2003 and represented 23% of our total revenue for the three-month period ended March 31, 2004. The NotifyLink product revenue in the six-month period ended March 31, 2004 increased to $278,319 from $35,012 in the same six-month period of fiscal 2003 and represented 17% of our total revenue for the six-month period ended March 31, 2004.

Revenue for the three-month period and six-month period ended March 31, 2004 includes royalty revenue of $6,940 and $54,975, respectively from our multi-sense/stutter-dial patent compared to $8,395 and $26,595, respectively for the three-month period and six-month period ended March 31, 2003. The level of royalty revenue varies from period to period based on the level of third party activity.

We sell our products in the United States primarily to 2way wireless carriers, long distance telephone carriers and directly to business users. The Visual Got Mail Solution, NotifyLink and royalty revenue accounted for 76%, 23% and 1%, respectively, of total revenue in the three-month period ended March 31, 2004. Revenue from our Visual Got Mail Solution, NotifyLink and royalty revenue accounted for 97%, less than 1% and less than 1%, respectively of total revenues in the three-month period ended March 31, 2003. Sales to telephone companies were 76% and 98% of total revenue for the three-month periods ended March

NOTIFY TECHNOLOGY CORPORATION

31, 2004 and 2003, respectively. One customer accounted for 78% and 97% of total sales in the three-month periods ended March 31, 2004 and 2003, respectively.

The Visual Got Mail Solution, NotifyLink and royalty revenue accounted for 78%, 17% and 3%, respectively, of total revenue in the six-month period ended March 31, 2004. Revenue from our Visual Got Mail Solution, NotifyLink and royalty revenue accounted for 96%, 1% and less than 1%, respectively of total revenues in the six-month period ended March 31, 2003. Sales to telephone companies were 79% and 98% of total revenue for the six-month periods ended March 31, 2004 and 2003, respectively. One customer accounted for 79% and 96% of the total sales in the six-month period ended March 31, 2004 and 2003, respectively.

At March 31, 2004, $466,000 of our deferred revenue is related to the CPE portion of the Visual Got Mail Solution where title has transferred to our customer but the CPE has not been delivered. The combined revenue of the CPE and fulfillment is recognized as delivery occurs. $425,000 of the deferred revenue is related to NotifyLink where subscription contracts are sold on an annual basis and revenue is recognized over the period of customer service obligation. The remaining $4,000 of the deferred revenue is related to Centrex Receptionist service contracts that are being recognized over the period of each service agreement.

Cost of Revenue

Cost of revenue consists primarily of the cost to manufacture our products and the postal costs associated with our fulfillment service. Cost of revenue decreased to $189,561 in the three-month period ended March 31, 2004 from $2,681,140 for the three-month period ended March 31, 2003. Cost of revenue decreased to $445,599 in the six-month period ended March 31, 2004 from $4,281,841 for the six-month period ended March 31, 2003. This decrease had two basic causes. The most significant cause was the result of lower sales of the Visual Got Mail Solution CPE during the three-month period ended March 31, 2004 resulting from our primary customer changing from a giveaway program in June 2003 to a program that sold the CPE to new voice mail customers. The second basic cause was an unexpected cost of $543,000 recorded in the three-month period ended March 31, 2003 for long distance fees not previously incurred. No costs for long distance fees were incurred in the three-month or six-month periods ended March 31, 2004.

Our gross margin increased to 76.8% and 72.5% in the three and six-month periods ended March 31, 2004 compared to a gross margin of 8.9% and 17.8% in the three and six-month periods ended March 31, 2003. The increase occurred because the three and six-month periods ended March 31, 2004 contained a high concentration of service sales and the three and six-month periods ended March 31, 2003 contained a high volume of low margin CPE sales plus the unexpected cost of $543,000 for long distance fees. The NotifyLink sales contributed to the high margin mix in the three and six-month periods ended March 31, 2004 due to the lower costs associated with this product. The royalty revenue has no cost of revenue associated with it thereby increasing the gross margin.

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

Research and development

Research and development expenses consist primarily of personnel costs and support expenses. Research and development expenses increased to $254,069 for the three-month period ended March 31, 2004 from $227,942 for the three-month period ended March 31, 2003. Research and development expenses were $475,062 for the six-month period ended March 31, 2004 down from $475,751 for the six-month period ended March 31, 2003. This increase in the three-month period ended March 31, 2004 reflects the increase in our Ohio staff that supports our wireless software development effort. The NotifyLink product area continues to be our primary focus of product development. We are gradually increasing our spending in this area of research and development but, even considering these efforts, there can be no assurance that the market will accept these products.

NOTIFY TECHNOLOGY CORPORATION

Sales and marketing

Sales and marketing expense consists primarily of personnel, travel costs and sales commissions related to our sales effort of the NotifyLink product line. Sales and marketing costs increased to $236,243 for the three-month period ended March 31, 2004 from $118,409 for the three-month period ended March 31, 2003. Sales and marketing costs increased to $379,174 for the six-month period ended March 31, 2004 from $228,962 for the six-month period ended March 31, 2003. This increase is primarily the result of personnel additions. We have expanded our NotifyLink product sales effort using an internal sales force and increasing our participation in product shows. We have also expanded our customer service group as they play a key role aiding successful installations of our enterprise product. Our executive staff maintains our Visual Got Mail Solution customer relationship and the sales expenses are low.

We anticipate that sales and marketing expenses will increase in future quarters as we hire additional sales and customer support personnel and attempt to expand our existing and create new distribution channels.

General and administrative

General and administrative expense consists of general management and finance personnel costs, annual report and proxy costs, professional fees, occupancy costs and other general corporate expenses. General and administrative expenses decreased to $443,266 for the three-month period ended March 31, 2004 from $447,608 for the three-month period ended March 31, 2003. General and administrative expenses decreased to $750,344 for the six-month period ended March 31, 2004 from $811,986 for the six-month period ended March 31, 2003. Increased salary costs were offset by reductions in occupancy costs during the three and six-month periods ended March 31, 2004.

We expect that general and administrative expense will increase in future quarters as the requirements of being a public company conforming to the Sarbanes-Oxley Act unfold.

LIQUIDITY AND CAPITAL RESOURCES

During fiscal 2003 and the first half of fiscal 2004, we financed our operations through a combination of gross profit from sales of product and services and existing cash balances. Our ability to fund our recurring losses from operations depends upon the continuation of the current Visual Got Mail Solution program (including our ability to continue to realize recurring service revenues), our success in the wireless e-mail notification and wireless e-mail notification market solutions, and/or raising other sources of financing. We had a backlog of 127,000 Visual Got Mail Solution units as of March 31, 2004 for our Visual Got Mail Solution, which we expect to fulfill at a rate determined by the success of our customer’s sales program. We believe that our existing cash balances are sufficient to fund our operations through at least September 30, 2004. However, to fund our operations beyond September 30, 2004, we will need to continue to grow our current level of revenue, raise additional funds or adjust downward our level of spending. In October 2002, we entered into a credit facility arrangement of $750,000, as described below, that will allow us to continue to purchase our Visual Got Mail Solution inventory, but it is not intended or available to fund any other operating activities.

The increase in our NotifyLink revenues has impacted our cash and working capital. We sell our NotifyLink products on a twelve-month prepaid contract basis where the revenue is recognized over the twelve-month contract obligation even though we invoice the contract in the first month. Consequently, we record the unrecognized obligation in deferred revenue. Since the sales expense is incurred at the time of sale, deferred revenue can grow faster than cash if we experience growth in the revenues of the NotifyLink product and thereby increase liability balances. The portion of deferred revenue representing NotifyLink contract obligations has increased from $104,000 on September 2003 to $425,000 on March 31, 2004. In addition, on January 1, 2004, we instituted a non-refundable one-time server fee upon signing a contract that is recognized immediately and does not affect deferred revenue. This change in price structure partially accounts for the increase in the revenue contribution of NotifyLink in the three-month period ended March 31, 2004.

NOTIFY TECHNOLOGY CORPORATION

In the event we require additional capital, we cannot predict whether we will be able to obtain financing on commercially reasonable terms, if at all. Any future financings may take the form of debt or equity securities or a combination of debt and equity, including convertible notes or warrants. Our ability to obtain additional financing may be limited by the rights of our current security holders and lenders. In particular, the lender under our $750,000 inventory credit facility has a blanket security interest in substantially all our assets, including our intellectual property rights. Any subsequent investor may not be willing to invest absent a release and termination of this lien, and our lender may not be willing to provide such a release. Finally, holders of our Series A preferred stock have certain preferential rights that could affect our ability to obtain financing and the terms of any financing. In particular, we cannot authorize any equity security that would be senior to the Series A preferred stock unless we obtain the consent of holders of a majority of our Series A preferred stock. Such consent may be more difficult to obtain if any new investor requires rights and preferences to our outstanding preferred stock. As a result of the foregoing, in the event we are required to obtain additional financing, we cannot predict whether we could successfully conclude a financing with any new investors. In any event, we expect that any additional financing could result in substantial dilution of the equity and voting interests of our current shareholders and, based on any applicable liquidation preferences and similar terms, could further subordinate the economic interests of our common shareholders in connection with any liquidation of Notify, including merger or acquisition transactions.

Holders of our outstanding Series A preferred stock have the right to require us to redeem any unconverted shares of Series A preferred stock at any time and from time to time during the period from July 20, 2003 to July 25, 2004. The per share redemption price is $10.00 plus any accrued dividends. The holders of Series A preferred stock have the option to receive the redemption price in cash or in shares of our common stock, but we are not obligated to pay the redemption in cash unless our board of directors unanimously approves such payment in cash. If all holders of outstanding Series A preferred stock as of December 31, 2003 elected to redeem, the aggregate redemption price would total $4,610,000. We do not currently have sufficient cash resources to satisfy any redemption request from preferred shareholders, and any such redemption request would have a material adverse effect on our business, revenues, operating results, and financial condition. If we pay the redemption price in shares of our common stock, we are required to register the shares with the SEC, and there can be no assurances that the SEC will declare the registration statement effective in the time period required to avoid additional penalties, if at all. In any event, we expect that any redemption election by preferred shareholders would require our board of directors to consider various strategic alternatives, including bankruptcy or recapitalizations that could adversely affect the rights of our existing shareholders.

At March 31, 2004, we had cash and cash equivalents of $1,098,154 and restricted cash of $3,100 as compared to cash and cash equivalents of $556,805 and restricted cash of $436,000 at September 30, 2003. The increase in cash and cash equivalents during the period was largely attributable to the release of restricted cash held by our bank and collections of accounts receivable. Although our cash and cash equivalents increased between September and March 2004, our working capital decreased from $179,750 to $(219,137) at March 31, 2004 largely due to the growth of deferred revenue of $456,432 during the six-month period.

Until fiscal 2003, we financed our operations primarily through sales of equity and debt securities and bank lines of credit. In the six-month period ended March 31, 2004 we had a net cash inflow of $293,249 versus net cash used in operating activities in the six-month period ended March 31, 2003 of $596,081. The net cash provided by operations in the six-month period ended March 31, 2004 consisted primarily of the decrease in accounts receivable of $166,471 and an increase of $456,432 in deferred revenue representing Enterprise contracts sold but amortized over a twelve month period partially offset by an decrease in accounts payable of $17,505 and net loss of $439,047. We anticipate that we will have a negative cash flow from operating activities in future quarters and years.

Net cash used in investing activities was an inflow of $417,610 and $212,089 for the six-month periods ended March 31, 2004 and 2003, respectively. The net cash inflow is due to the decrease in restricted cash partially offset by fixed asset purchases.

NOTIFY TECHNOLOGY CORPORATION

Short-term Borrowings

In September 2002, we entered into a purchase order assignment agreement with a financial institution that allows for the assignment of purchase orders up to $750,000. Borrowings bear interest at 4% above the prime rate plus a set up fee of 2.75% and a daily maintenance fee of 0.09166% and are collateralized by substantially all of our assets. Borrowings are repaid either directly by our customers or by us upon receipt of payment from customers. At March 31, 2004, the outstanding balance under this agreement was zero and the amount available was $750,000. This agreement is for an initial term of twelve months and will continue thereafter for successive twelve months renewal terms unless either party terminates the agreement.

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

A significant portion of our revenue is derived from the sale of a single solution to a single customer, which has recently changed its marketing program relating to the product.

Revenue from our Visual Got Mail Solution accounted for 76% and 97% of total revenue for the three-month periods ending March 31, 2004 and 2003, respectively, and 95% and 83% for the years ended September 30, 2003 and 2002, respectively. Although we are decreasing our dependence on the sales of our Visual Got Mail Solution, it remains as our largest single revenue stream. Also, the sales of the Visual Got Mail Solution was to a single long distance telephone company providing local telephone services. As we cannot assume that the sales from our NotifyLink services will increase significantly in the near term and our single customer for the Visual Got Mail Solution has reduced their program, we expect our revenue for at least the next four quarters and possibly longer will be largely dependent on the level of our service and the reduced sales volume of the CPE for the Visual Got Mail Solution. Although, as of March 31, 2004, we had a backlog of approximately $2,000,000 in CPE orders from this customer, there can be no assurance that we will receive additional orders for CPE. Consequently, we expect that sales to this customer for fiscal 2004 will be substantially less than in fiscal 2003.

In June 2003, our customer implemented a program change in which they terminated a “give-away” to every new voice mail customer of the CPE portion of the Visual Got Mail Solution and began instead to sell the CPE to new customers. This change in our customer’s program strategy resulted in a drop in sales volume of the Visual Got Mail Solution. We have experienced a substantial drop in CPE shipments as a result. In addition, a significant portion of our revenue in the three-months ended March 31, 2004 and the year ended September 30, 2003 was related to Visual Got Mail Solution fulfillment and subscription services. If this customer continues to sell the CPE to its customers at the lower rate, our revenue, operating profit, and financial condition will continue to be materially and adversely affected. In addition, this customer could at any time decide to decrease its sales efforts with respect to local telephone service, cease to promote or provide voice mail services or use an alternative to our Visual Got Mail Solution. In such an event, we would have no alternative distribution channel for our Visual Got Mail Solution and our revenue, operating results, and financial condition would be materially and adversely affected.

Because of our financial condition and our business plans, our financial statements disclose that there is substantial doubt as to our ability to continue as a going concern. Accordingly our business has a high risk of failure, and you could lose all your investment.

Due to our present financial condition and the risks associated with our business plans, there is substantial doubt as to our ability to continue as a going concern. We are currently researching and developing new products and enhancements to existing products. We are investing substantial resources in the development of our wireless product, NotifyLink. Our NotifyLink product line is in a growth stage and although starting to contribute to our revenues, the contribution to date has been modest. Our Visual Got Mail Solution sales are highly concentrated in one customer, which changed its program in June 2003 in a manner

NOTIFY TECHNOLOGY CORPORATION

that has had an adverse effect on our revenues related to CPE sales. The success of our business operations will depend on the success of our sales and development efforts for NotifyLink and/or on our ability to obtain further financing until such time, if ever, as there is favorable market acceptance for our new wireless software products. It is not possible for us to predict with assurance the outcome of these matters. If we are unable to achieve profitable operations from our new software wireless products or obtain further financing as required, then our business will fail.

We have a limited operating history and a history of losses, and there is no assurance of future profitability.

We commenced operations in August 1994 and through January 1996 were engaged primarily in research and development. We made a decision in January 2000 to develop and sell software applications for the 2way wireless data market. In addition, we have recently refocused our business and product strategy to emphasize our wireless software product line and to devote fewer resources to our wireline products. Accordingly, we have a limited operating history, particularly with respect to our wireless products and strategies, and we face all of the risks and uncertainties encountered by early-stage companies. For the fiscal years ended September 30, 2003, 2002, 2001, 2000, 1999, and 1998, we incurred net losses of $1.1 million, $1.7 million, $6.8 million, $3.5 million, $3.1 million, and $2.6 million, respectively. We incurred a net loss of $439,047 for the six-month period ended March 31, 2004. As of March 31, 2004, we had an accumulated deficit of $22,859,374 and working capital deficiency of $219,137. We anticipate having a negative cash flow from operating activities in future quarters and years. We also expect to incur further operating losses in future quarters and years until such time, if ever, as there is a substantial increase in orders for our products and product sales generating sufficient revenue to fund our continuing operations. There can be no assurance that sales of our products will ever generate significant revenue, that we will ever generate positive cash flow from our operations, or that we will attain or thereafter sustain profitability in any future period.

Exercise of redemption rights by our preferred shareholders would have a material adverse effect on our financial condition as well as our business and operations.

Holders of our outstanding Series A preferred stock have the right to require us to redeem any unconverted shares of Series A preferred stock at any time and from time to time during the period from July 20, 2003 to July 25, 2004. The per share redemption price is $10.00 plus any accrued dividends. The holders of Series A preferred stock have the option to receive the redemption price in cash or in shares of our common stock, but we are not obligated to pay the redemption price in cash unless our board of directors unanimously approves such payment in cash. If all holders of outstanding Series A preferred stock as of December 31, 2003 elected to redeem, the aggregate redemption price would total $4,610,000. If we fail to pay the entire redemption price for a cash redemption that is unanimously approved by our board of directors, the redemption price will be increased by five percent (5%) for each thirty (30) day period (and for a pro rata percentage for any portion thereof) during which we fail to make such payment, subject to certain periods during which we can cure our default.

If the holders of Series A preferred stock choose to receive the redemption price in shares of common stock, each holder of Series A preferred stock requesting redemption will receive that number of shares of common stock equal to (x) the aggregate redemption price owed to him divided by (y) the redemption conversion price, which is the greater of (i) the average closing bid price for a defined period of twenty (20) trading days and (ii) $0.50 per share. We may pay the redemption price in shares of our common stock only if the shares of common stock are registered for resale under the Securities Act of 1933 pursuant to an effective registration statement or may be sold without any volume or similar restriction and/or limitation under Rule 144 pursuant to Rule 144(k) of the Securities Act. If the shares of common stock do not meet this condition, the redemption conversion price will automatically be reduced by five percent (5%) and the redemption price increased by five percent (5%) for each thirty (30) day period (and for a pro rata percentage for any portion thereof) during which we are unable to satisfy the condition, subject to certain periods during which we can cure our default.

We do not currently have sufficient available cash to redeem any shares of preferred stock in cash, and we do not expect to have such funds at any time in the near future. Any redemption elections by preferred shareholders would have a material adverse effect on our business and financial condition. In the

NOTIFY TECHNOLOGY CORPORATION

event of such elections, we would be required to pay the redemption price in the form of shares of our common stock, which would result in substantial dilution to existing common shareholders and substantial expense to Notify in order to satisfy the SEC registration obligation with respect to the issued shares. In addition, there can be no assurances that we could get the SEC to declare a registration statement effective within the required time periods, if at all. As noted above, failure to have an effective registration statement covering the newly issued shares results in our incurring additional penalties. In any event, we expect any redemption elections by preferred shareholders will have an adverse effect on the trading price of our common stock. We expect that any redemption election by preferred shareholders would require our Board of Directors to consider various strategic alternatives, including bankruptcy or recapitalizations that could adversely affect the rights of our existing shareholders.

The senior rights and preferences of our outstanding Series A preferred stock may have an adverse economic effect on our common shareholders and could impair our ability to obtain future financing when and if needed.

As long as any shares of our Series A preferred stock remain outstanding, Series A preferred stock shareholders will enjoy various economic rights and contractual benefits not held by our common shareholders. Most significantly, holders of Series A preferred stock are entitled to a liquidation preference upon a liquidation of Notify, and for purposes of the Series A preferred stock, a liquidation is deemed to include a merger, acquisition, or similar transaction involving Notify. As a result, the Series A preferred stock is entitled to receive its liquidation preference prior to any payments or distributions being made to holders of our common stock. After payment of the liquidation preference, holders of Series A preferred stock and holders of common stock share pro-rata in any remaining proceeds. The aggregate outstanding liquidation preference of our Series A preferred stock currently totals approximately $5.5 million; in the event all outstanding options to purchase Series A stock and warrants convertible into common stock were exercised, the aggregate liquidation preference would total approximately $6.6 million. Holders of our Series A preferred stock also hold preferential voting rights, including the right to approve liquidation events and future financings.

Based on the senior rights of the Series A preferred stock, particularly the liquidation preference, common shareholders may receive a substantially reduced portion of the proceeds of any merger, acquisition, or other liquidation of Notify compared to the amount they would have received if the Series A preferred stock were converted into common stock. In addition, any new investor who may wish to invest any substantial amounts of capital in Notify may require that any securities it purchases rank senior in priority to the Series A preferred stock. Based on the rights of the Series A preferred shareholders, we would not be able to conclude such a financing without their consent.

If we are unable to market our wireless software products and achieve industry acceptance quickly, we could lose existing and potential customers and our sales would decrease.

Although most of our current revenue comes from our wireline Visual Got Mail Solution, our wireless products play a significant role in our plans for future growth. We need to market our new wireless software products on a timely basis to keep pace with technological developments, emerging industry standards, and the growing needs of our sophisticated customers. We intend to extend the offerings under our product family primarily through our NotifyLink product line. However, we may experience difficulties in marketing these new products, and our inability to timely and cost-effectively introduce them and future enhancements, or the failure of these new products or enhancements to achieve market acceptance, would seriously harm our business. Life cycles of wireless software products are difficult to predict, because the market for such products is new and evolving and characterized by rapid technological change, frequent enhancements to existing products and new product introductions, changing customer needs and evolving industry standards. The introduction of competing products that employ new technologies and emerging industry standards could render our products and services obsolete and unmarketable or shorten the life cycles of our products and services. The emergence of new industry standards might require us to redesign our products. If our products are not in compliance with industry standards that become widespread, our customers and potential customers may not purchase our products.

NOTIFY TECHNOLOGY CORPORATION

If the market for wireless data communications devices does not grow, we may not successfully sell our NotifyLink products.

The overall market for wireless data communications devices has experienced significant growth in recent years. The success of our NotifyLink Internet Edition and Standard Edition products depends upon this growth. There can be no assurance that the market for wireless software products will continue to grow, that firms within the industry will adopt our software products for integration with their wireless data communications solutions, or that we will be successful in independently establishing product markets for our wireless software products. In fact, our sales and marketing efforts over the last year have not resulted in significant sales of our NotifyLink products. If the various markets in which our software products compete fail to grow, or grow more slowly than we currently anticipate, or if we were unable to establish product markets for our new software products, our business, revenues, operating results, and financial condition would be materially and adversely affected.

We may be unable to generate the capital necessary to support our planned level of research and development activities or to manufacture and market our products.

At March 31, 2004, we had an accumulated deficit of $22,859,374 and incurred a net loss of $439,047 for the six-month period ended March 31, 2004 and a net loss of $1.1 million for the year ended September 30, 2003. Our working capital deficiency is $219,137. Our recently developed products will need to attain favorable market acceptance in order for us to be able to expand our research and development activities and to fund operating expenses beyond the current levels. We discontinued our Centrex Receptionist product line in July 2003 as the demand was so small and we reduced our headcount by two employees associated with the service associated with the Centrex Receptionist. Regardless, because our NotifyLink wireless product line is still in a growth stage and has only started to contribute to our revenues to date, the success of our business operations may depend upon our ability to obtain further financing until such time, if ever, as there is favorable market acceptance for our new wireless software products. Obtaining additional financing will be subject to a number of factors including market conditions, investor acceptance of our business plan, investor sentiment, and as noted above, the potential approval of our senior equity securities. These factors may make the timing, amount, terms and conditions of additional financing unattractive or unavailable to us. If we are unable to raise additional financing, we will have to significantly reduce our spending, delay or cancel planned activities or substantially change our current corporate structure. In such an event, we intend to implement expense reduction plans in a timely manner. However, these actions would have material adverse effects on our business, revenues, operating results, and prospects, resulting in a possible failure of our business.

Our quarterly revenues and operating results may vary.

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

NOTIFY TECHNOLOGY CORPORATION

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

Our products may not be accepted

We sold our first Centrex Receptionist in March 1998, the first Call Manager product in April 1999, and announced the first sales of our e-mail version of our Visual Got Mail products in November 1999. We also announced the launch of our new NotifyLink web based service and our NotifyLink Desktop products in November 2000 followed by the introduction of our voice mail version of our Visual Got Mail Solution in April 2001. To date, we have received only limited revenue from the sale of these products. While we experienced some success with our Visual Got Mail Solution in fiscal 2002 and fiscal 2003, we are limited by having only one customer, and we now expect CPE sales to be substantially less in 2004 as a result of that customer’s decision to convert from a giveaway program to its customers to a sales program. Although we believe that our wireless products are commercially viable, developing products for the consumer and business marketplaces is inherently difficult and uncertain. We do not believe our sales to date are sufficient to determine whether or not there is meaningful consumer or business demand for our products.

For the foreseeable future, we intend to devote substantial research and development and sales and marketing resources to the NotifyLink product line and to promote general consumer and business interest in our products. There can be no assurance that such efforts will be successful or that significant market demand for our products will ever develop

We depend on limited number of potential customers and need to develop marketing channels

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

NOTIFY TECHNOLOGY CORPORATION

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

We face significant competition

We believe the market for our wireless products is highly competitive and that competition is likely to intensify. In the market for wireless e-mail notification and management software, we compete with Research In Motion Limited, Consilient Technologies Corp., Infowave Software, Inc, Wireless Knowledge, Extended Systems, Synchrologic, Visto and Good Technology. Our Visual Got Mail Solution indirectly competes with a single alternate Voice Mail notification service offered by local exchange carriers such as BellSouth, SBC Communications, and Verizon. Many of these companies have greater financial, technical and marketing resources than we do. In addition, there are several companies with substantially greater technical, financial and marketing resources than we have that could produce competing products. These companies include wireless software providers such as Consilient Technologies Corp., Infowave Software, Inc, Wireless Knowledge, Extended Systems, Synchrologic, Visto and Good Technology. We expect that to the extent that the market for our products develops, competition will intensify and new competitors will enter the market. We may not be able to compete successfully against existing and new competitors as the market for our products evolves and the level of competition increases. A failure to compete successfully against existing and new competitors would materially and adversely affect our business, revenues, operating results, and financial condition.

Delisting from the Nasdaq SmallCap Market may affect the liquidity of our trading market and the market price of our common stock

Since September 4, 2002, our common stock has been quoted on the Over-the-Counter Bulletin Board. It had been previously listed for trading on the Nasdaq SmallCap Market since our initial public offering in 1997. Our shareholders could find it difficult to dispose of or to obtain accurate quotations as to the market value of our common stock. In addition, delisting may make our common stock ineligible for use as, or make our common stock substantially less attractive as, collateral for margin and purpose loans, for investment by financial institutions under their internal policies or state legal investment laws, as consideration in the financing of future acquisitions of businesses or assets by us, and for issuance by us in future capital raising transactions, any of which could cause the market price of our common stock to decrease. Delisting subjects our common stock to the “penny stock rules” contained in Section 15(g) of the Securities Exchange Act of 1934.

NOTIFY TECHNOLOGY CORPORATION

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

Our intellectual property may not be adequately protected and we may infringe the rights of others

We regard various features and design aspects of our products as proprietary and rely primarily on a combination of patent and trademark laws and employee and third-party nondisclosure agreements to protect our proprietary rights. We have been issued a patent covering the design of our MessageAlert products, and a patent covering the MultiSense technology used in our MessageAlert product. We have also applied for patents on our Visual Got Mail technology. We intend to continue to apply for patents, as appropriate, for our future technologies and products. There are few barriers to entry into the market for our products, and there can be no assurance that any patents we apply for will be granted or that the scope of our patents or any patents granted in the future will be broad enough to protect us against the use of similar technologies by our competitors. There can be no assurance, therefore, that any of our competitors, some of whom have far greater financial and technical resources than we do, will not independently develop technologies that are substantially equivalent or superior to our technology.

In November 2003, NCR Corporation and Notify Technology Corporation entered into a non-exclusive license agreement that allows us to offer certain product features on our enterprise product that are covered by a patent held by NCR. This agreement requires a royalty payment on all enterprise revenue subject to the patent.

On May 17, 2001, Research In Motion Limited, the maker of the “Blackberry” hand-held computer, announced that it had been issued a patent on its Blackberry single mailbox integration. Generally, the patent relates to Research In Motion’s proprietary system and method of redirecting information between a host computer system and a mobile communications device while maintaining a common electronic address between the host system and the mobile device. Research In Motion also announced that it had filed a complaint against Glenayre Technologies, Inc. for, among other items, patent and trademark infringement. Our intellectual property counsel has reviewed the patent and issued an opinion to us opining that version 4.0 of our Desktop software does not infringe on Research In Motion’s patent. Nevertheless, no assurances can be given that Research In Motion will not bring an action against us for a patent infringement or similar claim, or if any such claim is brought, the eventual results thereof.

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

NOTIFY TECHNOLOGY CORPORATION

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

Sales of outstanding shares may hurt our stock price.

A substantial number of our outstanding shares are held by a relatively small number of shareholders. The market price for our common stock could fall substantially if these shareholders sell, or attempt to sell, large amounts of our common stock. Potential future sales of our common stock include the following:

•	Pursuant to our SB-2 Registration Statement, 13,269,600 shares of common stock that underlie our outstanding Series A preferred stock and warrants that may be sold from time to time upon the effectiveness of this registration statement.

•	David Brewer holds 1,161,600 shares of common stock that we have agreed to register for resale.

•	Various investors hold 535,538 shares of common stock and warrants to purchase 190,354 shares of common stock that we have agreed to register for resale.

Outstanding options and warrants may dilute current shareholders or prevent us from receiving financing.

NOTIFY TECHNOLOGY CORPORATION

The following options and warrants to purchase our common stock were outstanding as of March 31, 2004:

•	options to purchase 3,433,667 shares of common stock and 195,995 additional shares of our common stock reserved for issuance under our 1997 Stock Plan;

•	warrants to purchase 190,354 shares of common stock at a price of $0.01 per share issued to various prior investors as an anti-dilution adjustment to our issuance of securities in our July 2001 private placement;

•	warrants to purchase an aggregate of 1,871,651 shares of common stock at a price per share of $1.00 issued in connection with our July 2001 private placement; and

•	options to purchase an aggregate of 9.2685 units at a price per unit of $100,000, each unit consisting of shares of Series A preferred stock convertible into an aggregate of 100,000 shares of common stock and a warrant to purchase 35,000 shares of common stock issued to the placement agent in our July 2001 private placement.

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

On February 9, 2004, we filed a Late Report on Form 8-K to report the financial results of the fiscal year ended September 30, 2003.

On February 11, 2004, we filed a Current Report on Form 8-K to report the financial results of the first fiscal quarter ended December 31, 2003.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

NOTIFY TECHNOLOGY CORPORATION
Dated: May 14, 2004

/s/ Gerald W. Rice

Chief Financial Officer (Principal Financial and Accounting Officer)