Form 10QSB
period 2004-06-30
NOTIFY TECHNOLOGY CORP
filed 2004-08-12
CIK 1031980

U. S. Securities and Exchange Commission

Washington, D.C. 20549

FORM 10-QSB

(Mark One)

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2004

or

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

(408) 777-7920

(Issuer’s telephone number)

Check whether the Registrant (1) has filed all reports required to be filed by Section 13 of 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

As of June 30, 2004 there were 4,593,995 shares of Common Stock outstanding.

Transitional Small Business Disclosure Format    Yes  ☐    No  ☒

PART I. FINANCIAL INFORMATION (unaudited)

Item 1. Financial Statements

NOTIFY TECHNOLOGY CORPORATION

CONDENSED BALANCE SHEETS

(Unaudited)

	June 30, 2004	September 30, 2003
	(unaudited)	(1)
Assets
Current assets:
Cash and cash equivalents	$1,068,151	$556,805
Restricted cash	—	436,000
Accounts receivable, net	503,669	528,927
Other current assets	48,039	101,406

Total current assets	1,619,859	1,623,138

Property and equipment, net	189,979	247,168

Total assets	$1,809,838	$1,870,306

Liabilities and shareholders’ equity (deficit)
Current liabilities:
Short term borrowings	$—	$162,750
Current portion of capital lease obligations	14,355	13,725
Accounts payable	50,654	108,948
Accrued payroll and related liabilities	292,929	141,792
Deferred revenue	1,024,269	438,137
Customer advances	316,144	417,986
Other accrued liabilities	150,846	160,050

Total current liabilities	1,849,197	1,443,388
Long term portion of capital lease obligations	20,348	31,195

Total liabilities	1,869,545	1,474,583

Shareholders’ equity (deficit):
Preferred stock	993,742	993,742
Common stock	4,594	5,834
Additional paid-in capital	21,817,714	21,816,474
Accumulated deficit	(22,875,757)	(22,420,327)

Total shareholders’ equity (deficit)	(59,707)	395,723

Total liabilities and shareholders’ equity (deficit)	$1,809,838	$1,870,306

(1)	The information in this column was derived from our audited financial statements for the year ended September 30, 2003

See accompanying notes to unaudited condensed financial statements

NOTIFY TECHNOLOGY CORPORATION

CONDENSED STATEMENTS OF OPERATIONS

(Unaudited)

	Three-Month Periods Ended June 30,		Nine-Month Periods Ended June 30,
	2004	2003	2004	2003
Revenue:
Product revenue	$408,475	$2,023,578	$1,085,433	$6,650,416
Service revenue	437,364	292,424	1,326,001	846,054
Royalty revenue	100,000	5,359	154,975	31,954

Total revenue	945,839	2,321,361	2,566,409	7,528,424

Cost of Revenue:
Product cost	77,504	1,517,966	421,760	5,050,836
Service cost	56,963	180,048	158,306	929,019

Total cost of sales	134,467	1,698,014	580,066	5,979,855

Gross profit	811,372	623,347	1,986,343	1,548,569

Operating expenses:
Research and development	216,356	246,574	691,418	722,325
Sales and marketing	257,966	129,298	637,140	358,260
General and administrative	352,932	359,189	1,103,276	1,171,175

Total operating expenses	827,254	735,061	2,431,834	2,251,760

Loss from operations	(15,882)	(111,714)	(445,491)	(703,191)

Other expense, net	501	39,829	9,939	116,641

Net loss	$(16,383)	$(151,543)	$(455,430)	$(819,832)

Basic and diluted net loss per share	$(0.00)	$(0.03)	$(0.10)	$(0.18)

Weighted average shares outstanding	4,593,995	4,584,591	4,597,877	4,557,962

See accompanying notes to unaudited condensed financial statements

NOTIFY TECHNOLOGY CORPORATION

CONDENSED STATEMENTS OF CASH FLOWS

(Unaudited)

	Nine-Month Periods Ended June 30,
	2004	2003
Cash flows from operating activities:
Net loss	$(455,430)	$(819,832)
Adjustments to reconcile net loss to cash provided by (used in) operating activities:
Depreciation and amortization	84,937	82,772
Loss from the sale of property and equipment	6,079	—
Changes in operating assets and activities:
Accounts receivable	25,258	372,522
Inventories	—	313,997
Pre-paid inventory	—	(585,500)
Other current assets	53,367	35,821
Accounts payable	(58,294)	(283,299)
Deferred revenue	586,132	(44,993)
Other accrued liabilities	40,091	540,332

Net cash provided by (used in) operating activities	282,140	(388,180)

Cash flows from investing activities:
Purchase of property and equipment	(36,827)	(142,769)
Proceeds from the sale of fixed assets	3,000	—
Decrease in restricted cash	436,000	351,300

Net cash provided by investing activities	402,173	208,531

Cash flows from financing activities:
Net proceeds from (payments on) short term borrowings	(162,750)	325,500
Payments on capital lease	(10,217)	—

Net cash (used in) provided by financing activities	(172,967)	325,500

Net increase in cash and cash equivalents	511,346	145,851
Cash and cash equivalents at beginning of period	556,805	526,656

Cash and cash equivalents at end of period	$1,068,151	$672,507

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

2. GOING CONCERN

Due to our present financial condition and the risks associated with our business plans, there is substantial doubt as to our ability to continue as a going concern. We are currently researching and developing new products and enhancements to existing products. We are investing substantial resources in the development of our wireless product, NotifyLink. Although the revenue contribution of our NotifyLink product line has increased significantly on a relative basis, the product is in a growth mode and we cannot predict its longer term contributions. Our Visual Got Mail Solution sales are highly concentrated to one customer, which changed its program in June 2003 in a manner that has had an adverse effect on our revenues related to CPE sales. The success of our business operations will depend on the success of our sales and development efforts for NotifyLink and on our ability to obtain further financing until such time, if ever, as there is sustained favorable market acceptance for our wireless software products. It is not possible for us to predict with assurance the outcome of these matters. If we are unable to achieve profitable operations from our new software wireless products or obtain further financing as required, then our business will fail.

3. LIQUIDITY AND CAPITAL RESOURCES

During fiscal 2003 and the first nine months of fiscal 2004, we financed our operations through a combination of gross profit from sales of product and services and existing cash balances. Our ability to fund our recurring losses from operations depends upon the continuation of the current Visual Got Mail Solution program (including our ability to continue to realize recurring service revenues), our success in the wireless e-mail notification and wireless e-mail notification market solutions, and/or raising other sources of financing. We had a backlog of 125,000 Visual Got Mail Solution units as of June 30, 2004 for our Visual Got Mail Solution, which we expect to fulfill at a rate determined by the success of our customer’s sales program. We believe that our existing cash balances are sufficient to fund our operations through at least September 30, 2004. However, to fund our operations beyond September 30, 2004, we will need to continue our current level of revenue, raise additional funds or adjust downward our level of spending. In June 2004, our Visual Got Mail Solution customer announced that it would stop soliciting new local telephone subscribers in seven states. This decision followed recent regulatory and court decisions relating to competitive issues in local telephone markets. We cannot predict the effect this decision, or any decisions our customer may make, will have on our future revenues and cash flows. Loss of the revenues from Visual Got Mail Solution would be expected to have a material adverse effect on our operating results and financial condition. In October 2002, we entered into a credit facility arrangement of $750,000 that allowed us to purchase our Visual Got Mail Solution inventory. In May 2004, we terminated the arrangement, as we had no requirement for the line of credit.

NOTIFY TECHNOLOGY CORPORATION

The increase in our NotifyLink revenues has impacted our cash and working capital. We sell our NotifyLink products on a twelve-month prepaid contract basis where the revenue is recognized over the twelve-month contract obligation even though we invoice the contract in the first month. Consequently, we record the unrecognized obligation as a liability in deferred revenue. There is a corresponding increase in cash as we invoice the entire contract at the time of sale but cash is also decremented by the expense of the sale. This process can result in deferred revenue growing faster than cash if we experience growth in the monthly rate of revenues of the NotifyLink product. The portion of deferred revenue representing NotifyLink contract obligations has increased from $104,000 on September 30, 2003 to $566,000 on June 30, 2004. In addition, on January 1, 2004, we instituted a non-refundable one-time server fee upon signing a contract that is recognized immediately and does not affect deferred revenue. This change in price structure partially accounts for the increase in the revenue contribution of NotifyLink in the nine-month period ended June 30, 2004.

In the event we require additional capital, we cannot predict whether we will be able to obtain financing on commercially reasonable terms, if at all. Any future financings may take the form of debt or equity securities or a combination of debt and equity, including convertible notes or warrants. In the event we are required to obtain additional financing, we cannot predict whether we could successfully conclude a financing with any new investors. Minimally, we expect that any additional financing could result in a substantial dilution of the equity and voting interests of our current shareholders.

Holders of our outstanding Series A preferred stock had the right to require us to redeem any unconverted shares of Series A preferred stock at any time and from time to time during the period from July 20, 2003 to July 25, 2004. The per share redemption price was $10.00 plus any accrued dividends. The holders of Series A preferred stock had the option to receive the redemption price in cash or in shares of our common stock, but we were not obligated to pay the redemption in cash unless our board of directors unanimously approved such payment in cash. Subsequent to June 30, 2004, the holders of our Series A preferred stock chose to exercise their right of redemption in the form of common shares. The redemption date was set as July 20, 2004. 461,000 Series A preferred shares were presented for redemption and we have 60 days from July 20, 2004 to issue 9,220,000 shares of common stock.

4. NET LOSS PER SHARE

Net loss per common share is computed by dividing net loss available to shareholders by the weighted average number of shares outstanding during the period.

The weighted average number of common shares used in the net loss per share calculation for the nine months ended June 30, 2004 and the three and nine-months ended June 30, 2003 was reduced by 1,233,870 shares of common stock placed in escrow in connection with our initial public offering. Because we did not achieve the financial milestones that would have permitted the release of the shares to the beneficial owners, the shares were tendered back to Notify effective December 31, 2003 and were cancelled. All capitalization information for periods after December 31, 2003, reflects the cancellation of these shares.

Options to purchase 3,408,667 and 2,140,952 shares of common stock and warrants to purchase 2,062,005 and 4,161,988 shares of common stock were outstanding at June 30, 2004 and 2003, respectively, but were not included in the computation of diluted net loss per share as the effect would be anti-dilutive.

NOTIFY TECHNOLOGY CORPORATION

5. ACCOUNTING FOR STOCK-BASED COMPENSATION

We account for stock-based employee compensation using the intrinsic value method under Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” (“APB 25”), and related interpretations and comply with the disclosure provisions of Statement of Accounting Standards (“SFAS”) No. 148, “Accounting for Stock-Based Compensation, Transition and Disclosure – an Amendment of FASB Statement No. 123.” The following table illustrates the effect on net loss and net loss per common share if we had applied the fair market recognition provisions of SFAS 123, “Accounting for Stock-Based Compensation,” to stock-based employee compensation.

	Three Months Ended June 30		Nine Months Ended June 30
	2004	2003	2004	2003
Net loss as reported	$(16,383)	$(151,543)	$(455,430)	$(819,832)
Add: Stock-based employee compensation expense included in reported net loss, net of related tax effects	—	—	—	—
Deduct: Total stock-based employee compensation expense determined under the fair value based method for all awards, net of related tax effects	(137,141)	(241,131)	(452,372)	(723,392)
Pro forma net loss	$(153,524)	$(392,674)	$(907,802)	$(1,543,224)

	2004	2003	2004	2003
Earnings per share basic and diluted:
As reported	$(0.00)	$(0.03)	$(0.10)	$(0.18)
Pro forma	$(0.03)	$(0.09)	$(0.20)	$(0.34)

6. PRODUCT WARRANTY

We warrant our products for a specific period of time, generally twelve months, against material defects. We provide for the estimated future costs of warranty obligations in cost of revenue when the related revenue is recognized. The accrued warranty costs represent the best estimate at the time of sale of the total costs that we expect to incur to repair or replace product parts, which fail while still under warranty. The amount of accrued estimated warranty costs are primarily based on historical experience as to product failures as well as current information on repair costs. On a quarterly basis, we review the accrued balances and update the historical warranty cost trends. The following table reflects the change in our warranty accrual during fiscal year 2004:

Warranty accrual, September 30, 2003	$17,057

Charged to cost of sales	9,514

Actual warranty expenditures	(20,996)

Warranty accrual, June 30, 2004	$5,575

NOTIFY TECHNOLOGY CORPORATION

7. ESCROW SHARES

In connection with our initial public offering in August 1997, holders, who held Founders stock or who acquired our stock in prior private offerings, agreed to place 1,233,870 of their shares into escrow. The securities were to be released to the holders in the event specified levels of pretax income were achieved for the years ending through September 30, 2003, or if we were acquired by or merged into another entity in a transaction in which the shareholders receive a specified consideration. Any securities remaining in escrow on December 31, 2003 were to be forfeited, which securities would then be contributed to our capital. At September 30, 2003, we had not attained any of the specified earnings or market price levels. Therefore, all escrowed shares were cancelled and extinguished as of December 31, 2003 based on our failure to achieve the financial milestones established when the shares were placed in escrow.

8. RECENT ACCOUNTING PRONOUNCEMENTS

In April 2004, the Emerging Issues Task Force issued Statement No. 03-06, (EITF 03-06), Participating Securities and the Two-Class Method under FASB Statement No. 128, Earnings Per Share. EITF 03-06 addresses a number of questions regarding the computation of earnings per share by companies that have issued securities other than common stock that contractually entitle the holder to participate in dividends and earnings of the company when, and if, it declares dividends on its common stock. The issue also provides further guidance in applying the two-class method of calculating earnings per share, clarifying what constitutes a participating security and how to apply the two-class method of computing earnings per share once it is determined that a security is participating, including how to allocate undistributed earnings to such a security. EITF 03-06 was effective for fiscal periods beginning after March 31, 2004. The adoption of EITF 03-06 did not have a material effect on our results of operations or financial position.

9. SUBSEQUENT EVENTS

In July 2004, the Series A preferred shareholders exercised their redemption rights. We have chosen to redeem the Series A preferred stock for common stock. The Series A preferred stock could be converted at any time at the rate of ten common shares for one Series A preferred share. Under the redemption terms, the conversion rate was twenty common shares for one Series A preferred share resulting in a 100% premium. 461,000 Series A preferred shares were presented for redemption and 9,220,000 common shares will be issued to satisfy the redemption. The 461,000 Series A preferred shares represented 100% of the outstanding Series A preferred shares. After giving effect to the redemption, we will have options outstanding to acquire 92,678 shares of Series A preferred stock although no shares of Series A preferred stock will be issued, outstanding or entitled to vote.

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

NOTIFY TECHNOLOGY CORPORATION

RESULTS OF OPERATIONS

Three-Month and Nine-Month Periods Ended June 30, 2004 and 2003

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

Revenue for the three-month period ended June 30, 2004 decreased to $945,839 from $2,321,361 for the three-month period ended June 30, 2003. Revenue for the nine-month period ended June 30, 2004 decreased to $2,566,409 from $7,528,424 for the nine-month period ended June 30, 2003. Revenue decreased from the previous year primarily due to the drop in Customer Premise Equipment (CPE) and fulfillment revenue resulting from our primary customer changing from a giveaway program in June 2003 to a program that sold the CPE to new voice mail customers. We also discontinued the Centrex Receptionist in July of fiscal 2003, as the market was very small. Partially offsetting these decreases was an increase in our NotifyLink sales to $329,882 in the three-month period ended June 30, 2004 compared to $19,335 during the same period of fiscal 2003 and $571,151 in the nine-month period ended June 30, 2004 compared to $38,790 in the same period of fiscal 2003.

The Visual Got Mail Solution allows competitive providers of local telephone service to offer voice mail, including message notification, to local telephone customers without relying on a stutter dial tone or FSK signaling provided by the incumbent telephone company. The Visual Got Mail Solution consists of a hardware product, based on our Call Manager product, that provides a visual indication that a telephone customer has received a voice message and a subscription service, operated by us, which links the hardware product to the competitive provider’s voice mail platform. We sell the hardware product and related fulfillment services to the provider and also receive from the provider a monthly fee for each active voice mail user for providing the subscription service. For the three-month period ended June 30, 2004, revenue from our Visual Got Mail Solution was $482,080 compared to $2,148,256 in the same period of fiscal 2003. For the nine-month period ended June 30, 2004, revenue from our Visual Got Mail Solution was $1,722,761 compared to $7,023,348 in the same period of fiscal 2003.

Of the $482,080 of revenue generated from our Visual Got Mail Solution in the three-month period ended June 30, 2004, $412,980 represented monthly service fees. Of the $2,148,256 of total Visual Got Mail revenue generated in the nine-month period ended June 30, 2004, $1,253,131 represented monthly service fees. The monthly service constitutes an ongoing revenue stream based on active Voice Mail customers. The Visual Got Mail Solution is being sold to a single customer. Our contract is subject to renegotiation annually and we agreed in principle to renew the agreement in April 2004. The agreement’s term is until April 2005 and contains a volume price feature, so we anticipate that we will continue to experience substantial variances in quarterly revenue. In June 2004, our Visual Got Mail Solution customer announced that it would stop soliciting new local telephone subscribers in seven states. This decision followed recent regulatory and court decisions relating to competitive issues in local telephone markets. The customer indicated in public disclosures that it was reviewing the status of its business in other states. Any decision by our Visual Got Mail customer to exit, or substantially curtail its operations in the local telephone market would be expected to have an adverse effect on our revenue, operating results and financial condition.

The NotifyLink product revenue in the three-month period ended June 30, 2004 increased to $329,882 from $19,335 in the same three-month period of fiscal 2003 and represented 35% of our total revenue for the three-month period ended June 30, 2004. The NotifyLink product revenue in the nine-month period ended June 30, 2004 increased to $571,151 from $38,790 in the same nine-month period of fiscal 2003 and represented 22% of our total revenue for the nine-month period ended June 30, 2004.

Revenue for the three-month period and nine-month period ended June 30, 2004 includes royalty revenue of $100,000 and $154,975, respectively from our multi-sense/stutter-dial patent compared to $5,359 and $31,954, respectively for the three-month period and nine-month period ended June 30, 2003. In April 2004, the Company signed an agreement granting a non-exclusive unlimited license to our multi-sense/stutter-dial patent in exchange for a one-time lump-sum payment of $100,000. This agreement replaces an agreement where the same party has been paying periodic royalty payments on a quarterly basis.

NOTIFY TECHNOLOGY CORPORATION

We sell our Visual Got Mail Solution product in the United States to one long distance telephone carrier and our NotifyLink products directly to business users and through resellers primarily in the United States but also on a limited basis in other countries. The Visual Got Mail Solution, NotifyLink and royalty revenue accounted for 51%, 35% and 11%, respectively, of total revenue in the three-month period ended June 30, 2004. Revenue from our Visual Got Mail Solution, NotifyLink and royalty revenue accounted for 97%, less than 1% and less than 1%, respectively of total revenues in the three-month period ended June 30, 2003. Sales to telephone companies were 51% and 97% of total revenue for the three-month periods ended June 30, 2004 and 2003, respectively. One customer accounted for 51% and 97% of total sales in the three-month periods ended June 30, 2004 and 2003, respectively.

The Visual Got Mail Solution, NotifyLink and royalty revenue accounted for 67%, 22% and 6%, respectively, of total revenue in the nine-month period ended June 30, 2004. Revenue from our Visual Got Mail Solution, NotifyLink and royalty revenue accounted for 97%, less than 1% and less than 1%, respectively of total revenues in the nine-month period ended June 30, 2003. Sales to telephone companies were 68% and 98% of total revenue for the nine-month periods ended June 30, 2004 and 2003, respectively. One customer accounted for 68% and 96% of the total sales in the nine-month period ended June 30, 2004 and 2003, respectively.

At June 30, 2004, $455,000 of our deferred revenue is related to the CPE portion of the Visual Got Mail Solution where title has transferred to our customer but the CPE has not been delivered. The combined revenue of the CPE and fulfillment is recognized as delivery occurs. $566,000 of the deferred revenue is related to NotifyLink where subscription contracts are sold on an annual basis and revenue is recognized over the period of customer service obligation. The remaining $3,000 of the deferred revenue is related to Centrex Receptionist service contracts that are being recognized over the period of each service agreement.

Cost of Revenue

Cost of revenue consists primarily of the cost to maintain our server services and manufacture our products. Cost of revenue decreased to $134,467 in the three-month period ended June 30, 2004 from $1,698,014 for the three-month period ended June 30, 2003. Cost of revenue decreased to $580,066 in the nine-month period ended June 30, 2004 from $5,979,855 for the nine-month period ended June 30, 2003. This decrease had two basic causes. The most significant cause was the result of lower sales of the Visual Got Mail Solution CPE during the three-month period ended June 30, 2004 resulting from our primary customer changing from a giveaway program in June 2003 to a program that sold the CPE to new voice mail customers. The second basic cause was an unexpected cost of $659,000 recorded in the nine-month period ended June 30, 2003 for long distance fees not previously incurred. No costs for long distance fees were incurred in the three-month or nine-month periods ended June 30, 2004.

Our gross margin increased to 85.8% and 77.4% in the three and nine-month periods ended June 30, 2004 compared to a gross margin of 26.9% and 20.6% in the three and nine-month periods ended June 30, 2003. The increase occurred because the three and nine-month periods ended June 30, 2004 contained a high concentration of service sales and the three and nine-month periods ended June 30, 2003 contained a high volume of low margin CPE sales plus the unexpected cost of $659,000 for long distance fees. The NotifyLink sales contributed to the high margin mix in the three and nine-month periods ended June 30, 2004 due to the lower costs associated with this product. The royalty revenue has no cost of revenue associated with it thereby increasing the gross margin.

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

NOTIFY TECHNOLOGY CORPORATION

Research and development

Research and development expenses consist primarily of personnel costs, inbound freight and support expenses. Research and development expenses decreased to $216,356 for the three-month period ended June 30, 2004 from $246,574 for the three-month period ended June 30, 2003. Research and development expenses were $691,418 for the nine-month period ended June 30, 2004 down from $722,325 for the nine-month period ended June 30, 2003. The decrease in the costs during the three-month period ended June 30, 2004 reflects a drop in expenses related to CPE costs in fiscal 2003 that were not incurred in fiscal 2004. Partially offsetting the CPE reductions in the nine-month period ended June 30, 2004, is an increase in headcount to support our NotifyLink product development. We are gradually increasing our spending in the NotifyLink product research and development but even considering these efforts, there can be no assurance that the market will accept these products.

Sales and marketing

Sales and marketing expense consists primarily of personnel, travel costs and sales commissions related to our sales effort of the NotifyLink product line. Sales and marketing costs increased to $257,966 for the three-month period ended June 30, 2004 from $129,298 for the three-month period ended June 30, 2003. Sales and marketing costs increased to $637,140 for the nine-month period ended June 30, 2004 from $358,260 for the nine-month period ended June 30, 2003. This increase is primarily the result of personnel additions. We have expanded our NotifyLink product sales effort using an internal sales force and increasing our participation in product shows. We have also expanded our customer service group as they play a key role aiding successful installations of our enterprise product. Our executive staff maintains our Visual Got Mail Solution customer relationship and the sales expenses are low.

We anticipate that sales and marketing expenses will increase in future quarters as we hire additional sales and customer support personnel and attempt to expand our existing and create new distribution channels for our NotifyLink products.

General and administrative

General and administrative expense consists of general management and finance personnel costs, annual report and proxy costs, professional fees, occupancy costs and other general corporate expenses. General and administrative expenses decreased to $352,932 for the three-month period ended June 30, 2004 from $359,189 for the three-month period ended June 30, 2003. General and administrative expenses decreased to $1,103,276 for the nine-month period ended June 30, 2004 from $1,171,175 for the nine-month period ended June 30, 2003. Increased salary costs were partially offset by reductions in occupancy costs during the nine-month period ended June 30, 2004.

We expect that general and administrative expense will increase in future quarters as the requirements of being a public company conforming to the Sarbanes-Oxley Act unfold.

LIQUIDITY AND CAPITAL RESOURCES

During fiscal 2003 and the first nine months of fiscal 2004, we financed our operations through a combination of gross profit from sales of product and services and existing cash balances. Our ability to fund our recurring losses from operations depends upon the continuation of the current Visual Got Mail Solution program (including our ability to continue to realize recurring service revenues), our success in the wireless e-mail notification and wireless e-mail notification market solutions, and/or raising other sources of financing. We had a backlog of 125,000 Visual Got Mail Solution units as of June 30, 2004 for our Visual Got Mail Solution, which we expect to fulfill at a rate determined by the success of our customer’s sales program. We believe that our existing cash balances are sufficient to fund our operations through at least September 30, 2004. However, to fund our operations beyond September 30, 2004, we will need to continue our current level of revenue, raise additional funds or adjust downward our level of spending. Our ability to maintain Visual Got Mail Solution revenues will depend largely on strategic decisions of our single Visual Got Mail Solution customer which announced in June 2004 that it would stop soliciting new local telephone subscribers in seven states. This decision followed recent regulatory and court decisions relating to competitive issues in local telephone markets. The customer indicated in public disclosures that it was reviewing the status of its business in other states. Any decision by our Visual Got Mail customer to exit, or substantially curtail its operations in the local telephone market would be expected to have an adverse effect on our revenue, operating results and financial condition.

NOTIFY TECHNOLOGY CORPORATION

The increase in our NotifyLink revenues has impacted our cash and working capital. We sell our NotifyLink products on a twelve-month prepaid contract basis where the revenue is recognized over the twelve-month contract obligation even though we invoice the contract in the first month. Consequently, we record the unrecognized obligation as a liability in deferred revenue. There is a corresponding increase in cash as we invoice the entire contract at the time of sale but cash is also decremented by the expense of the sale. This process can result in deferred revenue growing faster than cash if we experience growth in the monthly rate of revenues of the NotifyLink product. The portion of deferred revenue representing NotifyLink contract obligations has increased from $104,000 on September 30, 2003 to $566,000 on June 30, 2004. In addition, on January 1, 2004, we instituted a non-refundable one-time server fee upon signing a contract that is recognized immediately and does not affect deferred revenue. This change in price structure partially accounts for the increase in the revenue contribution of NotifyLink in the nine-month period ended June 30, 2004.

In the event we require additional capital, we cannot predict whether we will be able to obtain financing on commercially reasonable terms, if at all. Any future financings may take the form of debt or equity securities or a combination of debt and equity, including convertible notes or warrants. In the event we are required to obtain additional financing, we cannot predict whether we could successfully conclude a financing with any new investors. Minimally, we expect that any additional financing could result in a substantial dilution of the equity and voting interests of our current shareholders.

Holders of our outstanding Series A preferred stock had the right to require us to redeem any unconverted shares of Series A preferred stock at any time and from time to time during the period from July 20, 2003 to July 25, 2004. The per share redemption price was $10.00 plus any accrued dividends. The holders of Series A preferred stock had the option to receive the redemption price in cash or in shares of our common stock, but we were not obligated to pay the redemption in cash unless our board of directors unanimously approved such payment in cash. If all holders of outstanding Series A preferred stock as of June 30, 2004 elected to redeem, the aggregate redemption price would have totaled $4,610,000. Subsequent to June 30, 2004, the holders of our Series A preferred stock chose to exercise their right of redemption in the form of common shares. The outstanding Series A preferred shares will be redeemed at an effective rate of 20 shares of common stock for each share of Series A preferred stock. The redemption date was set as July 20, 2004. 461,000 Series A preferred shares were presented for redemption and we have 60 days from July 20, 2004 to issue 9,220,000 shares of common stock.

At June 30, 2004, we had cash and cash equivalents of $1,068,151 and no restricted cash as compared to cash and cash equivalents of $556,805 and restricted cash of $436,000 at September 30, 2003. The increase in cash and cash equivalents during the period was attributable to the release of restricted cash held by our bank and collections of accounts receivable. Although our cash and cash equivalents increased between September 2003 and June 2004, our working capital decreased from $179,750 to $(229,338) at June 30, 2004 largely due to the growth of deferred revenue of $586,132 during the nine-month period.

Until fiscal 2003, we financed our operations primarily through sales of equity and debt securities and bank lines of credit. In the nine-month period ended June 30, 2004 we had a net cash inflow of $282,140 versus net cash used in operating activities in the nine-month period ended June 30, 2003 of $388,180. The net cash provided by operations in the nine-month period ended June 30, 2004 consisted primarily of the decrease in accounts receivable of $25,258 and an increase of $586,132 in deferred revenue representing Enterprise contracts sold but amortized over a twelve-month period partially offset by a decrease in accounts payable of $58,294 and net loss of $455,430. We anticipate that we will have a negative cash flow from operating activities in future quarters and years.

Net cash from investing activities was an inflow of $402,173 and $208,531 for the nine-month periods ended June 30, 2004 and 2003, respectively. The net cash inflow is due to the decrease in restricted cash partially offset by fixed asset purchases.

NOTIFY TECHNOLOGY CORPORATION

Net cash from financing activities was an outflow of $172,967 for the nine-months ended June 30, 2004 and an inflow of $325,500 for the nine-months ended June 30, 2003, respectively. The net cash outflow in fiscal 2004 relates to payments on our short term borrowings and capital leases and the net cash inflow in fiscal 2003 is from proceeds from our purchase order assignment agreement.

Short-term Borrowings

In September 2002, we entered into a purchase order assignment agreement with a financial institution that allowed for the assignment of purchase orders up to $750,000. Borrowings bore interest at 4% above the prime rate plus a set up fee of 2.75% and a daily maintenance fee of 0.09166% and were collateralized by substantially all of our assets. Borrowings were repaid either directly by our customers or by us upon receipt of payment from customers. We terminated this agreement in May 2004 as we have no active purchases for CPE.

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

A significant portion of our revenue is derived from the sale of a single solution to a single customer, which has recently stopped soliciting new subscribers in seven states and is reviewing its operations in other states.

Revenue from our Visual Got Mail Solution accounted for 51% and 93% of total revenue for the three-month periods ended June 30, 2004 and 2003, respectively, and 95% and 83% for the fiscal years ended September 30, 2003 and 2002, respectively. Although we are decreasing our dependence on the sales of our Visual Got Mail Solution, it remains as our largest single revenue stream. Also, the sales of the Visual Got Mail Solution were to a single long distance telephone company providing local telephone services. As we cannot assume that the sales from our NotifyLink services will increase significantly in the near term and our single customer for the Visual Got Mail Solution has reduced its program, we expect our revenue for at least the next two quarters and possibly longer will be largely influenced by the level of the service revenue of the Visual Got Mail Solution. Although, as of June 30, 2004, we had a backlog of approximately $2,000,000 in CPE orders from this customer, there can be no assurance that we will receive orders for additional CPE. Consequently, we expect that sales to this customer for fiscal 2004 will be substantially less than in fiscal 2003.

In June 2003, our customer implemented a program change in which they terminated a “give-away” to every new voice mail customer of the CPE portion of the Visual Got Mail Solution and began instead to sell the CPE to new customers. This change in our customer’s program strategy resulted in a drop in sales volume of the Visual Got Mail Solution. We have experienced a substantial drop in CPE shipments as a result. In addition, a significant portion of our revenue in the three-months ended June 30, 2004 and the fiscal year ended September 30, 2003 was related to Visual Got Mail Solution fulfillment and subscription services. If this customer continues to sell the CPE to its customers at the lower rate, our revenue, operating profit, and financial condition will continue to be materially and adversely affected. In addition, this customer could at any time decide to decrease its sales efforts with respect to local telephone service, cease to promote or provide voice mail services or use an alternative to our Visual Got Mail Solution. In particular, in June 2004, the customer announced that it would no longer solicit residential subscribers for local service in seven states and it was reviewing its activities in other states in the wake of adverse court and regulatory decisions relating to competitive issues in local telephone markets. If the customer were to exit, or substantially curtail its activities in the local telephone market, we would have no alternative distribution channel for our Visual Got Mail Solution and our revenue, operating results, and financial condition would be materially and adversely affected.

NOTIFY TECHNOLOGY CORPORATION

Because of our financial condition and our business plans, our financial statements disclose that there is substantial doubt as to our ability to continue as a going concern. Accordingly our business has a high risk of failure, and you could lose all your investment.

Due to our present financial condition and the risks associated with our business plans, there is substantial doubt as to our ability to continue as a going concern. We are currently researching and developing new products and enhancements to existing products. We are investing substantial resources in the development of our wireless product, NotifyLink. Our NotifyLink product line is in a growth stage and although starting to contribute to our revenues, the contribution to date has been modest. Our Visual Got Mail Solution sales are highly concentrated in one customer, which changed its program in June 2003 in a manner that has had an adverse effect on our revenues related to CPE sales. The customer has also announced its decision to cease soliciting customers in seven states and perform a strategic review in other states. The success of our business operations will depend on the success of our sales and development efforts for NotifyLink and/or on our ability to obtain further financing until such time, if ever, as there is favorable market acceptance for our new wireless software products. It is not possible for us to predict with assurance the outcome of these matters. If we are unable to achieve profitable operations from our new software wireless products or obtain further financing as required, then our business will fail.

We have a limited operating history and a history of losses, and there is no assurance of future profitability.

We commenced operations in August 1994 and through January 1996 were engaged primarily in research and development. We made a decision in January 2000 to develop and sell software applications for the 2way wireless data market. In addition, we have recently refocused our business and product strategy to emphasize our wireless software product line and to devote fewer resources to our wireline products. Accordingly, we have a limited operating history, particularly with respect to our wireless products and strategies, and we face all of the risks and uncertainties encountered by early-stage companies. For the fiscal years ended September 30, 2003, 2002, 2001, 2000, 1999, and 1998, we incurred net losses of $1.1 million, $1.7 million, $6.8 million, $3.5 million, $3.1 million, and $2.6 million, respectively. We incurred a net loss of $455,430 for the nine-month period ended June 30, 2004. As of June 30, 2004, we had an accumulated deficit of $22,875,757 and working capital deficiency of $229,338. We anticipate having a negative cash flow from operating activities in future quarters and years. We also expect to incur further operating losses in future quarters and years until such time, if ever, as there is a substantial increase in orders for our products and product sales generating sufficient revenue to fund our continuing operations. There can be no assurance that sales of our products will ever generate significant revenue, that we will ever generate positive cash flow from our operations, or that we will attain or thereafter sustain profitability in any future period.

The exercise of redemption rights by our preferred shareholders will result in substantial dilution to our existing common shareholders.

In July, 2004, holders of our Series A preferred stock exercised their rights to require us to redeem their Series A preferred stock for shares of common stock at an effective rate of 20 shares of common stock for each share of Series A preferred stock. The Series A preferred stock was otherwise convertible into common stock at a ten for one ratio (10:1) and had corresponding voting rights. As a result, the redemption election by the Series A preferred shareholders will substantially dilute the economic and voting interests of our common shareholders relative to their interests prior to the effectiveness of the redemption. We expect the redemption election by the preferred shareholders could have an adverse effect on the trading price of our common stock.

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

NOTIFY TECHNOLOGY CORPORATION

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

At June 30, 2004, we had an accumulated deficit of $22,875,757 and incurred a net loss of $455,430 for the nine-month period ended June 30, 2004 and a net loss of $1.1 million for the fiscal year ended September 30, 2003. Our working capital deficiency was $229,338. Our recently developed products will need to attain favorable market acceptance in order for us to be able to expand our research and development activities and to fund operating expenses beyond the current levels. We discontinued our Centrex Receptionist product line in July 2003 as the demand was so small and we reduced our headcount by two employees associated with the service associated with the Centrex Receptionist. Regardless, because our NotifyLink wireless product line is still in a growth stage and has only started to contribute to our revenues to date, the success of our business operations may depend upon our ability to obtain further financing until such time, if ever, as there is favorable market acceptance for our new wireless software products. Obtaining additional financing will be subject to a number of factors including market conditions, investor acceptance of our business plan and investor sentiment. These factors may make the timing, amount, terms and conditions of additional financing unattractive or unavailable to us. If we need to raise additional financing and are unable to do so, we will have to significantly reduce our spending, delay or cancel planned activities or substantially change our current corporate structure. In such an event, we intend to implement expense reduction plans in a timely manner. However, these actions would have material adverse effects on our business, revenues, operating results, and prospects, resulting in a possible failure of our business.

Our quarterly operating results may vary.

We anticipate that we will experience significant fluctuations in our operating results in the future. Fluctuations in operating results may cause the price of our common stock to be volatile. Operating results may vary as a result of many factors, including the following:

•	the continued commitment of our Visual Got Mail Solution customer to the voice mail business underlying our voice mail notification business as well as its commitment to the local telephone service market;

•	our level of research and development;

•	our sales and marketing activities;

NOTIFY TECHNOLOGY CORPORATION

•	announcements by us or our competitors;

•	size and timing of orders from customers;

•	new product introductions by us or our competitors;

•	licensing costs of additional patent conflicts; and

•	price erosion.

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

Our products may not be accepted.

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

For the foreseeable future, we intend to devote substantial research and development and sales and marketing resources to the NotifyLink product line and to promote general consumer and business interest in our products. There can be no assurance that such efforts will be successful or that significant market demand for our products will ever develop

We depend on limited number of potential customers and need to develop marketing channels.

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

We are expanding our distribution channels for our wireless products by participating in industry events, training programs for telephone and wireless carrier sales representatives and presenting at Novell®

NOTIFY TECHNOLOGY CORPORATION

Groupwise® user meetings across the United States. We also have limited international sales as opportunities present themselves. Our management will need to expend time and effort to develop these channels. We also recently changed our customer profile from volume sales to a limited number of large customers to relatively small sales to a large number of individual customers and we have begun expanding our internal sales force in response. Because our marketing efforts have been largely focused on developing relationships for wireline products, our management has had only limited experience in selling wireless products with the new customer profile. We may not be able to adapt our traditional marketing and distribution programs to expand our internal sales force rapidly enough and develop other distribution channels and any marketing efforts undertaken by or on behalf of us may not be successful.

Our products may suffer from defects.

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

We face significant competition.

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

Delisting from the Nasdaq SmallCap Market may affect the liquidity of our trading market and the market price of our common stock.

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

NOTIFY TECHNOLOGY CORPORATION

future capital raising transactions, any of which could cause the market price of our common stock to decrease. Delisting subjects our common stock to the “penny stock rules” contained in Section 15(g) of the Securities Exchange Act of 1934.

We depend on key executives.

Our potential for success depends significantly on key management employees, including our Chairman, President and Chief Executive Officer, Mr. Paul F. DePond, our Vice President of Operations, Gaylan Larson, our Vice President of Product Development, Rhonda Chicone Shick, our Chief Financial Officer, Gerald W. Rice and our Director of Internal Sales, Elizabeth Dorman Walls. We have entered into employment agreements with these five key management employees. The loss of their services or those of any of our other key employees would materially adversely affect us. We also believe that our future success will depend in large part on our ability to attract and retain additional highly skilled technical, management, sales and marketing personnel. If we were unable to hire the necessary personnel, the development of new products and enhancements to current products would likely be delayed or prevented. Competition for these highly-skilled employees is intense. Therefore, there can be no assurance that we will be successful in retaining our key personnel and in attracting and retaining the personnel we require for expansion.

Our intellectual property may not be adequately protected and we may infringe the rights of others.

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

We may not be able to obtain critical components from our suppliers.

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

NOTIFY TECHNOLOGY CORPORATION

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

Our products may not comply with government regulations and industry standards.

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

Our stock price may be volatile.

The market price for our common stock may be affected by a number of factors, including the announcement of new products or product enhancements by us or our competitors, the loss of services of one or more of our executive officers or other key employees, actual or anticipated fluctuations in our or our competitors’ results of operations, changes in earnings estimates, developments in our industry, the holders of our Series A preferred stock exercising certain redemption rights, or the perception in the market of possible sales of substantial numbers of shares of our common stock by our directors, officers, employees or principal shareholders, general market conditions and other factors, including factors unrelated to our operating performance or the operating performance of our competitors. In addition, stock prices for many companies in the technology sector have experienced wide fluctuations that have often been unrelated to the operating performances of these companies. These factors and fluctuations, as well as general economic, political and market conditions, such as recessions, may materially adversely affect the market price of our common stock.

Sales of outstanding shares may hurt our stock price.

A substantial number of our outstanding shares are held by a relatively small number of shareholders. The market price for our common stock could fall substantially if these shareholders sell, or attempt to sell, large amounts of our common stock. Potential future sales of our common stock include the following:

•	Pursuant to our SB-2 Registration Statement, 9,220,000 shares of common stock issuable upon completion of the redemption dated July 20, 2004 of our Series A preferred stock.

NOTIFY TECHNOLOGY CORPORATION

•	Pursuant to our SB-2 Registration Statement, 3,122,820 shares of common stock that underlie our outstanding Series A preferred stock options and warrants that may be sold from time to time upon the effectiveness of such registration statement.

•	David Brewer holds 1,161,600 shares of common stock that we have agreed to register for resale.

•	Various investors hold 535,538 shares of common stock that we have agreed to register for resale.

Outstanding options and warrants may dilute current shareholders or prevent us from receiving financing.

The following options and warrants to purchase our common stock were outstanding as of June 30, 2004:

•	options to purchase 3,408,667 shares of common stock and 220,995 additional shares of our common stock reserved for issuance under our 1997 Stock Plan;

•	warrants to purchase 190,354 shares of common stock at a price of $0.01 per share issued to various prior investors as an anti-dilution adjustment to our issuance of securities in our July 2001 private placement;

•	warrants to purchase an aggregate of 1,871,651 shares of common stock at a price per share of $1.00 issued in connection with our July 2001 private placement; and

•	options to purchase an aggregate of 9.2685 units at a price per unit of $100,000, each unit consisting of shares of Series A preferred stock convertible into an aggregate of 100,000 shares of common stock and a warrant to purchase 35,000 shares of common stock issued to the placement agent in our July 2001 private placement.

The exercise of these options and warrants may dilute our current shareholders. In addition, holders of these options and warrants may exercise them at a time when we would otherwise be able to obtain additional equity capital on terms more favorable to us. Moreover, while these options and warrants are outstanding, our ability to obtain financing on favorable terms may be adversely affected.

Our charter provisions may discourage acquisition bids.

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

Our articles of incorporation limit the liability of officers and directors and we have entered into indemnification agreements with them.

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

NOTIFY TECHNOLOGY CORPORATION

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

(b) Changes in Internal Control Over Financial Reporting.

During the period covered by this Quarterly Report on Form 10-QSB, there were no significant changes in our internal control over financial reporting or in other factors that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

NOTIFY TECHNOLOGY CORPORATION

PART II. OTHER INFORMATION

Item 5. Other Information

In accordance with Section 10A(i)(2) of the Securities Exchange Act of 1934, as added by Section 202 of the Sarbanes-Oxley Act of 2002, we are required to disclose the non-audit services approved by our audit committee to be performed by Burr, Pilger & Mayer LLP (“BPM”), our external auditors. Non-audit services are defined as services other than those provided in connection with an audit or a review of the financial statements of a company. Our audit committee has approved the engagement of BPM for non-audit services in fiscal 2004, including tax related services.

Item 6. Exhibits and Reports on Form 8-K

(a)	Exhibits:

10.16	Amended and Restated Employment Agreement dated July 6, 2004 between the Registrant and Paul F. DePond

10.17	Amended and Restated Employment Agreement dated July 6, 2004 between the Registrant and Gerald W. Rice

10.18	Employment Agreement dated July 6, 2004 between the Registrant and Rhonda Chicone-Shick

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer and Chief Financial Officer under Section 906 of the Sarbanes-Oxley Act of 2002

(b)	Reports on Form 8-K

On May 7, 2004, we furnished a Current Report on Form 8-K to report the financial results of the second fiscal quarter ended March 31, 2003. Such report was “furnished” but not “filed” with the SEC.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

NOTIFY TECHNOLOGY CORPORATION
Dated: August 12, 2004
/s/ Gerald W. Rice
Chief Financial Officer
(Principal Financial and Accounting Officer)