Form 10KSB
period 2004-09-30
NOTIFY TECHNOLOGY CORP
filed 2004-12-22
CIK 1031980

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-KSB

(Mark one)

☒	Annual Report Under Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Fiscal Year Ended September 30, 2004

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

Common Stock

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

State issuer’s revenues for its most recent fiscal year.    $3,528,099

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the Registrant, based upon the closing sale price of the Common Stock on December 6, 2004, was approximately $1,890,390. Shares of Common Stock held by officers and directors and their affiliated entities have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily conclusive for other purposes.

The number of shares outstanding of Registrant’s common stock, $0.001 par value at December 10, 2004 was 13,843,995 shares.

Transitional Small Business Disclosure Format (check one):    Yes  ☐    No  ☒

DOCUMENTS INCORPORATED BY REFERENCE

Part III of this Form 10-KSB incorporates certain information by reference from the Registrant’s definitive proxy statement for the 2005 Annual Meeting of Shareholders. Except with respect to the information specifically incorporated herein by reference, the proxy statement is not deemed to be filed as a part hereof.

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

ITEM 1. Description of Business

Notify Technology Corporation (also referred to as “we”, “us” and “our” unless the context otherwise requires) was incorporated in the state of California in August 1994. We are a software developer of enterprise mobility solutions for wireless and wireline handheld devices supporting a variety of email platforms including Novell GroupWise™, Microsoft Exchange™, and various IMAP4 email solutions. Our product links a company email server with employees away from their office using various handheld wireless devices to manage their email, calendar appointments and address book. Our product allows devices from different manufacturers to operate on the same system and the use of different network carriers if required.

We have also been a supplier of traditional landline or wireline call and message notification products and services. In fiscal 2001, we developed a voice mail notification product known as the Visual Got Mail Solution for a long distance company entering the local telephone market. The Visual Got Mail Solution uses a combination of server based software and a modified version of our Call Manager caller-id adjunct device. Although we shifted our focus to the enterprise mobility software business in fiscal 2003 and fiscal 2004, the Visual Got Mail Solution generated substantially all of our revenue in fiscal 2002 and 2003 and a substantial majority of our revenue in fiscal 2004. We have continued to generate service revenue from the currently installed base of voice mail users even though new sales of the Visual Got Mail Solution have declined significantly since mid fiscal 2003. Because we believe our greatest opportunity for future growth lies with our wireless product line, the primary focus of our sales, marketing and development effort in fiscal 2004 has been in our mobility software products. Wireless products contributed approximately 28% of our total revenue in fiscal 2004 as compared to <1% of total revenues in fiscal 2003. We currently sell our products through direct sales and a reseller channel both domestically and, to a small extent, internationally.

Notify Technology is a provider of secure real time wireless synchronization of email and calendar, contacts, and tasks for the Novell GroupWise and IMAP4 markets. With hundreds organizations using the NotifyLink Enterprise Edition for Novell GroupWise and IMAP4, Notify has developed a feature rich solution for mobile users of Novell GroupWise and a variety of IMAP4 email providers such as SunOne, Oracle, SendMail, MiraPoint, Stalker, Ipswitch and others. The NotifyLink Enterprise Edition for GroupWise and IMAP4 provides secure, synchronized access, and management of email, calendar, contacts, and tasks on wired or wireless devices based on Palm, Windows Mobile, or Blackberry operating systems. Notify provides broad support for wireless PDA’s, supporting over 50 different wireless PDAs from manufactures such as PalmOne, Kyocera, Samsung, RIM, Hitachi, Toshiba, Dell, Sony, Motorola, and others.

For wireless device users, the NotifyLink solution provides support for a variety of wireless networks including cellular networks such as CDMA/1XRTT, GSM/GPRS, iDEN, Mobitex, DataTac, ReFLEX and all

fixed wireless networks using 802.11x technology. For “wired” devices such as Palm and Pocket PC PDA’s, the NotifyLink Enterprise Edition for Novell GroupWise and IMAP4 will provide network based synchronization allowing the mobile user to synchronize their mobile device independent of their desktop location. Notify has designed the NotifyLink solution for information technology (IT) organizations that desire centralized management and support for their mobile user needs. With the NotifyLink Enterprise Edition for GroupWise, organizations can easily support their growing mobile workforce while providing a migration path from wired to wireless device usage. GroupWise organizations continue to face the challenge of seeking a single solution for enterprise mobile device synchronization for email, calendar, contact, and task information. Notify Technology has enhanced its NotifyLink Enterprise solution for GroupWise to handle both wireless and wired mobile devices.

Notify has enhanced its NotifyLink Enterprise Edition for Novell GroupWise to include support for GroupWise Trusted Applications support, integration with Novell’s eDirectory for GroupWise. support for GroupWise on LINUX, and Apache HTTP servers running on Windows and LINUX. Notify provides organizations with technical support for evaluating, installing, and upgrading their NotifyLink Enterprise Edition software. Notify also offers organizations the option to purchase onsite support at competitive prices.

Our wireline or legacy product is the Visual Got Mail Solution for voice mail notification sold to one long distance telephone company that provides voice mail as part of its local service product. In late fiscal 2004, this customer reduced its commitment to the local service that employs our product such that we consider the Visual Got Mail Solution a declining product with an unknown remaining life.

Products

NotifyLink

The NotifyLink product line is an email and Personal Information Management (PIM) system designed for business users. The NotifyLink Edition for GroupWise and for IMAP4 is based on a client-server architecture comprised of the NotifyLink Enterprise server and the NotifyLink device client module. The NotifyLink Enterprise Server product involves three components: database component, web component and a messaging component. All three components may be installed to the same server or each component can be installed to a separate server in a more distributed environment. The NotifyLink Enterprise solution is ideal for companies whose employees include mobile professionals who need real-time synchronization of their existing email to any one of a variety of supported mobile devices. With the NotifyLink solution, mobile users can read, compose, reply, forward, mark as read, and delete email messages from their mobile device. The NotifyLink solution provides users with an “automatic” synchronization of emails sent to end users’ email mailbox and all emails originated, forwarded and replied to from the mobile device will be synchronized with the user’s desktop.

NotifyLink Enterprise Edition provides email users with a platform specific smart client, which is loaded on the mobile device. Once on the mobile device, the user will be able to open the email, read it and then perform any number of operations including replying, forwarding, and even deleting the email. Notify supports attachment download and upload for Palm, Pocket PC, and Blackberry mobile devices. NotifyLink also supports the ability to forward attachments. NotifyLink provides bi-directional mobile synchronization of the user’s Calendar, Contacts, and Tasks regardless of whether the information was entered on the mobile device or at the user’s desktop. The transmitted information keeps personal calendars continually up to date at both the server level and the mobile device level.

NotifyLink also supports both Triple DES and the latest Advanced Encryption Standard (AES). AES is a Federal Information Processing Standard (FIPS), that specifies a cryptographic algorithm for use by U.S. Government organizations to protect sensitive, unclassified information.

NotifyLink Hosted Product

We introduced a new version of the NotifyLink Edition for GroupWise product in November 2004. The NotifyLink Hosted Edition for GroupWise provides users with the same features at the device client level as the NotifyLink Enterprise Edition for GroupWise without the need to install a NotifyLink server. The product provides the same email and PIM support to the customer from a Notify Technology Corporation hosted server site. The NotifyLink hosted service is authorized to pull email and PIM data from the customers’ site and forward it to the specified customers’ wireless device. The NotifyLink hosted product is designed for those customers that have too few devices to justify an internal server or who do not have the internal IT resources to maintain a NotifyLink server. This is a new product and we cannot provide the assurance that it will be widely accepted in the market. The NotifyLink hosted product had no revenue impact in fiscal 2004.

Visual Got Mail Solution

Our legacy Visual Got Mail Solution is designed to provide Voice Mail notification services to customers. Our revenues to date have consisted principally of sales to one customer in connection with its local voice mail telephone service. The Visual Got Mail Solution, designed for telephone company deployment as a service offering, includes a scalable carrier class server infrastructure that we host and a Call Manager telephone adjunct that we manufacture and sell. The Visual Got Mail Solution integrates our caller-id technology with a unique method of voice mail notification into a single device that can fit into the palm of your hand. Revenues for the Visual Got Mail Solution declined substantially from fiscal 2003 to fiscal 2004 as the customer reduced its commitment to providing local telephone services. Visual Got Mail Solution revenue consisted principally of service revenue from an installed base of voice mail users built up since May 2002 but in decline since July 2004. We expect the Visual Got Mail Solution revenues to be adversely affected in future periods by the decline in the installed base of voice mail users.

Sales, Marketing and Distribution

We are expanding our customer base by gathering leads through several channels. We have an inside sales force that handles leads generated from our corporate web site, the web sites of our strategic partners where we maintain a presence, referrals from 2way wireless carriers and other customers. Carriers that we have referral relationships with include Verizon Wireless, AT&T Wireless, T-Mobile Wireless, Cingular Wireless and Nextel Wireless in the United States and Bell Mobility Wireless, Telus, and Rogers Communications in Canada. Another channel is based on referrals from 2way device manufacturers such as Palm, Inc., Handspring, and Kyocera Wireless. Additional leads come from Novell’s Cool Solutions Web site and the PalmSource web site. One market advantage of our NotifyLink wireless solution is that we support Novell’s email system called GroupWise. We will continue to receive referrals from these channel partners only to the extent that they successfully refer our products and services to interested customers.

Our Visual Got Mail Solution has generated revenue from both Voice Mail notification services to the users of our customer and sales of adjunct equipment devices. Service revenue is based on the monthly active installed base of Voice Mail users and varies as the installed base changes. The installed base grew to a high of 490,000 voice mail users in July 2004 but has since been in decline due to the reduction of our customer’s commitment to marketing the voice mail services that the Visual Got Mail Solution supports. The installed base of voice mail users has declined or “churned off” approximately 6% in July through September 2004 with a corresponding decline in our service revenue. The second component of the Visual Got Mail Solution is a hardware device that we supply and is sold by our customer to their end users of voice mail. Orders to ship this product effectively ceased in September 2004 with no written commitment that shipments will be renewed. Although we have a customer backlog of 124,000 devices as of September 30, 2004 and carry related deferred revenue on our balance sheet, we have no inventory position in the units and cannot predict when or if we will receive a delivery request for those units. Our customer has indicated that shipments of the hardware may resume although at a very modest rate and at a time not yet established. A number of units in inventory are also considered obsolete and may be disposed of. In the event the customer elects to dispose of the obsolete units, it would result in a one-time recognition of revenue on our part of the gross sales value of the units involved. If the demand for the Visual Got Mail Solution were to cease or decline at an accelerated rate, it could result in a similar one-time recognition of revenue but the loss of the on-going service revenue would have a materially adverse affect on our business. We also cannot predict the churn pattern going forward or predict further business decisions by our customer and there can be no assurance that our customer will continue to use the Visual Got Mail Solution.

The traditional sales activities for our wireline products were large direct contracts with large telephone companies. The Visual Got Mail Solution followed that pattern but sales of our NotifyLink products consist of numerous small contracts sold directly to individual companies. For the NotifyLink product line, we typically sell annual licenses recognized ratably over the term of the contract. The Visual Got Mail Solution, NotifyLink product line and unrelated royalty revenue accounted for 66%, 28% and 4% of total revenues in fiscal 2004, respectively. In fiscal 2003, the Visual Got Mail Solution, NotifyLink product line and unrelated royalty revenue accounted for 95%, 1% and <1% of total revenue, respectively.

Technical and Marketing Support

We have developed product collateral, improved web site design and expanded marketing programs for the NotifyLink products. This program includes product awareness branding and product training through various mediums such as Company web site marketing; strategic partner web site marketing; regional, national and international trade shows; strategic partner regional user meetings; carrier training seminars; webinars; user market surveys and a monthly news letter.

We provide customer technical support to our customers for all of our products and product installation for our NotifyLink customers. We maintain a hosting center for our Visual Got Mail Solution in California and a hosting center for our NotifyLink product line in Ohio. We also supply the support to maintain up-time requirements for the Visual Got Mail Solution and our NotifyLink hosted products.

Research and Development

We incurred $1,034,221 and $990,355 in research and development expenses in fiscal 2004 and 2003, respectively. The net increase reflects personnel additions to support and further develop our NotifyLink product line offset by personnel reductions in our Visual Got Mail Solution design staff. Our development efforts were primarily devoted to improving our software product, porting our solution to new wireless devices released by wireless device manufacturers, and creating new products within the NotifyLink family. Our software engineering development is located in our offices in Canfield, Ohio. We believe that our future success, if any, depends significantly on our ability to continue to enhance our existing wireless products and to develop new products. Therefore, we intend to continue to incur research and development costs.* We expect that our research and development efforts will be focused in wireless software as our wireline products are mature and their market declining.

Manufacturing

Our manufacturing efforts in fiscal 2004 were related to the Visual Got Mail Solution and consisted mainly of fulfillment services, product refurbishing activities and warranty support. We did not order any new product in fiscal 2004 from our offshore turnkey manufacturer that produced the Call Manager that is a component in our Visual Got Mail Solution. Our customer still has a significant inventory from which to fulfill orders. Fulfillment services declined in fiscal 2004 and ceased in September 2004 with the absence of customer fulfillment requests. Our customer has indicated the possibility of re-newing shipment although at a very modest rate and at a time not yet established. The low fulfillment activity in fiscal 2004 has resulted in a relatively small the number of units still under warranty thereby minimizing our potential warranty expense exposure.

Governmental Regulation and Industry Standards

Our wireline products must comply with a variety of regulations and standards including regulations and standards set by the Federal Communications Commission, Underwriters Laboratories, National Registered Testing Laboratories, and Bell Communications Research. If we enter international markets, we will be required to comply with whatever governmental regulations and industry standards exist in those markets. Additional legislative or regulatory changes are possible. A failure by us to comply with existing regulations and standards or to adapt to new regulations and standards could have a material adverse effect on our business and operating results.

Competition

We believe the market for our wireless products is highly competitive and that competition is likely to intensify. In the market for wireless e-mail notification and management software, we compete with Research In Motion Limited, Consilient Technologies Corp., and JP Mobile. Our Visual Got Mail Solution indirectly competes with a single alternate Voice Mail notification service offered by local exchange carriers such as BellSouth, SBC Communications, and Verizon. Many of these companies have greater financial, technical and marketing resources than we do. In addition, there are several companies with substantially greater technical, financial and marketing resources than we have that could produce competing products. These companies include wireless software providers such as Extended Systems, Intellisync, Visto and Good Technology. We expect that to the extent that the market for our products develops, competition will intensify and new competitors will enter the market. We may not be able to compete successfully against existing and new competitors as the market for our products evolves and the level of competition increases. A failure to compete successfully against existing and new competitors would materially and adversely affect our business, revenues, operating results, and financial condition.

Proprietary Rights

We regard various features and design aspects of our products as proprietary and we rely primarily on a combination of patent, copyright, and trademark laws and employee and third-party nondisclosure agreements to protect our proprietary rights. We have been issued a patent covering the design of our MessageAlert products in 1995 that expires in 2010 and a patent covering the MultiSense technology used in our MessageAlert product issued in 1996 that expires in 2016 and a patent on our Call Manager in 1999 that expires in 2019. We have also applied for patents on our Visual Got Mail technology. We intend to continue to apply for patents, as appropriate, for our future technologies and products. There are few barriers to entry into the market for our products, and there can be no assurance that any patents we apply for will be granted, that any issued patents will be enforceable or valid, or that the scope of our patents or any patents granted in the future will be broad enough to protect us against the use of similar technologies by our competitors. There can be no assurance, therefore, that any of our competitors, some of whom have far greater resources than we do, will not independently develop technologies that are substantially equivalent or superior to our technology.

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

In fiscal 1997, we entered into a non-exclusive license agreement with Active Voice Corporation for the right to use patented technology held by Active Voice Corporation pursuant to which we have paid an up-front fee on our sales of products that contain stutter dial tone detection.

In fiscal 1998, we entered into a royalty agreement with Uniden America Corporation (“Uniden”) allowing Uniden to incorporate our VMWI technology into Uniden’s products for a per unit fee. In fiscal 2004, we expanded the agreement and granted Uniden an unlimited restricted license in exchange for a lump sum. Royalty revenue from this agreement was $154,975 and $34,625 in fiscal 2004 and 2003, respectively.

In November of 2003, NCR Corporation and Notify Technology Corporation entered into a non-exclusive license agreement that allows us to offer certain product features on our Enterprise product that are covered by a patent held by NCR. This agreement requires a royalty payment on Enterprise revenue subject to the patent.

Employees

As of September 30, 2004, we employed forty-four (44) persons of whom thirteen (13) were engaged in research and development, three (3) in operations, nine (9) in sales and marketing, fourteen (14) in customer service, and five (5) in general administration and finance. Forty-two of these employees are employed on a full-time basis. None of our employees are currently represented by a labor union. We consider our relations with our employees to be good.

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

RISK FACTORS

A Significant Portion of our Revenue is Derived from the Sale of a Single Solution to a Single Customer and that Customer is Changing Their Business Commitment to the Market in Which Our Product is Sold

For the fiscal year ended September 30, 2004, 62% of our revenue came from the sale of our Visual Got Mail Solution to a single competitive provider of local phone services. In July 2004, the customer changed its business position in the market in which our product is sold and terminated its outbound marketing efforts. Although our customer continues to purchase our service product from us, the installed base upon which our service is based has changed from a growth status to a declining status. Furthermore, shipments of the hardware or Consumer Premise Equipment (CPE) portion of the Visual Got Mail Solution were suspended. Although as of September 30, 2004, we had a backlog to fulfill approximately $2,000,000 of CPE for this customer, there is little expectation that we will receive the fulfillment orders to ship this product. We have no inventory position in this product as it belongs to our customer, but we will not realize approximately $790,000 in potential fulfillment revenue if the balance of this product remains unshipped. If, for whatever reason, this customer is not able to, or chooses not to, sell or support its voice mail service, or the contractual rate we charge per user is renegotiated down, or our agreement is not renewed in April 2005, our revenue, operating profit and financial condition would be materially adversely affected. In such an event, we would have no alternative distribution channel for our Visual Got Mail Solution and our revenue, operating results and financial condition would be materially adversely affected.

Because of Our Financial Condition and Our Business Plans, Our Financial Statements Disclose That There is Substantial Doubt as to Our Ability to Continue as a Going Concern and Accordingly Our Business Has a High Risk of Failure

We are currently replacing our wireline products with our wireless software products and researching and developing new products and enhancements to our existing NotifyLink product family. Due to our present financial condition and our business plans, there is substantial doubt as to our ability to continue as a going concern. To date, our NotifyLink product line has not generated sufficient revenue to completely replace our wireline products. As our wireline revenues decline, we need to improve the sales of NotifyLink to compensate. The success of our business operations will depend upon a significant favorable market acceptance for our new wireless software products and our ability to obtain further financing. It is not possible for us to predict with assurance the outcome of these matters. If we are unable to achieve profitable operations from our new software wireless products or obtain further financing, then our business will fail. We cannot predict whether we will be able to obtain additional financing when or as needed. Any potential financing could take the form of debt or equity and could include terms that are unfavorable to the Company and its/or its existing stockholders. Any equity financing transaction would be expected to dilute the equity and voting interests of our existing stockholders.

We Have a History of Losses, and There is No Assurance of Future Profitability

We commenced operations in August 1994 and through January 1996 were engaged primarily in research and development. We introduced the Visual Got Mail Solution in fiscal 2001 and made a subsequent decision in fiscal 2003 to refocus our strategy on developing and selling software applications for the 2way wireless data market. Accordingly, our business has changed substantially in recent years, making it difficult to make period-to-period comparisons of our operations, and we face all of the risks and uncertainties encountered by early-stage companies. For the fiscal years ended September 30, 2003, 2002, 2001, 2000, 1999, and 1998, we incurred net losses of $1,100,475, $1,741,752, $3,337,612, $3,526,452, $3,123,284 and $2,617,561 respectively. We incurred a net loss of $655,908 for fiscal 2004 and as of September 30, 2004, we had an accumulated deficit of $23,076,235 and a working capital deficit of $413,953. We anticipate having negative cash flow from operating activities in future quarters and years. We also expect to incur further operating losses in future quarters and years until such time, if ever, as there is a substantial increase in orders for our products and product sales generating sufficient revenue to fund our continuing operations. There can be no assurance that sales of our products will ever generate significant revenue, that we will ever generate positive cash flow from our operations or that we will attain or thereafter sustain profitability in any future period.

If We Are Unable To Market Our Wireless Software Products and Achieve Industry Acceptance Quickly, We Could Lose Existing And Potential Customers and Our Sales Would Decrease

Although a significant portion of our current revenue continues to come from servicing our installed base of the wireline Visual Got Mail Solution, we expect the Visual Got Mail Solution revenue to continue to decline in future periods. Accordingly, we must invest in our wireless products in order to grow our revenues and improve our financial condition. We need to market our new wireless software products on a timely basis to keep pace with technological developments, emerging industry standards, and the growing needs of our sophisticated customers. We intend to extend our product offerings primarily through our NotifyLink product line.* However, we may experience difficulties in marketing these new products, and our inability to timely and cost-effectively introduce them and future enhancements, or the failure of these new products or enhancements to achieve market acceptance, could seriously harm our business. Life cycles of wireless software products are difficult to predict, because the market for such products is new and evolving and characterized by rapid technological change, frequent enhancements to existing products and new product introductions, changing customer needs and evolving industry standards. The introduction of competing products that employ new technologies and emerging industry standards could render our products and services obsolete and unmarketable or shorten the life cycles of our products and services. The emergence of new industry standards might require us to redesign our products. If our products are not in compliance with industry standards that become widespread, our customers and potential customers may not purchase our products.

If the Market for Wireless Data Communications Devices Does Not Grow, We May Not Successfully Sell Our NotifyLink Products

The overall market for wireless data communications devices has experienced significant growth in recent years. The success of our NotifyLink Enterprise and Hosted products depends upon this growth. There can be no assurance that the market for wireless software products will continue to grow, that firms within the industry will adopt our software products for integration with their wireless data communications solutions, or that we will be successful in independently establishing product markets for our wireless software products. We cannot predict that growth of our NotifyLink products will continue or maintain itself at the current level. If the various markets in which our software products compete fail to grow, or grow more slowly than we currently anticipate, or if we were unable to establish product markets for our new software products, our business, results of operation and financial condition would be materially adversely affected.

We May Be Unable to Generate the Capital Necessary to Support Our Planned Level of Research and Development Activities or to Manufacture and Market Our Products

At September 30, 2004, we had an accumulated deficit of $23,076,235 and incurred a net loss of $655,908 for the year ended September 30, 2004. We also had a working capital deficit at that date of $413,953. Our recently developed NotifyLink products will need to attain favorable market acceptance in order for us to be able to continue our research and development activities and to fund operating expenses at current levels. Regardless, because our NotifyLink wireless product line has not provided sufficient contributions to our revenues to date to operate profitably without the contribution of our Visual Got Mail Solution revenue, the success of our business operations will depend upon a significant favorable market acceptance for our new wireless software products and our ability to obtain further financing. Obtaining additional financing will be subject to a number of factors including market conditions, investor acceptance of our business plan, and investor sentiment. These factors may make the timing, amount, terms and conditions of additional financing unattractive or unavailable to us. If we are unable to raise additional financing, we will have to significantly reduce our spending, delay or cancel planned activities or substantially change our current corporate structure. In such an event, we intend to implement expense reduction plans in a timely manner. However, these actions would have material adverse effects on our business, results of operations, and prospects, resulting in a possible failure of our business.

Our Quarterly Operating Results May Vary

We anticipate that we will experience significant fluctuations in our operating results in the future. Fluctuations in operating results may cause the price of our common stock to be volatile. Operating results may vary as a result of many factors, including the following:

•	the reduced commitment of our long distance customer to the voice mail business underlying our voice mail notification business;

•	our level of research and development;

•	our sales and marketing activities;

•	announcements by us or our competitors;

•	size and timing of orders from customers;

•	new product introductions by us or our competitors;

•	licensing costs of patent conflicts; and

•	price erosion.

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

Our Products May Not Be Accepted

We announced the launch of our new NotifyLink web based service and our NotifyLink Desktop products in November 2000. We released improved versions of the NotifyLink product throughout fiscal 2003 and 2004. The newest member of the NotifyLink family, the Hosted product, was introduced in November 2004. To date, we have received increasing but limited revenue from the sale of these products. We do not believe our sales to date are sufficient to determine whether or not there a sufficient consumer or business demand for our products to bring us to profitability.

We intend to devote resources to sales and marketing efforts of the NotifyLink product line and to promote general consumer and business interest in our products. There can be no assurance that such efforts will be successful or that significant market demand for our products will ever develop.

We Depend on a Limited Number of Potential Customers and Need to Develop Marketing Channels

We participate in informal referral arrangements with several wireless carriers, 2way wireless device manufacturers and one net ware company for the sale of our NotifyLink products and services where our products assist in the sales of their products. We have a limited direct sales force to sell our NotifyLink products and services to eventual users and we rely upon both formal and informal referral arrangements to provide leads for our NotifyLink Enterprise products. To date, most of our referral arrangements are informal and we will receive referrals only to the extent that our referral partners successfully refer our products and services to potential users. There can be no assurance that we will achieve a significant volume of sales of our NotifyLink products and services to end users or that we will continue to receive referrals from our informal arrangements. Our Enterprise solution product is relatively new and we have not yet achieved sufficient growth in our sales to operate profitably without contribution from our Visual Got Mail Solution, whose sales are expected to be limited to service revenues from a gradually declining installed base.

We are expanding our distribution channels for our wireless products by participating in national and regional trade shows, promotions with strategic partners, training programs for telephone and wireless carrier sales representatives and presenting at Novell Groupwise user meetings across the United States. We cannot predict whether these activities will result in increased wireless revenues. We also have limited international sales as we rely on opportunities that present themselves due to limited resources. Our management will need to expend time and effort to develop these channels. We are also changing our customer profile from volume sales to a limited number of large telecommunication customers to relatively small sales to a large number of business customers and we have expanded our internal sales force in response. Because, historically, our marketing efforts have been largely focused on developing relationships for wireline products, our management has had only limited experience in selling wireless with the new customer profile. We may not be able to adapt our traditional marketing and distribution programs to expand our distribution channels and any marketing efforts undertaken by or on behalf of us may not be successful.

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

We Face Significant Competition

We believe the market for our wireless products is highly competitive and that competition is likely to intensify. In the market for wireless email notification and management software, we compete with Research In Motion Limited, Consilient Technologies Corp., Infowave Software, Inc, Wireless Knowledge, Extended Systems, Synchrologic, Visto and Good Technology. Our Visual Got Mail Solution indirectly competes with a single alternate Voice Mail notification service offered by local exchange carriers such as BellSouth, SBC Communications, and Verizon. Many of these companies have greater financial, technical and marketing resources than we do. In addition, there are several companies with substantially greater technical, financial and marketing resources than we have that could produce competing products. These companies include wireless software providers such as Consilient Technologies Corp., Infowave Software, Inc, Wireless Knowledge, Extended Systems, Synchrologic, Visto and Good Technology. We expect that to the extent that the market for our products develops, competition will intensify and new competitors will enter the market. We may not be able to compete successfully against existing and new competitors as the market for our products evolves and the level of competition increases. A failure to compete successfully against existing and new competitors would materially and adversely affect our business, revenues, operating results, and financial condition.

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

We Depend on Key Executives

Our potential for success depends significantly on key management employees, including our Chairman, President and Chief Executive Officer, Mr. Paul F. DePond, our Vice President of Development, Rhonda Chicone-Shick, our Chief Financial Officer, Gerald W. Rice, our Vice President of Business Development, Gordon S. Faulmann, and our Director of Inside Sales, Elizabeth Dorman. We have entered into employment agreements with these five key management employees. The loss of their services or those of any of our other key employees would materially adversely affect us. We also believe that our future success will depend in large part on our ability to attract and retain additional highly skilled technical, management, sales and marketing personnel. If we were unable to hire the necessary personnel, the development of new products and enhancements to current products would likely be delayed or prevented. Competition for these highly-skilled employees is intense. Therefore, there can be no assurance that we will be successful in retaining our key personnel and in attracting and retaining the personnel we require for expansion.

Our Intellectual Property May Not Be Adequately Protected and We May Infringe the Rights of Others

We regard various features and design aspects of our products as proprietary and rely primarily on a combination of patent and trademark laws and employee and third-party nondisclosure agreements to protect our proprietary rights. We were issued a patent covering the design of our MessageAlert products in 1995 that expires in 2010, a patent covering the MultiSense technology used in our MessageAlert product issued in 1996 that expires in 2016 and a patent on our Call Manager call waiting device in 1999 that expires in 2019. We intend to continue to apply for patents, as appropriate, for our future technologies and products. There are few barriers to entry into the market for our products, and there can be no assurance that any patents we apply for will be granted or that the scope of our patents or any patents granted in the future will be broad enough to protect us against the use of similar technologies by our competitors. There can be no assurance, therefore, that any of our competitors, some of whom have far greater resources than we do, will not independently develop technologies that are substantially equivalent or superior to our technology.

In November of 2003, NCR Corporation and Notify Technology Corporation entered into a non-exclusive license agreement that allows us to offer certain product features on our enterprise product that are covered by a patent held by NCR. This agreement requires a royalty payment calculated on all of our revenue of product we sell that uses the features covered by the patent.

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

ITEM 2. Description of Property

Our principal executive offices are located at 1054 South DeAnza Boulevard, Suite 105, San Jose, California 95129. These facilities consist of approximately 3,900 square feet of office space pursuant to a lease that expires March 31, 2006. We have a second location at 6570 Seville Drive, Canfield, Ohio 44406 that houses an engineering group and our customer support organization. The Ohio facility consists of approximately 5,000 square feet of office space pursuant to a lease that expires in October 2006.

We have not invested in real property at this time nor do we intend to do so. We have no formal policy with respect to investments in real estate or investments with persons primarily engaged in real estate activities.

ITEM 3. Legal Proceedings

We are not a party to any litigation.

ITEM 4. Submission of Matters to a Vote of Security Holders

No matters were submitted to a vote by security holders during the fourth quarter of fiscal 2004.

PART II

ITEM 5. Market for Common Equity, Related Stockholder Matters, and Small Business Issuer Purchases of Equity Securities

(a) Market for Common Equity.

Our common stock was listed on the Nasdaq SmallCap Market under the symbol NTFY until our common stock was delisted from the Nasdaq SmallCap Market on September 4, 2002. From September 4, 2002 until present, our common stock has been trading on the OTC Bulletin Board under the symbol NTFY.

The quarterly high and low bid prices of our common stock during fiscal 2004 and the quarterly high and low sales prices of our common stock for fiscal 2003 are as follows:

NTFY Common Stock

	High	Low
Fiscal Year Ended September 30, 2004
Fourth Quarter	$0.300	$0.200
Third Quarter	$0.330	$0.230
Second Quarter	$0.250	$0.200
First Quarter	$0.270	$0.200

Fiscal Year Ended September 30, 2003
Fourth Quarter	$0.310	$0.200
Third Quarter	$0.580	$0.310
Second Quarter	$0.400	$0.120
First Quarter	$0.170	$0.140

These quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission, and may not represent actual transactions. The quarterly high and low bid prices of our common stock during fiscal 2004 were provided by Bloomberg L.P.

(b) Holders.

As of December 8, 2004, there were approximately 93 holders of record of our common stock.

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

(e) Recent sales of Unregistered Securities

On August 31, 2004, 9,220,000 shares of common stock were issued in an unregistered issuance of common stock. The issuance was the result of a redemption of 461,000 Series A preferred shares at an effective rate of 20 shares of common stock for each share of Series A preferred stock.

Holders of our outstanding Series A preferred stock had the right to require us to redeem any unconverted shares of Series A preferred stock at any time and from time to time during the period from July 20, 2003 to July 25, 2004. The per share redemption price was $10.00 plus any accrued dividends. The holders of Series A preferred stock had the option to receive the redemption price in cash or in shares of our common stock, but we were not obligated to pay the redemption in cash unless our board of directors unanimously approved such payment in cash. If all holders of outstanding Series A preferred stock as of June 30, 2004 elected to redeem for cash, the aggregate redemption price would have totaled $4,610,000. The holders of our Series A preferred stock chose to exercise their right of redemption in the form of common shares. The outstanding Series A preferred shares were redeemed at an effective rate of 20 shares of common stock for each share of Series A preferred stock. The redemption date was July 20, 2004 at which time 461,000 Series A preferred shares were presented for redemption and on August 31, 2004, 9,220,000 shares of common stock were issued. We relied on Section 3(a)(9) of the Securities Act of 1933, as amended, for an exception from registration of the common stock issued. The shares of common stock were exchanged exclusively with our existing holders of Series A preferred stock and no commissions or other reimbursement was paid or given directly or indirectly for soliciting such exchange.

ITEM 6. Management’s Discussion and Analysis or Plan of Operation

Overview

We were incorporated in the State of California in August 1994. We are a software developer of enterprise mobility solutions for wireless and wireline handheld devices supporting a variety of email platforms including Novell GroupWise, Microsoft Exchange, and various IMAP4 solutions. We are also a supplier of innovative solutions to maximize the convenience and utility of electronic communication by providing customers with flexible solutions that are neither network nor device dependant. We currently sell our products utilizing a direct sales force and domestic and international resellers.

We have also been a supplier of wireline call and message notification products and services. In fiscal 2001, we developed a voice mail notification product known as the Visual Got Mail Solution for a long distance company entering the local telephone market. Although we shifted our focus to the enterprise mobility software business in fiscal 2003 and fiscal 2004, the Visual Got Mail Solution generated substantially all of our revenue in fiscal 2002 and 2003 and a substantial majority of our revenue in 2004. Although new sales of the Visual Got Mail Solution have declined significantly since mid fiscal 2003, we have continued to generate service revenue from the currently installed base of voice mail users. Because we believe our greatest opportunity for future growth lies with our wireless product line, the primary focus of our sales, marketing and development effort has been in our mobility software products. Wireless products contributed approximately 28% of our total revenue in fiscal 2004 as compared to <1% of total revenues in fiscal 2003.

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

We believe the following critical accounting policies, among others, involve the more significant judgments and estimates used in the preparation of our financial statements:

We recognize revenue in accordance with the American institute of Certified Public Accounts Statement of Position (“SOP”) 97-2, “Software Revenue Recognition,” and SEC Staff Accounting Bulletin No. 104, “Revenue Recognition” (“SAB 104”).

Under SOP 97-2, we recognize software license agreements when persuasive evidence of an agreement exists, delivery of the product has occurred, the license fee is fixed or determinable and collection is probable. Our license agreements generally have a fixed term and the license revenue is recognized ratably over the term of each license.

Under SAB 104, we recognize revenue when the title and risk of loss have passed to the customer, there is persuasive evidence of an arrangement, delivery of the product has occurred or services have been rendered, the sales price is fixed or determinable and collection is probable. We recognize revenues at time of shipment of our products and sales are recorded net of discounts and returns.

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

We generally warrant our products for a specific period of time, usually one year, against material defects. We provide for the estimated future costs of warranty obligations in costs of goods sold when the related revenue is recognized. The accrued warranty costs represent our best estimate at the time of sale of the total costs that we will incur to repair or replace product parts, which fail while still under warranty. The amount of accrued estimated warranty costs is primarily based on historical experience as to product failures as well as current information on repair costs. Actual warranty costs could differ from the estimated amounts. On a quarterly basis, we review the accrued balances and update the historical warranty cost trends. If we were required to accrue additional warranty cost in the future, it would negatively affect operating results.

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

Results of Operations

Revenue

Total revenue consists of a combination of gross revenue from the sale of annual contracts for our NotifyLink Enterprise product, revenue from the sale of services related to our Visual Got Mail Solution, revenue from the sale of telephony equipment related to our Visual Got Mail Solution and revenue from royalties on patents we own. The revenue from the service contracts is recognized on a straight line basis over the term of the contract. Revenue from the Visual Got Mail Solution service is recognized in the month the service is supplied.

Revenue from the telephony equipment is recognized when the equipment is shipped and revenue from royalties is recognized upon the receipt of payment. Revenue from the sale of the NotifyLink Enterprise products for the fiscal year ended September 30, 2004 increased to $1,004,047 from $68,426 for the fiscal year ended September 30, 2003. Revenue from the sale of the Visual Got Mail Solution service for the fiscal year ended September 30, 2004 increased to $1,665,727 from $1,088,377 for the fiscal year ended September 30, 2003. Revenue from the sale of the Visual Got Mail Solution equipment for the fiscal year ended September 30, 2004 decreased to $377,762 from $4,605,516 for the fiscal year ended September 30, 2003. Royalty revenue was $154,975 and $34,625 in fiscal 2004 and 2003, respectively.

In the fiscal year ended September 30, 2003, our sales were highly concentrated to a single customer with 95% of our revenue coming from the sale of our Visual Got Mail solution to a single competitive provider of local phone services. In the fiscal year ended September 30, 2004, we increased the sales of our NotifyLink Enterprise product, consisting of smaller dollar sales to a higher volume of customers, so that it represented 28% of total sales. An additional factor that changed the concentration of sales is the reduction in the sale of the Visual Got Mail Solution equipment or CPE to $377,762 in the fiscal year ended September 30, 2004 from $4,605,516 in the fiscal year ended September 30, 2003. The service component of the Visual Got Mail Solution remained strong throughout fiscal 2004 until July 2004 when our customer announced a decision to terminate its marketing efforts for the voice mail product that our Visual Got Mail Solution supports. We have seen the demand for our service component of the Visual Got Mail Solution change from a growth mode to a declining mode. We cannot predict the severity of the impact that this business decision by our customer will have on the future revenue of the Visual Got Mail Solution but we consider the product to be on the decline and have a limited life. Our customer has indicated that shipments of the hardware may resume although at a very modest rate and at a time not yet established. A number of units in inventory are also considered obsolete and may be disposed of. In the event the customer elects to dispose of the obsolete units, it would result in a one-time recognition of revenue on our part of the gross sales value of the units involved. The gross margin attributable to this inventory currently resides on our balance sheet under Deferred Revenue. If the demand for the Visual Got Mail Solution were to cease or decline at an accelerated rate, it could result in a similar one-time recognition of revenue but the loss of the on-going service revenue would have a materially adverse affect on our business.

We sell our products primarily in the United States to both individual businesses and to a long distance telephone company. We no longer manufacture our hardware product as we have no active orders and our customer has sufficient inventory to support the level of activity under consideration. The Visual Got Mail Solution, NotifyLink product line and unrelated royalty revenue accounted for 66%, 28% and 4% of total revenues in fiscal 2004, respectively. In fiscal 2003, the Visual Got Mail Solution, NotifyLink product line and unrelated royalty revenue accounted for 95%, 1% and <1% of total revenues, respectively.

Cost of Revenue

Cost of revenue consists of the cost to manufacture our Visual Got Mail Solution products, the hosting center costs to support the service portion of our Visual Got Mail Solution and the cost of re-sale software related to the NotifyLink enterprise product line. Cost of revenue decreased to $686,701 in the fiscal year ended September 30, 2004 from $6,353,819 in the fiscal year ended September 30, 2003. This decrease was primarily caused by the decrease in shipments of the equipment, or CPE, due to a customer decision in June 2002 to sell the CPE instead of giving away the product to each new voice mail customer. Also, the cost of the Visual Got Mail Solution service was significantly increased in the fiscal year ended September 30, 2003, by a one time event when our hosting provider began charging us for long distance fees not previously incurred. Moving our hosting services to a facility owned by our primary customer eliminated the long distance fees but approximately $659,000 in fees were incurred before the move was completed in April 2003. We entered an agreement with our primary customer for a cash advance of $486,000 in March 2003 to help in meeting our short-term cash needs. Payments of $231,547 were made during fiscal 2003 and fiscal 2004 and a balance of $254,453 remained on September 30, 2004. Our current agreement calls for additional payments in fiscal 2005.

The gross margin increased significantly to 81% in fiscal 2004 from 24% in fiscal 2003. This increase in gross margin primarily occurred because of the product mix change to a high concentration of service and software sales from a high volume of low margin CPE sales related to the Visual Got Mail Solution sales in fiscal 2003. The charge of $659,000 had an additional negative impact of 8% on gross margin for fiscal 2003.

Research and Development

We incurred $1,034,221 and $990,355 in research and development expenses in fiscal 2004 and 2003, respectively. The net increase reflects personnel additions to support and further develop our NotifyLink product line partially offset by personnel reductions in our Visual Got Mail Solution design staff. Our development efforts were primarily devoted to improving our software product, porting our solution to new devices released by device manufacturers, and creating new products within the NotifyLink family. Our software engineering development is located in our offices in Canfield, Ohio. We believe that our future success, if any, depends significantly on our ability to continue to enhance our existing wireless products and to develop new products and, therefore, we intend to continue to incur research and development costs. We expect that our research and development efforts will be focused in wireless software as our wireline products are mature and their market declining.*

Sales and Marketing

Sales and marketing expense consists primarily of personnel, show, travel costs and sales commissions related to our sales and marketing efforts. Sales and marketing expenses increased to $957,493 for the fiscal year ended September 30, 2004 from $462,255 for the fiscal year ended September 30, 2003. This increase was attributable primarily to the increases in personnel in both sales and customer service personnel. The NotifyLink product line requires more brand awareness than our traditional products so our marketing efforts have expanded accordingly. The sales process for NotifyLink also involves a customer trial period that, in turn, requires an initial installation process involving assistance from customer service personnel so we have added customer service personnel to meet the demand. Occasionally, we provide on-site assistance for a fee that requires trained personnel for site visits.

We believe that sales and marketing expenses may continue to increase in future quarters if we continue to emphasize an in-house sales force, which we believe is necessary to implement our NotifyLink Enterprise strategy. Also, any growth of our Enterprise product will require more sales personnel as we attempt to expand our existing referral base and create new distribution channels.

General and Administrative

General and administrative expense consists of general management and finance personnel, occupancy costs, professional fees and other general corporate expenses. General and administrative expenses increased to $1,495,208 for fiscal 2004 from $1,487,966 for fiscal 2003. Rent reductions were partially offset by higher compensation and medical insurance costs.

Income Taxes

There was no provision for federal or state income taxes in fiscal 2003 or 2004 as we incurred net operating losses. We expect to incur a net operating loss in future quarters and years. As of September 30, 2004, we had federal and state net operating loss carryforwards of approximately $18,000,000 and $4,000,000, respectively. The net loss carryforwards and certain research and development tax credit carryforwards will expire in tax years 2005 through 2024, if not utilized. Utilization of the net operating losses and credits may be subject to a substantial annual limitation due to ownership change limitations provided by the Internal Revenue Code of 1986, as amended (the “Code”), and similar state provisions. The annual limitation may result in the expiration of net operating losses and credits carryforwards before full utilization. For financial reporting purposes, deferred tax assets primarily related to the net operating carryforwards recognized under Financial Accounting Standard No. 109, “Accounting for Income Taxes,” has been fully offset by a valuation allowance.

Redemption of Preferred Stock

Holders of our outstanding Series A preferred stock had the right to require us to redeem any unconverted shares of Series A preferred stock at any time and from time to time during the period from July 20, 2003 to July 25, 2004. The per share redemption price was $10.00 plus any accrued dividends. The holders of Series A preferred stock had the option to receive the redemption price in cash or in shares of our common stock, but we were not obligated to pay the redemption in cash unless our board of directors unanimously approved such payment in cash. If all holders of outstanding Series A preferred stock as of June 30, 2004 elected to redeem for cash, the aggregate redemption price would have totaled $4,610,000. The holders of our Series A preferred stock chose to exercise their right of redemption in the form of common shares. The outstanding Series A preferred shares were redeemed at an effective rate of 20 shares of common stock for each share of Series A preferred stock. The redemption date was July 20, 2004 at which time 461,000 Series A preferred shares were presented for redemption and on August 31, 2004, 9,220,000 shares of common stock were issued.

Release of Escrow Securities

In connection with our initial public offering in August 1997, holders, who held Founders stock or who acquired our stock in prior private offerings, agreed to place an aggregate of 1,233,870 of their shares into escrow. The securities were to be released to the holders in the event specified levels of pretax income were achieved for the years ending through September 30, 2003, or if we were acquired by or merged into another entity in a transaction in which the shareholders receive a specified consideration. Any securities remaining in escrow on December 31, 2003 were to be forfeited, which securities would then be contributed to our capital. At September 30, 2003, we had not attained any of the specified earnings or market price levels. Therefore, all escrowed shares were cancelled and extinguished as of December 31, 2003 based on our failure to achieve the financial milestones established when the shares were placed in escrow.

Liquidity and Capital Resources

During fiscal 2004, we financed our operations through a combination of gross margin from sales of product and services and existing cash balances. Our ability to fund our recurring losses from operations depends upon success of our NotifyLink wireless e-mail notification and wireless e-mail notification market solutions and the continuation of the current Visual Got Mail Solution program, and/or raising other sources of financing. We improved the sales of our NotifyLink wireless products to $1,004,047 in the fiscal year ended September 30, 2004 from $68,426 in the fiscal year ended September 30, 2003. We continue to receive income from the service portion of our Visual Got Mail Solution although that revenue stream has an uncertain future as the customer has terminated its marketing efforts for the product that our service supports. Consequently, we consider the Visual Got Mail Solution as a declining product. We do not believe that our existing cash balances are sufficient to fund our operations through September 30, 2005 and we will have to increase the sales of our NotifyLink products or secure additional financing. If we are unable to achieve NotifyLink revenue improvements or secure financing, we will have to restructure our business in order to reduce costs.

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

At September 30, 2004, we had cash and cash equivalents of $1,026,121. Over the last three years, we have financed our operations primarily through sales of equity and debt securities and bank lines of credit. The net cash provided by operating activities equaled $253,245 in the fiscal year ended September 30, 2004 versus net cash used in operating activities of $383,209 in the fiscal year ended September 30, 2003. We anticipate that we will have a negative cash flow from operating activities in future quarters and years.

Net cash provided by investing activities changed from an inflow of $257,216 in fiscal 2003 to an inflow of $392,547 in fiscal 2004 due to a decrease in restricted cash of $436,000 partially offset by purchases of property and equipment of $46,453. The restricted cash was used to purchase inventory and we reduced purchases of inventory at the beginning of the 2004 fiscal year as the demand for the CPE portion of our Visual Got Mail Solution decreased.

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

ITEM 8. Changes In and Disagreements With Accountants on Accounting and Financial Disclosure

None.

ITEM 8A. Controls and Procedures

(a) Evaluation of Disclosure Controls and Procedures.

Our chief executive officer and our chief financial officer, after evaluating our disclosure controls and procedures (as defined in the rules and regulation of the Securities and Exchange Commission under the Securities Exchange Act of 1934 (the “Exchange Act”) as of the end of the period covered by this Annual Report on Form 10-KSB, have concluded that as of such date, our disclosure controls and procedures were effective to ensure that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms.

(b) Changes in Internal Control Over Financial Reporting.

During the period covered by this Annual Report on Form 10-KSB, there were no significant changes in our internal control over financial reporting or in other factors that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting

ITEM 8B. Other Information

None

PART III

ITEM 9. Directors, Executive Officers, Promoters and Control Persons; Compliance With Section 16(a) of the Exchange Act

The information concerning our directors required by this Item is incorporated herein by reference from our definitive proxy statement to be filed within 120 days of the end of our fiscal year pursuant to General Instruction E(3) of Form 10-KSB in connection with our 2004 Annual Meeting of Shareholders (“Proxy Statement”) under the heading “Proposal No. 1—Election of Directors.”

The information regarding compliance with Section 16(a) of the Exchange Act is incorporated herein by reference from our Proxy Statement under the heading “Compliance with Section 16(a) of the Securities Exchange Act of 1934.”

Executive Officers and Key Employees

Our executive officers and key employees and their ages as of September 30, 2004 are as follows:

Name	Age	Position
Executive Officers:
Paul F. DePond	51	Chief Executive Officer, President and Chairman
Gerald W. Rice	56	Chief Financial Officer and Secretary
Rhonda Chicone Shick	40	Vice President of Product Development
Gordon Faulmann	41	Vice President of Business Development

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

Gordon Faulmann joined the Company subsequent to the end of fiscal 2004 and has served as our Vice President of Business Development since November 2004. Mr. Faulmann served as Channel Sales Manager with BellSouth Mobility/Cingular and has held positions with American Signature Technologies as Marketing Manager and the Florida State University as Field Director of Marketing Research. Mr. Faulmann graduated from the Florida State University with a BS degree in Business Administration/Finance in 1991.

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

ITEM 13. Exhibits.

(a) Exhibits

3.1.1	Amended and Restated Articles of Incorporation of Registrant as filed with the Secretary of State of California on September 2, 1997. (incorporated herein by reference to Exhibit (3.2) to the Registrant’s Registration Statement on Form SB-2, Reg. No. 333-23369, filed on March 14, 1997)

3.1.2	Certificate of Amendment to the Registrant’s Articles of Incorporation as filed with the Secretary of State of California on March 3, 1998. (incorporated herein by reference to Exhibit (3.1.1) to the Registrant’s Quarterly Report on Form 10-QSB for the quarterly period ended June 30, 2001, filed on August 14, 2001)

3.1.3	Certificate of Amendment to the Registrant’s Articles of Incorporation as filed with the Secretary of State of California on July 12, 2001. (incorporated herein by reference to Exhibit (3.1.2) to the Registrant’s Quarterly Report on Form 10-QSB for the quarterly period ended June 30, 2001, filed on August 14, 2001)

3.1.4	Certificate of Determination, Preferences and Rights of Series A Preferred Stock as filed with the Secretary of State of California on July 13, 2001. (incorporated herein by reference to Exhibit (3.1) to the Registrant’s Current Report on Form 8-K, filed on July 23, 2001)

3.2	Amended and Restated Bylaws of Registrant. (incorporated herein by reference to Exhibit (3.2) to the Registrant’s Quarterly Report on Form 10-QSB for the quarterly period ended June 30, 2001, filed on August 14, 2001)

4.2	Form of warrant issued to subscribers in connection with the Registrant’s July 2001 private placement. (incorporated herein by reference to Exhibit (4.1) to the Registrant’s Current Report on Form 8-K, filed on July 23, 2001)

4.3	Form of option issued to the placement agent in connection with the Registrant’s July 2001 private placement. (incorporated herein by reference to Exhibit (4.2) to the Registrant’s Current Report on Form 8-K, filed on July 23, 2001)

4.4	Form of warrant underlying the option issued to the placement agent in connection with the Registrant’s July 2001 private placement. (incorporated herein by reference to Exhibit (4.3) to the Registrant’s Current Report on Form 8-K, filed on July 23, 2001)

10.4	Form of Indemnification Agreement. (incorporated herein by reference to Exhibit (10.5) to the Registrant’s Registration Statement on Form SB-2, Reg. No. 333-23369, filed on March 14, 1997)

10.6	Registrant’s 1997 Stock Plan, as amended effective March 26, 2003, and form of stock option agreement. (incorporated by reference to Exhibit (4.1) to the Registrant’s Registration Statement on Form S-8 Reg. No 333-108868, filed on September 17, 2003)

10.7+	Nonexclusive Technology License Agreement between Registrant and Active Voice Corporation dated April 30, 1997. (incorporated herein by reference to Exhibit (10.10) to Amendment No. 2 to the Registrant’s Registration Statement on Form SB-2, Reg. No. 333-23369, filed on August 15, 1997)

10.8.1	Securities Purchase Agreement dated as of March 4, 1999 between Registrant and David A. Brewer. (incorporated herein by reference to Exhibit (10.11) to Post-Effective Amendment No. 3 to the Registrant’s Registration Statement on Form SB-2, Reg. No. 333-23369, filed on April 2, 1999)

10.8.2	Amendment No. 1 dated October 7, 1999 to Securities Purchase Agreement dated as of March 4, 1999 between Registrant and David Brewer. (incorporated herein by reference to Exhibit (10.12) to the Registrant’s Annual Report on Form 10-KSB for the fiscal year ended September 30, 1999, filed on December 28, 1999)

10.8.3	Amendment No. 2 dated October 26, 2000 to Securities Purchase Agreement dated as of March 4, 1999 and as amended on October 7, 1999 between Registrant and David Brewer. (incorporated herein by reference to Exhibit (10.14) to the Registrant’s Annual Report on Form 10-KSB for the fiscal year ended September 30, 2000, filed on December 29, 2000)

10.9	Securities Purchase Agreement dated November 8, 2000 by and among the Registrant and the purchasers listed on Exhibit A thereto. (incorporated herein by reference to Exhibit (10.17) to the Registrant’s Annual Report on Form 10-KSB for the fiscal year ended September 30, 2000, filed on December 29, 2000)

10.10	Registration Rights Agreement, dated as of July 20, 2001 by and among the Registrant and the subscribers set forth therein. (incorporated herein by reference to Exhibit (10.1) to the Registrant’s Current Report on Form 8-K, filed on July 23, 2001)

10.11	Form of Registration Rights Agreement, dated as of July 20, 2001 by and among the Registrant and Commonwealth Associates, L.P. (incorporated herein by reference to Exhibit (10.2) to the Registrant’s Current Report on Form 8-K, filed on July 23, 2001)

10.12.1	Voice Mail Services Agreement, dated as of February 8, 2002, by and between the Registrant and AT&T Corp. (incorporated herein by reference to Exhibit (10.1) to the Registrant’s Quarterly Report on Form 10-QSB for the quarterly period ended March 30, 2002, filed on May 15, 2002)

10.12.2	First Amendment to the Voice Mail Services Agreement, dated as of February 8, 2003, by and between the Registrant and AT&T Corp. (incorporated herein by reference to Exhibit (10.1) to the Registrant’s Quarterly Report on Form 10-QSB for the quarterly period ended March 31, 2003, filed on May 14, 2003)

10.14	Lease, dated as of March 20, 2003 by and among Registrant, and Ching C. Poon and Jenny M. Poon. (incorporated herein by reference to Exhibit (10.15) to the Registrant’s Annual Report on Form 10-KSB for the fiscal year ended September 30, 2003, filed on December 29, 2003)

10.15	Lease, dated as of October 3, 2001 by and between Registrant and Colbur Tech, LLC. (incorporated herein by reference to Exhibit (10.16) to the Registrant’s Annual Report on Form 10-KSB for the fiscal year ended September 30, 2003, filed on December 29, 2003)

10.16	Amended and Restated Employment Agreement dated as of July 6, 2004 between Registrant and Paul DePond. (incorporated herein by reference to Exhibit (10.16) to the Registrant’s Quarterly Report on Form 10-QSB for the three-month period ended June 30, 2004, filed on August 12, 2004)

10.17	Amended and Restated Employment Agreement dated as of July 6, 2004 between Registrant and Gerald Rice. (incorporated herein by reference to Exhibit (10.17) to the Registrant’s Quarterly Report on Form 10-QSB for the three-month period ended June 30, 2004, filed on August 12, 2004)

10.18	Employment Agreement dated as of July 6, 2004 between Registrant and Rhonda Chicone-Shick. (incorporated herein by reference to Exhibit (10.18) to the Registrant’s Quarterly Report on Form 10-QSB for the three-month period ended June 30, 2004, filed on August 12, 2004)

10.19	Severance Agreement and Release dated September 30, 2004 between the Company and Gaylan I. Larson (incorporated herein by reference to Exhibit (10.19) to the Registrant’s Current Report on Form 8-K, filed on October 1, 2004)

10.20	Amendment No. 1 dated October 14, 2004, to Stock Option Agreement dated as of March 15, 2004 between the Company and Michael Ballard (incorporated herein by reference to Exhibit (10.20) to the Registrant’s Current Report on Form 8-K, filed on October 20, 2004)

10.21	Amendment No. 1 dated October 14, 2004, to Stock Option Agreement dated as of October 11, 2001 between the Company and Michael Ballard (incorporated herein by reference to Exhibit (10.21) to the Registrant’s Current Report on Form 8-K, filed on October 20, 2004)

10.22	Amendment No. 1 dated October 14, 2004, to Stock Option Agreement dated as of October 11, 2001 between the Company and Michael Ballard (incorporated herein by reference to Exhibit (10.22) to the Registrant’s Current Report on Form 8-K, filed on October 20, 2004)

10.23	Employment Agreement dated November 15, 2004 between the Company and Gordon S. Faulmann (incorporated herein by reference to Exhibit (10.19) to the Registrant’s Current Report on Form 8-K, filed on November 17, 2004)

10.24	Nonexclusive Technology License Agreement, dated as of November 24, 2003, by and between Registrant and NCR Corporation.

14.1	Code of Ethics for Principal Executive and Senior Financial Officers (incorporated herein by reference to Exhibit (14.1) to the Registrant’s Annual Report on Form 10-KSB for the fiscal year ended September 30, 2003, filed on December 29, 2003)

23.1	Consent of Burr, Pilger & Mayer LLP

24.1	Power of Attorney (see page 24).

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

+	Confidential treatment has been granted with respect to portions of these exhibits.

ITEM 14. Principal Accountant Fees and Services

The information required by this item is incorporated herein by reference from our proxy statement under the heading “Proposal No. 2 Ratification of Appointment of Independent Auditors”

SIGNATURES

In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

NOTIFY TECHNOLOGY CORPORATION

Dated: December 21, 2004	By:	/S/ PAUL F. DEPOND
Paul F. DePond President and Chief Executive Officer

POWER OF ATTORNEY

KNOW ALL MEN BY THESE PRESENTS that each person whose signature appears below constitutes and appoints Paul F. DePond and Gerald W. Rice and each of them, as his true and lawful attorneys-in-fact and agents, with full power of substitution and resubstitution, for him and in his name, place and stead, in any and all capacities, to sign any and all amendments to this Annual Report on Form 10-KSB, and to file the same with all exhibits thereto, and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorneys-in-fact and agents, and each of them, full power and authority to do and perform each and every act and thing requisite and necessary to be done in and about the premises, as fully to all intents and purposes as he might or could do in person, hereby ratifying and confirming all that said attorneys-in-fact and agents, or either of them, or their or his substitute or substitutes, may lawfully do or cause to be done by virtue hereof.

In accordance with the requirements of the Securities Exchange Act of 1934, this report was signed by the following persons on the behalf of the registrant in the capacities indicated below and on the dates stated.

Signature	Title	Date

/S/ PAUL DEPOND Paul DePond	President, Chief Executive Officer and Chairman (Principal Executive Officer)	December 21, 2004

/S/ GERALD RICE Gerald Rice	Chief Financial Officer (Principal Financial and Accounting Officer)	December 21, 2004

/S/ DAVID BREWER David Brewer	Director	December 22, 2004

/S/ ANDREW PLEVIN Andrew Plevin	Director	December 21, 2004

/S/ HAROLD BLUE Harold Blue	Director	December 22, 2004

/S/ INDER TALLUR Inder Tallur	Director	December 22, 2004

Notify Technology Corporation

Financial Statements

Years ended September 30, 2004 and 2003

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders

Notify Technology Corporation

We have audited the accompanying balance sheet of Notify Technology Corporation as of September 30, 2004, and the related statements of operations, shareholders’ equity (deficit), and cash flows for each of the two years in the period ended September 30, 2004. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Notify Technology Corporation at September 30, 2004, and the results of its operations and its cash flows for each of the two years in the period ended September 30, 2004, in conformity with accounting principles generally accepted in the United States of America.

As discussed in Note 1 to the financial statements, the Company’s recurring losses from operations raise substantial doubt about its ability to continue as a going concern. Management’s plans as to these matters are also described in Note 1. The 2004 financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/    BURR, PILGER & MAYER LLP

Palo Alto, California

November 3, 2004

Notify Technology Corporation

Balance Sheet

September 30, 2004

Assets
Current assets:
Cash and cash equivalents	$1,026,121
Accounts receivable, net of allowance for doubtful accounts of $12,000	485,425
Other current assets	56,598

Total current assets	1,568,144

Property and equipment, net	170,391

Total assets	$1,738,535

Liabilities and Shareholders’ Deficit
Current liabilities:
Current portion of capital lease obligations	14,571
Accounts payable	64,012
Accrued payroll and related liabilities	378,057
Deferred revenue	1,081,175
Customer advances	271,114
Other accrued liabilities	173,168

Total current liabilities	1,982,097

Long term portion of capital lease obligations	16,623

Total liabilities	1,998,720

Commitments and contingencies (Note 7)

Shareholders’ deficit:
Preferred stock, $0.001 par value, 5,000,000 shares authorized
Common stock, $0.001 par value, 30,000,000 shares authorized, 13,813,995 shares issued and outstanding at September 30, 2004	13,814
Additional paid-in capital	22,802,236
Accumulated deficit	(23,076,235)

Total shareholders’ deficit	(260,185)

Total liabilities and shareholders’ deficit	$1,738,535

The accompanying notes are an integral part of these financial statements.

Notify Technology Corporation

Statements of Operations

	Years Ended September 30,
	2004	2003
Revenues:
Product revenue	$1,605,107	$7,089,228
Service revenue	1,768,017	1,216,897
Royalty revenue	154,975	34,625

Total revenue	3,528,099	8,340,750

Cost of revenues:
Product cost	471,485	5,375,808
Service cost	215,216	978,011

Total cost of revenues	686,701	6,353,819

Gross profit	2,841,398	1,986,931

Operating costs and expenses:
Research and development	1,034,221	990,355
Sales and marketing	957,493	462,255
General and administrative	1,495,208	1,487,966

Total operating costs and expenses	3,486,922	2,940,576

Loss from operations	(645,524)	(953,645)

Interest expense, net	10,384	146,830

Net loss	$(655,908)	$(1,100,475)

Basic and diluted net loss per share	$(0.10)	$(0.24)

Weighted-average shares used in computing net loss per share	6,388,908	4,568,510

The accompanying notes are an integral part of these financial statements.

Notify Technology Corporation

Statements of Shareholders’ Equity (Deficit)

	Convertible Redeemable Preferred Stock		Common Stock		Additional Paid-In Capital	Notes Receivable from Shareholders	Accumulated Deficit	Total Shareholders’ Equity(Deficit)
	Shares	Amount	Shares	Amount
Balance at September 30, 2002	466,000	$1,004,520	5,783,678	$5,784	$21,805,746	$(2,500)	$(21,319,852)	$1,493,698
Conversion of preferred stock to common stock	(5,000)	(10,778)	50,000	50	10,728			—
Forgiveness of shareholder loan						2,500		2,500
Net loss and comprehensive net loss							(1,100,475)	(1,100,475)

Balance at September 30, 2003	461,000	993,742	5,833,678	5,834	21,816,474	—	(22,420,327)	395,723
Expiration of escrow shares			(1,239,683)	(1,240)	1,240			—
Conversion of preferred stock to common stock	(461,000)	(993,742)	9,220,000	9,220	984,522			—
Net loss and comprehensive net loss							(655,908)	(655,908)

Balance at September 30, 2004	—	$—	13,813,995	$13,814	$22,802,236	$—	$(23,076,235)	$(260,185)

The accompanying notes are an integral part of these financial statements.

Notify Technology Corporation

Statements of Cash Flows

	Years Ended September 30,
	2004	2003
Operating activities
Net loss	$(655,908)	$(1,100,475)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	114,151	116,579
Loss from sale of fixed assets	6,079	5,742
Forgiveness of shareholder loan	—	2,500
Changes in operating assets and liabilities:
Accounts receivable, net	43,502	56,047
Inventories	—	399,596
Other current assets	44,808	(19,979)
Accounts payable	(44,936)	(317,876)
Accrued liabilities	102,511	405,191
Deferred revenue	643,038	69,466

Net cash provided by (used in) operating activities	253,245	(383,209)

Investing activities
Expenditures for property and equipment	(46,453)	(160,259)
Decrease in restricted cash	436,000	415,300
Proceeds from sale of fixed assets	3,000	2,175

Net cash provided by investing activities	392,547	257,216

Financing activities
Net proceeds from (payments on) short term loans	(162,750)	162,750
Payments on capital leases	(13,726)	(6,608)

Net cash provided by (used in) financing activities	(176,476)	156,142

Net increase in cash and cash equivalents	469,316	30,149
Cash and cash equivalents at beginning of year	556,805	526,656

Cash and cash equivalents at end of year	$1,026,121	$556,805

Supplemental disclosure of non-cash transactions:
Conversion of preferred stock to common stock	$993,742	$10,778
Equipment purchased under capital lease	$—	$51,528
Supplemental disclosure of cash flow information:
Cash paid for interest	$4,655	$137,857
Cash paid for income taxes	$1,900	$2,000

The accompanying notes are an integral part of these financial statements.

Notify Technology Corporation

Notes to Financial Statements

September 30, 2003

1. Business and Basis of Presentation

Notify Technology Corporation (the Company or Notify), incorporated in California in 1994, is a software developer of enterprise mobility solutions for wireless and wireline handheld devices supporting a variety of email platforms including Novell GroupWise, Microsoft Exchange, and various IMAP4 solutions.

The Company has incurred net losses since inception and may incur net losses and negative cash flow from operations for at least the next two or three years. The Company incurred losses of $655,908 and $1,100,475 for the years ended September 30, 2004 and 2003, respectively. The Company has an accumulated deficit of $23.1 million as of September 30, 2004. During fiscal 2004, the Company financed its operations through a combination of short term borrowings, the sale of its products and existing cash balances. These conditions raise substantial doubt about the Company’s ability to continue as a going concern.

The Company is currently replacing its wireline products with their wireless software products and researching and developing new products and enhancements to their existing NotifyLink product family. To date, the NotifyLink product line has not provided sufficient revenue to completely replace the wireline products. If the Company’s wireline revenues decline, they need to improve the sales of NotifyLink to compensate. The success of the Company’s business operations will depend upon a significant favorable market acceptance for their new wireless software products and their ability to obtain further financing. If the Company is unable to achieve profitable operations from their new software wireless products or obtain further financing, then their business may fail.

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

Notify Technology Corporation

Notes to Financial Statements—(Continued)

Inventories

Inventories are stated at the lower of cost or market on a first-in, first-out basis. The Company provides inventory allowances based on excess and obsolete inventories determined primarily by future demand forecasts. At September 30, 2004, the carrying value of the inventory was zero.

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

Income Taxes

The Company accounts for income taxes under the liability method. The estimated future tax effect of differences between the basis in assets and liabilities for tax and accounting purposes is accounted for as deferred taxes. A valuation allowance has been established to reduce deferred tax assets as it is more likely than not that all, or some portion, of such deferred tax assets would not be realized. A full allowance against deferred tax assets is provided.

Advertising Costs

Advertising costs are expensed as incurred. Advertising costs were $1,120 for the year ended September 30, 2004 and $3,069 for the year ended September 30, 2003.

Revenue Recognition

The Company recognizes revenue in accordance with the American Institute of Certified Public Accountants Statement of Position (“SOP”) 97-2, “Software Revenue Recognition,” and SEC Staff Accounting Bulletin No. 104, “Revenue Recognition” (“SAB 104”).

Under SOP 97-2, the Company recognizes software license agreements when persuasive evidence of an agreement exists, delivery of the product has occurred, the license fee is fixed or determinable and collection is probable. The Company’s license agreements generally have a fixed term and the license revenue is recognized ratably over the term of each license.

Under SAB 104, the Company recognizes revenue when the title and risk of loss have passed to the customer, there is persuasive evidence of an arrangement, delivery of the product has occurred or services have

Notify Technology Corporation

Notes to Financial Statements—(Continued)

been rendered, the sales price is fixed or determinable and collection is probable. The Company recognizes revenues at time of shipment of its products and sales are recorded net of discounts and returns.

Service income is recognized on a straight-line basis over the period of the service agreement. Revenue from royalty agreements is recognized on receipt of payment.

Deferred revenue relates to products where title has transferred and payment has been received but the product has not been delivered to the customer, or software revenue that is being recognized over the contractual term of the license.

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

Concentration of Credit Risk

Financial instruments that potentially expose the Company to concentrations of credit risk consist principally of cash and cash equivalents and trade accounts receivable. Cash and cash equivalents held with financial institutions may exceed the amount of insurance provided on such deposits. The Company has not experienced any losses on its deposits of cash and cash equivalents.

The Company performs ongoing credit evaluations and generally requires no collateral. The Company maintains reserves for credit losses, and such losses have been within management’s expectations. As of September 30, 2004, one customer accounted for 53% of accounts receivable and 94% of the customer advances. Revenue from one customer accounted for 62% and 95% of total revenues for fiscal years ended September 30, 2004 and 2003, respectively.

Fair Value of Financial Instruments

Carrying amounts of certain of the Company’s financial instruments, including cash and cash equivalents, accounts receivable, accounts payable and accrued liabilities approximate fair value due to their relatively short maturities. Based upon borrowing rates currently available to the Company for capital leases with similar terms, the carrying value of its capital lease obligations approximate fair value.

Stock-Based Compensation

Statement of Financial Accounting Standards No. 148 (SFAS 148), “Accounting for Stock-Based Compensation—Transition and Disclosure, an Amendment of FASB Statement No.123,” amends the disclosure requirements of Statement of Financial Accounting Standards No. 123 (SFAS 123), “Accounting for Stock-Based Compensation,” to require more prominent disclosures in both annual and interim financial statements regarding the method of accounting for stock-based employee compensation and the effect of the method used on reported results.

Notify Technology Corporation

Notes to Financial Statements—(Continued)

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

The following table illustrates the effect on net loss and net loss per share if the Company had applied the fair value recognition provisions of SFAS 123 and SFAS 148 to stock-based employee compensation:

	Fiscal Years
	2004	2003
Net loss, as reported	$(655,908)	$(1,100,475)
Add: Stock-based employee compensation expense included in reported net loss, net of related tax effects	—	—
Deduct: Total stock-based employee compensation determined under fair value based method for all awards, net of related tax effects	(492,988)	(949,373)

Pro forma net loss	(1,148,896)	$(2,049,848)

Net loss per share—Basic and diluted:
As reported	$(0.10)	$(0.24)

Pro forma	$(0.18)	$(0.45)

The fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model with the following weighted average assumptions:

	2004	2003
Expected dividend yield	0.00%	0.00%
Risk-free interest rate	2.91%	3.25%
Expected volatility	133%	139%
Expected life (in years):	4	4
Fair value at grant date	$0.189	$0.194

The company recognized no compensation expense in fiscal 2004 or in fiscal 2003 related to the grant of options to nonemployees.

Net Loss Per Share

Net loss per common share is computed by dividing net loss available to common stockholders by the weighted average number of shares outstanding during the period.

The weighted-average number of common shares used in the net loss per share calculation was reduced by 1,233,870 shares of common stock placed in escrow in connection with the Company’s initial public offering. These escrow shares were cancelled on December 31, 2003 as the Company failed to achieve the milestones required to release the escrow. Options to purchase 3,390,924 and 3,284,451 shares of common stock and warrants to purchase 1,871,651 and 2,136,988 shares of common stock were outstanding at September 30, 2004 and 2003, respectively, but were not included in the computation of diluted net loss per share as the effect would be antidilutive.

Notify Technology Corporation

Notes to Financial Statements—(Continued)

Recent Accounting Pronouncements

In January 2003, the Financial Accountings Standards Board (FASB) issued FASB Interpretation No. 46 (FIN 46), “Consolidation of Variable Interest Entities, an Interpretation of ARB No. 51.” FIN 46 requires certain variable interest entities to be consolidated by the primary beneficiary of the entity if the equity investors in the entity do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. During October 2003, the FASB issued Staff Position 46-6 which is effective for financial statements issued after October 9, 2003, and provides a broad deferral of the latest date by which all entities must apply FIN 46 to certain variable interest entities, to the first reporting period ending after December 15, 2003. The adoption of FIN 46 did not have a material impact on the financial position or results of operations of the Company.

In December 2004, the FASB issued Statement of Financial Accounting Standards No. 123R (“SFAS 123R”), Share-Based Payment, an amendment of FASB Statements Nos. 123 and 95. SFAS 123R eliminates the ability to account for share-based compensation transactions using APB 25 and would require that such transactions be accounted for using a fair-value-based method and recognized as expenses in statement of operations. SFAS 123R requires that a modified version of prospective application be used, which requires that the fair value of new awards granted after the effective date of SFAS 123R, plus unvested awards at the date of adoption, be expensed over the applicable vesting period. The provisions of SFAS 123R will be effective for interim or annual reporting periods beginning after December 15, 2005 for companies that file as small business issuers. The adoption of SFAS 123R is expected to have a material impact on the Company’s financial position and results of operations.

3. Property and Equipment

Property and equipment consist of the following:

September 30, 2004
Furniture and office equipment	$589,319
Software	43,529
Leasehold improvements	2,246

635,094
Less accumulated depreciation and amortization	(464,703)

$170,391

Property and equipment includes $51,528 of office equipment under capital lease with accumulated amortization of $15,360 at September 30, 2004.

Depreciation and amortization expense was $114,150 and $116,579 for the years ended September 30, 2004 and 2003, respectively.

4. Short-term Borrowings

In September 2002, the Company entered into a purchase order assignment agreement with a financial institution that allowed for the assignment of purchase orders up to $750,000. This agreement was terminated in May 2004.

Notify Technology Corporation

Notes to Financial Statements—(Continued)

5. Capital Lease Obligations

During the year ended September 30, 2003, the Company entered into three capital lease agreements for office equipment totaling $51,528, with principal and interest (6.0%) payments due monthly.

Future minimum lease payments under the lease are as follows:

For the year ending September 30,
2005	$16,047
2006	10,929
2007	5,129
2008	1,569

Total minimum lease payments	33,674
Less: amount representing interest	(2,480)

Present value of net minimum lease payments	31,194
Less: current portion	(14,571)

$16,623

6. Guarantees

Indemnification Agreements

The Company enters into standard indemnification arrangements in the ordinary course of business. Pursuant to these arrangements, the Company indemnifies, holds harmless, and agrees to reimburse the indemnified parties for losses suffered or incurred by the indemnified party, generally their business partners or customers, in connection with any U.S. patent, or any copyright or other intellectual property infringement claim by any third party with respect to the Company’s products. The term of these indemnification agreements is generally perpetual anytime after the execution of the agreement. The maximum potential amount of future payments the Company could be required to make under these agreements is unlimited. The Company has never incurred costs to defend lawsuits or settle claims related to these indemnification agreements. As a result, the Company believes the estimated fair value of these agreements is minimal.

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

Notify Technology Corporation

Notes to Financial Statements—(Continued)

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

Warranty accrual, beginning of year	$17,057
Charged to cost of sales	10,113
Actual warranty expenditures	(22,446)

Warranty accrual, end of year	$4,724

7. Commitments and Contingencies

The Company currently occupies two facilities under operating leases. The San Jose, California facility lease expires in March 2006 and the Canfield, Ohio facility lease expires in October 2006.

Future minimum lease payments are approximately as follows:

Years ending September 30,
2005	$177,470
2006	57,195

Total	$234,665

Facility rent expense totaled approximately $168,000 and $225,000 for the years ended September 30, 2004 and 2003, respectively.

In November 2003, NCR Corporation and Notify Technology Corporation entered into a non-exclusive license agreement that allows the Company to offer certain product features on its Enterprise product that are covered by a patent held by NCR. This agreement requires that a royalty payment be made to NCR based on the revenue from any NotifyLink product that is sold that uses the technology covered by the patent. Payments under this agreement were not significant during the fiscal year 2004.

8. Shareholders’ Equity (Deficit)

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

Notify Technology Corporation

Notes to Financial Statements—(Continued)

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

Holders of our outstanding Series A preferred stock had the right to require the Company to redeem any unconverted shares of Series A preferred stock at any time and from time to time during the period from July 20, 2003 to July 25, 2004. The per share redemption price was $10.00 plus any accrued dividends. The holders of Series A preferred stock had the option to receive the redemption price in cash or in shares of our common stock, but the Company was not obligated to pay the redemption in cash unless the Company’s board of directors unanimously approved such payment in cash. If all holders of outstanding Series A preferred stock elected to redeem in cash, the aggregate redemption price would have totaled $4,610,000. The holders of the Company’s Series A preferred stock chose to exercise their right of redemption in the form of common shares. The outstanding Series A preferred shares were redeemed at an effective rate of 20 shares of common stock for each share of Series A preferred stock. The redemption date was July 20, 2004 at which time 461,000 Series A preferred shares were presented for redemption and 9,220,000 shares of common stock were subsequently issued on August 31, 2004.

In connection with the offering of Series A preferred stock, the Company issued options to purchase 9.2685 units at a price per unit of $100,000 to the placement agent. Each unit consists of 10,000 shares of Series A preferred stock convertible into an aggregate of 100,000 shares of common stock with a warrant to purchase 35,000 shares of common stock. The option to purchase units expires in July 2008. The warrant is exercisable at any time through July 2008 at a price of $1.00 per common stock. The preferred stock was valued at $1.45 per share while the warrants were valued at $1.38 per share. At September 30, 2004, all of these options were outstanding.

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

Common Stock

The following table summarizes shares of common stock reserved for future issuance by the Company:

September 30, 2004
1997 Stock Option Plan	3,390,924
Warrant agreements	1,871,651

5,262,575

Notify Technology Corporation

Notes to Financial Statements—(Continued)

In November 2000, the Company issued 376,865 shares of common stock and issued warrants to purchase 188,424 shares of common stock to a group of private investors, which included a director of the Company, for consideration of $1.2 million, net of issuance costs. Of these warrants, 38,458 were exercised in July 2001, 7,690 expired on August 8, 2001 and 67,293 expired on November 5, 2001.

On July 20, 2001, an additional 337,439 warrants to purchase common stock were issued under the anti-dilution terms of the November 2000 private placement. In June and August 2002, 147,085 of these warrants were exercised and on July 20, 2004, the remaining 190,354 unexercised warrants expired.

Warrants to Purchase Common Stock

At September 30, 2004, the Company had the following warrants outstanding:

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

1997 Stock Option Plan

In January 1997, the Company adopted the 1997 Stock Plan (the Plan), which provides for the granting of stock options to employees, officers, consultants, and directors of the Company. Stock options are granted at fair market value on the date of grant with terms of up to ten years. Under the Plan, a total of 3,629,662 shares of the Company’s common stock are reserved for issuance. Under the terms of these option grants, the options commence vesting upon the first anniversary of the date of employment and continue to vest ratably over the remainder of the four-year vesting period. Certain grants of options to employees after the initial grant of options to employees vest over three years. Certain grants to members of the Company’s Board of Directors in compensation for their services vest over their current term of office of one year. The following table summarizes stock option activity:

	Shares Available for Grant	Options Outstanding
		Number of Shares	Weighted- Average Price
Balance at September 30, 2002	977,607	2,152,055	$2.184
Authorized	500,000	—
Granted	(1,200,000)	1,200,000	$0.250
Cancelled	67,604	(67,604)	$3.364

Balance at September 30, 2003	345,211	3,284,451	$1.453
Authorized	—	—
Granted	(165,000)	165,000	$0.230
Cancelled	58,527	(58,527)	$1.379

Balance at September 30, 2004	238,738	3,390,924	$1.396

Notify Technology Corporation

Notes to Financial Statements—(Continued)

The following table summarizes outstanding and exercisable options at September 30, 2004:

	Options Outstanding			Options Exercisable
Exercise Prices	Number of Options Outstanding	Weighted- Average Remaining Life in Years	Weighted- Average Exercise Prices	Number of Options Exercisable	Weighted- Average Exercise Prices
$0.220 – $0.250	1,335,000	8.87	$0.247	540,906	$0.249
$0.320 – $0.490	571,924	7.04	$0.331	473,760	$0.326
$0.800 – $0.906	13,000	4.57	$0.882	12,313	$0.886
$1.600 – $2.375	1,053,000	6.74	$1.602	1,052,563	$1.602
$2.750 – $3.875	181,000	5.96	$3.117	180,688	$3.116
$6.125 – $7.656	32,000	5.01	$6.805	32,000	$6.805
$8.813	205,000	5.40	$8.813	205,000	$8.813

	3,390,924	7.48	$1.418	2,497,230	$1.832

Escrow Securities

In connection with the initial public offering in August 1997, holders, who held Founders stock or who acquired our stock in prior private offerings, agreed to place 1,233,870 of their shares into escrow. The securities were to be released to the holders in the event specified levels of pretax income were achieved for the years ending through September 30, 2003, or if we were acquired by or merged into another entity in a transaction in which the shareholders receive a specified consideration. Any securities remaining in escrow on December 31, 2003 were to be forfeited, which securities would then be contributed to our capital. At September 30, 2003, we had not attained any of the specified earnings or market price levels. Therefore, all escrowed shares were cancelled and extinguished as of December 31, 2003 based on our failure to achieve the financial milestones established when the shares were placed in escrow.

9. Income Taxes

Due to operating losses, there is no provision for income taxes for 2004 or 2003. The expected statutory tax benefit of 34% is offset by the inability to recognize an income tax benefit from the net operating losses.

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company’s deferred tax assets for federal and state income taxes are as follows:

Year Ended September 30, 2004
Deferred tax assets:
Net operating loss carryforwards	$6,600,000
Research credit carryforwards	596,000
Capitalized research and development	254,000
Other temporary differences	252,000

Total deferred tax assets	7,702,000
Valuation allowance	(7,702,000)

Net deferred tax assets	$—

Notify Technology Corporation

Notes to Financial Statements—(Continued)

Realization of deferred tax assets is dependent on future earnings, if any, the timing and amount of which are uncertain. Accordingly, a valuation allowance in an amount equal to the net deferred tax asset has been established to reflect these uncertainties. The change in the valuation allowance was a net increase of $12,000 and $1,128,000 for fiscal years 2004 and 2003, respectively.

As of September 30, 2004, the Company had net operating loss carryforwards of approximately $18,000,000 and $4,000,000 for Federal and California tax purposes, which will expire in the years 2005 through 2024. As of September 30, 2004, the Company also had research and development tax credit carryforwards for federal and California tax purposes of approximately $254,000 and $382,000, respectively. The credits will expire in the years 2012 through 2024, if not utilized. Utilization of the net operating losses and tax credit carryforwards may be subject to a substantial annual limitation due to the ownership change limitations provided by the Internal Revenue Code of 1986, as amended, and similar state provisions. The annual limitation may result in the expiration of net operating losses and tax credit carryforwards before full utilization.

10. Industry Segment, Customer, and Geographic Information

The Company has one operating segment by which management evaluates performance. The Company sells its products primarily within the United States and Canada to business customers and to a long distance carrier.

All of the Company’s long-lived assets are located in the United States.

EXHIBIT INDEX

3.1.1	Amended and Restated Articles of Incorporation of Registrant as filed with the Secretary of State of California on September 2, 1997. (incorporated herein by reference to Exhibit (3.2) to the Registrant’s Registration Statement on Form SB-2, Reg. No. 333-23369, filed on March 14, 1997)

3.1.2	Certificate of Amendment to the Registrant’s Articles of Incorporation as filed with the Secretary of State of California on March 3, 1998. (incorporated herein by reference to Exhibit (3.1.1) to the Registrant’s Quarterly Report on Form 10-QSB for the quarterly period ended June 30, 2001, filed on August 14, 2001)

3.1.3	Certificate of Amendment to the Registrant’s Articles of Incorporation as filed with the Secretary of State of California on July 12, 2001. (incorporated herein by reference to Exhibit (3.1.2) to the Registrant’s Quarterly Report on Form 10-QSB for the quarterly period ended June 30, 2001, filed on August 14, 2001)

3.1.4	Certificate of Determination, Preferences and Rights of Series A Preferred Stock as filed with the Secretary of State of California on July 13, 2001. (incorporated herein by reference to Exhibit (3.1) to the Registrant’s Current Report on Form 8-K, filed on July 23, 2001)

3.2	Amended and Restated Bylaws of Registrant. (incorporated herein by reference to Exhibit (3.2) to the Registrant’s Quarterly Report on Form 10-QSB for the quarterly period ended June 30, 2001, filed on August 14, 2001)

4.2	Form of warrant issued to subscribers in connection with the Registrant’s July 2001 private placement. (incorporated herein by reference to Exhibit (4.1) to the Registrant’s Current Report on Form 8-K, filed on July 23, 2001)

4.3	Form of option issued to the placement agent in connection with the Registrant’s July 2001 private placement. (incorporated herein by reference to Exhibit (4.2) to the Registrant’s Current Report on Form 8-K, filed on July 23, 2001)

4.4	Form of warrant underlying the option issued to the placement agent in connection with the Registrant’s July 2001 private placement. (incorporated herein by reference to Exhibit (4.3) to the Registrant’s Current Report on Form 8-K, filed on July 23, 2001)

10.4	Form of Indemnification Agreement. (incorporated herein by reference to Exhibit (10.5) to the Registrant’s Registration Statement on Form SB-2, Reg. No. 333-23369, filed on March 14, 1997)

10.6	Registrant’s 1997 Stock Plan, as amended effective March 26, 2003, and form of stock option agreement. (incorporated by reference to Exhibit (4.1) to the Registrant’s Registration Statement on Form S-8 Reg. No. 333-108868, filed on September 17, 2003)

10.7+	Nonexclusive Technology License Agreement between Registrant and Active Voice Corporation dated April 30, 1997. (incorporated herein by reference to Exhibit (10.10) to Amendment No. 2 to the Registrant’s Registration Statement on Form SB-2, Reg. No. 333-23369, filed on August 15, 1997)

10.8.1	Securities Purchase Agreement dated as of March 4, 1999 between Registrant and David A. Brewer. (incorporated herein by reference to Exhibit (10.11) to Post-Effective Amendment No. 3 to the Registrant’s Registration Statement on Form SB-2, Reg. No. 333-23369, filed on April 2, 1999)

10.8.2	Amendment No. 1 dated October 7, 1999 to Securities Purchase Agreement dated as of March 4, 1999 between Registrant and David Brewer. (incorporated herein by reference to Exhibit (10.12) to the Registrant’s Annual Report on Form 10-KSB for the fiscal year ended September 30, 1999, filed on December 28, 1999)

10.8.3	Amendment No. 2 dated October 26, 2000 to Securities Purchase Agreement dated as of March 4, 1999 and as amended on October 7, 1999 between Registrant and David Brewer. (incorporated herein by reference to Exhibit (10.14) to the Registrant’s Annual Report on Form 10-KSB for the fiscal year ended September 30, 2000, filed on December 29, 2000)

10.9	Securities Purchase Agreement dated November 8, 2000 by and among the Registrant and the purchasers listed on Exhibit A thereto. (incorporated herein by reference to Exhibit (10.17) to the Registrant’s Annual Report on Form 10-KSB for the fiscal year ended September 30, 2000, filed on December 29, 2000)

10.10	Registration Rights Agreement, dated as of July 20, 2001 by and among the Registrant and the subscribers set forth therein. (incorporated herein by reference to Exhibit (10.1) to the Registrant’s Current Report on Form 8-K, filed on July 23, 2001)

10.11	Form of Registration Rights Agreement, dated as of July 20, 2001 by and among the Registrant and Commonwealth Associates, L.P. (incorporated herein by reference to Exhibit (10.2) to the Registrant’s Current Report on Form 8-K, filed on July 23, 2001)

10.12.1	Voice Mail Services Agreement, dated as of February 8, 2002, by and between the Registrant and AT&T Corp. (incorporated by reference to Exhibit (10.1) to the Registrant’s Quarterly Report on Form 10-QSB for the quarterly period ended March 30, 2002, filed on May 15, 2002)

10.12.2	First Amendment to the Voice Mail Services Agreement, dated as of February 8, 2003, by and between the Registrant and AT&T Corp. (incorporated herein by reference to Exhibit (10.1) to the Registrant’s Quarterly Report on Form 10-QSB for the quarterly period ended March 31, 2003, filed on May 14, 2003)

10.14	Lease, dated as of March 20, 2003 by and among Registrant, and Ching C. Poon and Jenny M. Poon. (incorporated herein by reference to Exhibit (10.15) to the Registrant’s Annual Report on Form 10-KSB for the fiscal year ended September 30, 2003, filed on December 29, 2003)

10.15	Lease, dated as of October 3, 2001 by and between Registrant and Colbur Tech, LLC. . (incorporated herein by reference to Exhibit (10.16) to the Registrant’s Annual Report on Form 10-KSB for the fiscal year ended September 30, 2003, filed on December 29, 2003)

10.16	Amended and Restated Employment Agreement dated as of July 6, 2004 between Registrant and Paul DePond. (incorporated herein by reference to Exhibit (10.16) to the Registrant’s Quarterly Report on Form 10-QSB for the three-month period ended June 30, 2004, filed on August 12, 2004)

10.17	Amended and Restated Employment Agreement dated as of July 6, 2004 between Registrant and Gerald Rice. (incorporated herein by reference to Exhibit (10.17) to the Registrant’s Quarterly Report on Form 10-QSB for the three-month period ended June 30, 2004, filed on August 12, 2004)

10.18	Employment Agreement dated as of July 6, 2004 between Registrant and Rhonda Chicone-Shick. (incorporated herein by reference to Exhibit (10.18) to the Registrant’s Quarterly Report on Form 10-QSB for the three-month period ended June 30, 2004, filed on August 12, 2004)

10.19	Severance Agreement and Release dated September 30, 2004 between the Company and Gaylan I. Larson (incorporated herein by reference to Exhibit (10.19) to the Registrant’s Current Report on Form 8-K, filed on October 1, 2004)

10.20	Amendment No. 1 dated October 14, 2004, to Stock Option Agreement dated as of March 15, 2004 between the Company and Michael Ballard (incorporated herein by reference to Exhibit (10.20) to the Registrant’s Current Report on Form 8-K, filed on October 20, 2004)

10.21	Amendment No. 1 dated October 14, 2004, to Stock Option Agreement dated as of October 11, 2001 between the Company and Michael Ballard (incorporated herein by reference to Exhibit (10.21) to the Registrant’s Current Report on Form 8-K, filed on October 20, 2004)

10.22	Amendment No. 1 dated October 14, 2004, to Stock Option Agreement dated as of October 11, 2001 between the Company and Michael Ballard (incorporated herein by reference to Exhibit (10.22) to the Registrant’s Current Report on Form 8-K, filed on October 20, 2004)

10.23	Employment Agreement dated November 15, 2004 between the Company and Gordon S. Faulmann (incorporated herein by reference to Exhibit (10.19) to the Registrant’s Current Report on Form 8-K, filed on November 17, 2004)

10.24	Nonexclusive Technology License Agreement, dated as of November 24, 2003, by and between Registrant and NCR Corporation.

14.1	Code of Ethics for Principal Executive and Senior Financial Officers (incorporated herein by reference to Exhibit (14.1) to the Registrant’s Annual Report on Form 10-KSB for the fiscal year ended September 30, 2003, filed on December 29, 2003)

23.1	Consent of Burr, Pilger & Mayer LLP

24.1	Power of Attorney (see page 24).

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

+	Confidential treatment has been granted with respect to portions of these exhibits.