Form 10KSB/A
period 2004-09-30
NOTIFY TECHNOLOGY CORP
filed 2005-01-26
CIK 1031980

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-KSB/A

(Amendment No. 1)

(Mark One)

☒	Annual Report Under Section 13 or 15(d) of the Securities Exchange Act of 1934 For the Fiscal Year Ended September 30, 2004

or

☐	Transition Report Pursuant to Section 13 Or 15(d) of the Securities Exchange Act of 1934

Commission file number: 000-23025

NOTIFY TECHNOLOGY CORPORATION

(Name of small business issuer in its charter)

California	77-0382248
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

1054 S. De Anza Blvd. Suite 105 San Jose, California	95129
(Address of principal executive offices)	(Zip Code))

Issuer’s telephone number: (408) 777-7920

Securities registered pursuant to Section 12(b) of the Act:

None

Securities registered pursuant to Section 12(g) of the Act:

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

EXPLANATORY NOTES

This report on Form 10-KSB/A (Amendment No. 1) is being filed to disclose those items previously omitted from Part III of the Annual Report on Form 10-KSB, filed by Notify Technology Corporation, a California corporation, on December 22, 2004, in compliance with General Instruction E.3. to Form 10-KSB. In addition, pursuant to the rules of the Securities and Exchange Commission, we are including with this Amendment certain currently dated certifications.

PART III

ITEM 9.	Directors, Executive Officers, Promoters and Control Persons; Compliance With Section 16(a) of the Exchange Act

Executive Officers and Key Employees

Our executive officers and key employees and their ages as of December 31, 2004 are as follows:

Name	Age	Position
Paul F. DePond	51	President, Chief Executive Officer and Chairman of the Board of Directors of the Company
Gerald W. Rice	56	Chief Financial Officer and Secretary
Rhonda Chicone Shick	40	Vice President of Product Development
Gordon Faulmann	41	Vice President of Business Development

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

Directors

Our directors and their ages as of December 31, 2004 are as follows:

Name of Nominee	Age	Position
Paul F. DePond	51	President, Chief Executive Officer and Chairman of the Board of Directors of the Company
Harold S. Blue	43	Director
David A. Brewer (1)(2)	52	Director
Andrew H. Plevin (1)(2)	41	Director
Inder Tallur	40	Director

(1)	Member of the audit committee of the board of directors.

(2)	Member of the compensation committee of the board of directors.

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

Harold S. Blue has served as one of our directors since July 2001. From July 2004 to the present, Mr. Blue has been serving as CEO and a director of Inoveris, LLC. From January 2002 until November 2004, Mr. Blue served as a Partner and President of Commonwealth Group Holding, Inc., an investment and merchant bank. From January 2001 until January 2002, Mr. Blue was a business consultant to Commonwealth Associates, L.P. From February 1993 to December 2000, Mr. Blue served as Chairman and CEO of ProxyMed, Inc., a healthcare information systems company. From 1990 to 1993, Mr. Blue was founder and CEO of Health Services, Inc., a physician practice management company, which was sold to InPhyNet Medical Management, Inc. From 1984 to 1988, Mr. Blue was the founder and President of Best Generics, a generic pharmaceutical distributor, which was sold to IVAX Corporation in 1988 at which time Mr. Blue joined IVAX as a director. From 1979 to 1984 he was the founder and CEO of Budget Drugs, a pharmacy chain in South Florida. Mr. Blue was nominated for election to Notify’s Board of directors pursuant to the placement agency agreement between the Company and Commonwealth Associates, L.P. dated as of April 25, 2001 and amended as of July 11, 2001. The provision provided that Commonwealth Associates, L.P. had the right to designate two directors of the Company’s Board of Directors until less than 100,000 shares of the Company’s Series A preferred stock sold in the Company’s July 2001 private placement were outstanding. This agreement expired when the Series A preferred stock was converted to common stock on July 20, 2004.

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

Inder Tallur has served as one of our directors since November 2003. Since 2003 he has served as a Partner of ComVest Investment Partners. Mr. Tallur served as Director of Research of Commonwealth Associates, L.P. from 1995 until 2003. Mr. Tallur attended Tulane University’s A.B. Freeman School of Business from 1992 to 1994 where he received an MBA and attended Boston College in 1995 where he received an MS in finance. Mr. Tallur also worked for Digital Equipment Corporation from 1990 to 1991 and HCL HP India, a subsidiary of Hewlett Packard from 1986 to 1990. Mr. Tallur received a BE in electronics from Visvesvaraya Regional College of Engineering, Nagpur, India in 1987. . Mr. Tallur was nominated for election to, and serves on the Board of Directors pursuant to provisions of that certain placement agency agreement between the Company and Commonwealth Associates, L.P. dated as of April 25, 2001 and amended as of July 11, 2001. The provision provided that Commonwealth Associates, L.P. had the right to designate two directors of the Company’s Board of Directors until less than 100,000 shares of the Company’s Series A preferred stock sold in the Company’s July 2001 private placement were outstanding. This agreement expired when the Series A preferred stock was converted to common stock on July 20, 2004.

As previously reported in our Current Report on Form 8-K filed on October 20, 2004, Michael Ballard resigned as one of our directors on October 14, 2004. We would like to thank Mr. Ballard for his service as a director.

We have a separately-designated standing audit committee that was established in accordance with Section 3(a)(58)(A) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Messrs. Brewer and Plevin currently serve as members of the audit committee, and Mr. Ballard served as a member of the audit committee during fiscal 2004 until his resignation. The board of directors has determined that Mr. Brewer is an “audit committee financial expert” as defined in Item 401(e) of Regulation S-B promulgated by the Securities and Exchange Commission.

All directors are elected annually and serve until the next annual meeting of shareholders or until the election and qualification of their successors. There are no family relationships between any of our directors or executive officers.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Exchange Act requires the Company’s executive officers and directors and persons who own more than ten percent of a registered class of the Company’s equity securities to file an initial report of ownership on Form 3 and changes in ownership on Form 4 or 5 with the Securities and Exchange Commission (the “SEC”) and the National Association of Securities Dealers, Inc. Executive officers, directors and greater than ten percent shareholders are also required by SEC rules to furnish the Company with copies of all Section 16(a) forms they file. Based solely on its review of copies of such forms received by it, or written representations from certain reporting persons, the Company believes that during the fiscal year ended September 30, 2004 all filing requirements applicable to its officers, directors and ten percent shareholders were fulfilled.

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

Summary Compensation Table

The following table sets forth information for the three most recently completed fiscal years concerning the compensation of (i) the Chief Executive Officer and (ii) all other executive officers of the Company who earned over $100,000 in salary and bonus in the fiscal year ended September 30, 2004 (together the “Named Executive Officers”).

	Annual Compensation				Long-Term Compensation
					Awards		Payouts
					Restricted Stock Awards ($)	Securities Underlying Options (#)	LTIP Payouts ($)
Name and Principal Position	Year	Salary ($)	Bonus ($)	Other Annual Compensation ($)				All Other Compensation ($)(1)
Paul F. DePond Chief Executive Officer	2004 2003 2002	$231,415 224,485 208,284	$62,854 10,000 22,500	— — —	— — —	— 400,000 150,000	— — —	$19,965 15,046 12,001
Gaylan I. Larson(2) Vice President, Operations	2004 2003 2002	$93,600 121,238 90,837	$10,898 7,500 10,000	— — —	— — —	— 125,000 50,000	— — —	$20,875 16,983 11,251
Gerald W. Rice Chief Financial Officer	2004 2003 2002	$170,992 165,576 150,653	$21,328 7,500 —	— — —	— — —	— 125,000 50,000	— — —	$19,394 16,934 9,840
Rhonda Chicone-Shick Vice President, R&D	2004 2003 2002	$102,906 100,375 98,193	$20,575 2,500 —	— — —	— — —	— 150,000 50,000	— — —	$3,539 1,756 1,047

(1)	Represents payments of health insurance premiums on behalf of the Named Executive Officers.
(2)	Mr. Larson worked part-time and separated from service on September 30, 2004 due to lack of work.

Option Grants in Last Fiscal Year

None of the Named Executive Officers received a stock option grant in fiscal 2004.

Aggregated Option Exercises in Last Fiscal Year and Fiscal Year End Option Values

None of the Named Executive Officers exercised an outstanding stock option in fiscal 2004. The following table sets forth certain information for the Named Executive Officers with respect to securities underlying unexercised options at the end of fiscal 2004.

	Shares Acquired on Exercise (#)	Value Realized ($)	Number of Securities Underlying Unexercised Options at Fiscal Year End (#)		Value of Unexercised In-the-Money Options at Fiscal Year End ($)
Name			Exercisable	Unexercisable	Exercisable	Unexercisable
Paul F. DePond	—	—	990,277	259,723	—	—
Gaylan I. Larson	—	—	423,611	—	—	—
Gerald W. Rice	—	—	303,750	81,250	—	—
Rhonda Chicone-Shick	—	—	297,778	97,222	—	—
Gordon S. Faulmann	—	—	—	—	—	—

Director Compensation

Our directors do not currently receive any cash compensation for service on the board of directors or any committee thereof. Directors are eligible for option grants under our 1997 Stock Plan. During the fiscal year ended September 30, 2004, no directors received option grants.

Employment Agreements and Change-in-Control Arrangements

In July 2004, we entered into an amended and restated employment agreement with Mr. DePond. The agreement provides for a base annual salary of $225,000. Under the agreement, Mr. DePond is also eligible to receive annual bonuses based upon targets approved by our board of directors.

In the event that Mr. DePond’s employment with the Company is terminated without cause within twenty-four (24) months following a change of control or at any time apart from a change of control, Mr. DePond is entitled to receive severance compensation equal to a continuation of his salary for a period of twelve (12) months. Mr. DePond will also be paid the maximum amount of his bonus for the fiscal year in which such involuntary termination occurs that could have been received had he satisfied all conditions necessary to earn such maximum amount of the bonus during the remainder of such fiscal year. In addition, Mr. DePond is entitled to receive 100% Company-paid dental and life insurance coverage and reimbursement for all premium payments paid under COBRA for continuing health insurance coverage as provided to Mr. DePond and his dependents immediately prior to such termination until the earlier of (i) twelve (12) months following such termination, or (ii) the date Mr. DePond becomes covered under another employer’s dental, life or health insurance plan. In lieu of such reimbursements, Mr. DePond may, at his sole election, receive a one-time cash payment equal to the total amount of such premium payments Mr. DePond would be required to make for twelve (12) months following such termination. Mr. DePond is also entitled to receive outplacement services for a period of up to six (6) months following such termination with a maximum obligation to the Company of $9,000 for such services. Mr. DePond is not entitled to severance compensation in the event of a termination for cause or voluntary resignation. In the event of a termination due to disability, Mr. DePond is entitled to receive only those severance or disability benefits as are established under the Company’s then existing severance and benefits plans and policies. In the event of a termination due to Mr. DePond’s death, Mr. DePond is entitled to receive a one-time cash payment equal to Mr. DePond’s base annual salary minus the amount Mr. DePond is entitled to receive under the Company-paid life insurance policy.

In July 2004, we entered into an amended and restated employment agreement with Mr. Rice that provides for a base annual salary of $170,000. Under the agreement, Mr. Rice is also eligible to receive annual bonuses based upon targets approved by our board of directors.

In the event that Mr. Rice’s employment with the Company is terminated without cause within twenty-four (24) months following a change of control or at any time apart from a change of control, Mr. Rice will be entitled to receive severance compensation equal to a continuation of his salary for a period of six (6) months. Mr. Rice will also be paid the maximum amount of his bonus for the fiscal year in which such involuntary termination occurs that could have been received had he satisfied all conditions necessary to earn such maximum amount of the bonus during the remainder of such fiscal year. In addition, Mr. Rice is entitled to receive 100% Company-paid dental and life insurance coverage and reimbursement for all premium payments paid under COBRA for continuing health insurance coverage as provided to Mr. Rice and his dependents immediately prior to such termination until the earlier of (i) six (6) months following such termination, or (ii) the date Mr. Rice becomes covered under another employer’s dental, life or health insurance plan. In lieu of such reimbursements, Mr. Rice may, at his sole election, receive a one-time cash payment equal to the total amount of such premium payments Mr. Rice would be required to make for six (6) months following such termination. Mr. Rice is also entitled to receive outplacement services for a period of up to six (6) months following such termination with a maximum obligation to the Company of $9,000 for such services. Mr. Rice is not entitled to severance compensation in the event of a termination for cause or voluntary resignation. In the event of a termination due to disability, Mr. Rice is entitled to receive only those severance or disability benefits as are established under the Company’s then existing severance and benefits plans and policies. In the event of a termination due to Mr. Rice’s death, Mr. Rice is entitled to receive a one-time cash payment equal to Mr. Rice’s base annual salary minus the amount Mr. Rice is entitled to receive under the Company-paid life insurance policy.

In July 2004, we entered into an employment agreement with Ms. Chicone-Shick that provides for a base annual salary of $100,000. Under the agreement, Ms. Chicone-Shick is also eligible to receive annual bonuses based on targets approved by our board of directors.

In the event that Ms. Chicone-Shick’s employment with the Company is terminated without cause within twenty-four (24) months following a change of control or at any time apart from a change of control, Ms. Chicone-Shick will be entitled to receive severance compensation equal to a continuation of her salary for a period of twelve (12)

months. Ms. Chicone-Shick will also be paid the maximum amount of her bonus for the fiscal year in which such involuntary termination occurs that could have been received had she satisfied all conditions necessary to earn such maximum amount of the bonus during the remainder of such fiscal year. In addition, Ms. Chicone-Shick is entitled to receive 100% Company-paid dental and life insurance coverage and reimbursement for all premium payments paid under COBRA for continuing health insurance coverage as provided to Ms. Chicone-Shick and her dependents immediately prior to such termination until the earlier of (i) twelve (12) months following such termination, or (ii) the date Ms. Chicone-Shick becomes covered under another employer’s dental, life or health insurance plan. In lieu of such reimbursements, Ms. Chicone-Shick may, at her sole election, receive a one-time cash payment equal to the total amount of such premium payments Ms. Chicone-Shick would be required to make for twelve (12) months following such termination. Ms. Chicone-Shick is also entitled to receive outplacement services for a period of up to six (6) months following such termination with a maximum obligation to the Company of $9,000 for such services. Ms. Chicone-Shick is not entitled to severance compensation in the event of a termination for cause or voluntary resignation. In the event of a termination due to death or disability, Ms. Chicone-Shick is entitled to receive only those severance or disability benefits as are established under the Company’s then existing severance and benefits plans and policies.

In November 2004, we entered into an employment agreement with Mr. Faulmann that provides for a base annual salary of $96,000. Under the agreement, Mr. Faulmann is also eligible to receive annual bonuses based on targets approved by our board of directors.

In the event that Mr. Faulmann’s employment with the Company is terminated without cause within twelve (12) months following a change of control, Mr. Faulmann will be entitled to receive severance compensation equal to a continuation of his salary for a period of six (6) months. Mr. Faulmann will also be paid the maximum amount of his bonus for the fiscal quarter in which such involuntary termination occurs that could have been received had he satisfied all conditions necessary to earn such maximum amount of the bonus during the remainder of such fiscal quarter. In addition, Mr. Faulmann is entitled to receive reimbursement for certain medical expenses until the earlier of (i) six (6) months following such termination or (ii) the date Mr. Faulmann becomes covered under another employer’s group health, dental or life insurance plan. In the event that Mr. Faulmann’s employment with the Company is terminated without cause apart from a change of control, Mr. Faulmann is entitled to receive severance compensation equal to a continuation of his salary for a period of three (3) months. Mr. Faulmann will also be paid the maximum amount of his bonus for the fiscal quarter in which such involuntary termination occurs that could have been received had he satisfied all conditions necessary to earn such maximum amount of the bonus during the remainder of such fiscal quarter. Mr. Faulmann is not entitled to severance compensation in the event of a termination for cause or voluntary resignation. In the event of a termination due to disability, Mr. Faulmann is entitled to receive only those severance or disability benefits as are established under the Company’s then existing severance and benefits plans and policies. In the event of a termination due to Mr. Faulmann’s death, Mr. Faulmann is entitled to receive a one-time cash payment equal to Mr. Faulmann’s base annual salary minus the amount Mr. Faulmann is entitled to receive under the Company-paid life insurance policy.

The foregoing agreements define a “change of control” as (i) the acquisition of more than 30% of our voting securities by any person or group; (ii) a change in a majority of our board of directors occurring within a two year period; or (iii) the approval by our shareholders of a transaction which would result in a transfer of more than 50% of our voting power, a sale of all or substantially all of our assets, or a liquidation; provided, however, that a public offering of our common stock does not constitute a change of control. The agreements define “cause” as an act of dishonesty in connection with employment; a conviction of a felony that will detrimentally affect our reputation or business; and willful and gross misconduct injurious to us. The agreements define “disability” as the inability to perform duties under the agreement due to mental or physical illness determined to be total and permanent by a physician.

On October 1, 2004, we entered into a severance agreement and release with Mr. Larson in connection with his resignation as our Vice President of Operations. Pursuant to the terms of the agreement, we are obligated to pay Mr. Larson at the rate of $8,000.00 for three (3) months following the date of the agreement. Mr. Larson was entitled to have the vesting of one of his stock options (the “Option”) accelerate such that all of the shares subject to the Option were deemed to be fully vested as of the date of the agreement. Mr. Larson elected to exercise the Option and we agreed, pursuant to the terms of the agreement, to pay Mr. Larson a one-time bonus of $41,785.00, of which $31,205.00 was withheld to pay the exercise price of the Option. We are also obligated to reimburse Mr. Larson for up to three (3) months of his payments under COBRA. The benefits that Mr. Larson receives pursuant to the agreement are in lieu of all of the benefits that Mr. Larson would otherwise be entitled to receive pursuant to the amended employment agreement dated November 4, 2002 between Mr. Larson and the Company, as well as any other agreement between Mr. Larson and the Company.

ITEM 11.	Security Ownership of Certain Beneficial Owners and Management

The following table sets forth certain information regarding beneficial ownership of our common stock and Series A preferred stock as of January 1, 2005, by (i) each person or entity who is known by us to own beneficially more than 5% of the outstanding shares of that class of our stock, (ii) each of our directors, (iii) each of the Named Executive Officers, and (iv) all directors and executive officers as a group.

The table is based on information provided to us or filed with the Securities and Exchange Commission (“SEC”) by our directors, executive officers and principal shareholders. Beneficial ownership is determined in accordance with the rules of the SEC, and includes voting and investment power with respect to shares. Shares of common stock and Series A preferred stock, as indicated in the table, issuable upon exercise of options or warrants that are currently exercisable or are exercisable within 60 days after January 1, 2005, are deemed outstanding for purposes of computing the percentage ownership of the person holding such options or warrants, but are not deemed outstanding for computing the percentage of any other shareholder. Unless otherwise indicated, the address for each shareholder listed in the following table is c/o Notify Technology Corporation, 1054 S. De Anza Blvd., Suite 105, San Jose, California 95129.

	Shares of Common Stock Beneficially Owned		Shares of Series A Preferred Stock Beneficially Owned (Underlying Preferred Units)		Shares of Common Stock Beneficially Owned (Assuming Preferred Stock Conversion)
Name and Address pf Beneficial Owner	Number (1)	Percentage (1)	Number (2)	Percentage (2)	Number (3)	Percentage (3)
Entities and persons affiliated with Commonwealth Associates Group Holdings LLC (4)(5)(6) c/o Commonwealth Associates, L.P. 830 Third Avenue New York, NY 10022	3,677,490	24.7%	75,683	100.0%	4,434,320	28.3%
Entities and persons affiliated with RMC Capital, LLC (7) c/o RMC Capital, LLC 1640 Powers Ferry, Suite 125 Marietta, GA 30067	2,350,000	16.4	—	*	2,350,000	16.4
David A. Brewer (8)	1,215,634	8.7	—	*	1,215,634	8.7
Paul F. DePond (9)	1,164,282	7.8	—	*	1,164,282	7.8
Gaylan I Larson (10)	415,757	2.9	—	*	415,757	2.9
Gerald W. Rice (11)	337,286	2.4	—	*	337,286	2.4
Rhonda Chicone-Shick (12)	307,500	2.2	—	*	307,500	2.2
Andrew Plevin (13)	165,180	1.2	—	*	165,180	1.2
Harold S. Blue (14)	22,323	*	3,203	100.0	54,353	*
Inder Tallur (15)	8,929	*	1,281	100.0	21,739	*
All directors and executive officers as a group (8 persons)	3,636,891	21.5	4,484	100.0	3,681,731	21.7

*	less than 1%

(1)	Applicable percentage of ownership is based on 13,968,995 shares of our common stock outstanding as of January 1, 2005, together with applicable options and warrants for such shareholder.

(2)	Applicable percentage of ownership is based on options to purchase 9.2685 units outstanding as of January 1, 2005, in which each unit consists of 10,000 shares of Series A preferred stock and a warrant to purchase 35,000 shares of common stock (a “Preferred Unit”).

(3)	Applicable percentage of ownership is based on 13,968,995 shares of our capital stock outstanding as of January 1, 2005, together with applicable options or warrants for such shareholder.

(4)

Includes shares beneficially owned by Commonwealth Associates Group Holdings, LLC (“CAGH”), Commonwealth Management, LLC (“Commonwealth Management”), Commonwealth Associates, L.P. (“Commonwealth”), ComVest

Management, LLC (“ComVest Management”), ComVest Venture Partners, L.P. (“ComVest”), Michael Falk, Keith Rosenbloom and Inder Tallur. CAGH is the sole member of Commonwealth Management, which is the general partner of Commonwealth, and ComVest Management, which is the general partner of ComVest. Mr. Falk is the chairman and principal member of CAGH and a managing member of each of Commonwealth Management and ComVest Management. According to the Schedule 13D filed on July 29, 2004, by ComVest, ComVest Management, Commonwealth, Commonwealth Management, CAGH and Mr. Falk, Mr. Falk shares voting and dispositive power over the shares held by ComVest and Commonwealth. Mr. Rosenbloom is a manager of ComVest Management. Mr. Tallur is a member of CAGH and a director of Notify.

(5)	Common stock consists of (i) 2,800,000 shares held by ComVest, (ii) 608,151 shares issuable to ComVest upon exercise of outstanding common stock warrants, (iii) 90,650 shares issuable to ComVest upon exercise of warrants that are issuable upon exercise of an option to purchase 2.59 Preferred Units, (iv) 119,864 shares issuable to Commonwealth upon exercise of warrants that are issuable upon exercise of an option to purchase 3.424707 Preferred Units, (v) 38,684 shares issuable to Mr. Falk upon exercise of the warrants that are issuable upon exercise of an option to purchase 1.105267 Preferred Units, (vi) 11,212 shares issuable to Mr. Rosenbloom upon exercise of the warrants that are issuable upon exercise of an option to purchase 0.320367 Preferred Units, (vii) 4,485 shares issuable to Mr. Tallur upon exercise of the warrants that are issuable upon exercise of an option to purchase 0.128147 Preferred Units and (viii) 4,444 shares issuable to Mr. Tallur upon exercise of options. Common stock excludes 48,282 shares issuable to other employees of CAGH, or its affiliates, upon exercise of warrants that are issuable upon exercise of options to purchase an aggregate of 1.379645 Preferred Units. Commonwealth disclaims beneficial ownership of such shares.

(6)	Series A preferred stock consists of (i) 25,900 shares issuable to ComVest upon exercise of an option to purchase 2.59 Preferred Units, (ii) 34,247 shares issuable to Commonwealth upon exercise of an option to purchase 3.424707 Preferred Units, (iii) 11,052 shares issuable to Mr. Falk upon exercise of an option to purchase 1.105267 Preferred Units, (iv) 3,203 shares issuable to Mr. Rosenbloom upon exercise of an option to purchase 0.320367 Preferred Units, and (v) 1,281 shares issuable to Mr. Tallur upon exercise of an option to purchase 0.128147 Preferred Units. Series A preferred stock excludes 13,792 shares issuable to other employees of CAGH, or its affiliates, upon exercise of options to purchase an aggregate of 1.379645 Preferred Units. Commonwealth disclaims beneficial ownership of such shares. Percentage beneficial ownership for the Series A preferred stock is shown as 100% because no shares of Series A preferred stock are outstanding and under the SEC rules derivative securities held by a shareholder are only deemed outstanding for purposes of computing the percentage ownership of such shareholder.

(7)	Common stock includes 350,000 shares issuable upon exercise of warrants.

(8)	Includes (i) 43,333 shares issuable upon exercise of options, (ii) 7,201 shares of common stock owned by New Madrone Fund, Inc., of which Mr. Brewer is a shareholder and (iii) 3,500 shares of common stock issuable upon exercise of warrants owned by JEB Associates, of which Mr. Brewer is a shareholder.

(9)	Includes 1,016,667 shares issuable upon exercise of options.

(10)	Includes 343,750 shares issuable upon exercise of options.

(11)	Includes 312,083 shares issuable upon exercise of options.

(12)	Includes 307,500 shares issuable upon exercise of options.

(13)	Includes 54,444 shares issuable upon exercise of options.

(14)	Common stock consists of (i) 11,212 shares issuable to Mr. Blue upon exercise of the warrants that are issuable upon exercise of an option to purchase 0.320367 Preferred Units and (ii) 11,111 shares issuable upon exercise of options. Series A preferred stock consists of 3,203 shares issuable to Mr. Blue upon exercise of an option to purchase 0.320367 Preferred Units. Percentage beneficial ownership for the Series A preferred stock is shown as 100% because no shares of Series A preferred stock are outstanding and under the SEC rules derivative securities held by a shareholder are only deemed outstanding for purposes of computing the percentage ownership of such shareholder.

(15)	Common stock consists of (i) 4,485 shares issuable to Mr. Tallur upon exercise of the warrants that are issuable upon exercise of an option to purchase 0.128147 Preferred Units and (ii) 4,444 shares issuable upon exercise of options. Series A preferred stock consists of 1,281 shares issuable to Mr. Tallur upon exercise of an option to purchase 0.128147 Preferred Units. Percentage beneficial ownership for the Series A preferred stock is shown as 100% because no shares of Series A preferred stock are outstanding following the redemption and under the SEC rules derivative securities held by a shareholder are only deemed outstanding for purposes of computing the percentage ownership of such shareholder.

Equity Compensation Plan Information

The following table sets forth information with respect to our 1997 Stock Plan as of September 30, 2004.

	(a)	(b)	(c)
	Number of Securities to be Issued upon Exercise of Outstanding Warrants, Warrants and Rights	Weighted-Average Exercise Price of Outstanding Options, Warrants and Rights	Number of Securities Remaining Available or Future Issuance under Equity Compensation Plans (Excluding Securities Reflected in Column (a))
Equity compensation plans approved by security holders	3,390,924	$1.396	238,738
Equity compensation plans not approved by security holders	N/A	N/A	N/A

Total	3,390,924	$1.396	238,738

ITEM 12.	Certain Relationships and Related Transactions

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

In July 2001, Mr. Plevin agreed to waive his right to be issued additional warrants if we issued shares of our capital stock at a price below $3.25 per share with respect to the July 2001 private placement described below. In July 2001, the per share exercise price of Mr. Plevin’s two warrants decreased to $1.00 per share as a result of the July 2001 private placement and Mr. Plevin exercised his two warrants and received 38,458 shares of common stock for an aggregate purchase price of $38,458.

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

Holders of our outstanding Series A preferred stock had the right to require us to redeem any unconverted shares of Series A preferred stock at any time and from time to time during the period from July 20, 2003 to July 25, 2004. The per share redemption price was $10.00 plus any accrued dividends. The holders of Series A preferred stock had the option to receive the redemption price in cash or in shares of our common stock; provided, however, that we were not obligated to pay the redemption price in cash unless our board of directors unanimously approved such payment in cash. If all holders of outstanding Series A preferred stock as of July 20, 2004 had elected to redeem for cash, the aggregate redemption price would have totaled $4,610,000. Had we failed to pay the entire redemption price for a cash redemption that was unanimously approved by our board of directors, the redemption price would have increased by five percent (5%) for each thirty (30) day period (and for a pro rata percentage for any portion thereof) during which we failed to make such payment, subject to certain periods during which we could have cured our default.

Per an agreement entered into in connection with the financing, we prepared and filed with the Securities and Exchange Commission a registration statement covering the resale of the shares of common stock underlying all securities issued in connection with the financing. Also pursuant to such agreement, we appointed Messrs. Harold S. Blue and Inder Tallur as Commonwealth Associates’ designees to our board of directors. The agreement to appoint two Commonwealth Associates’ designees to our board of directors expired upon the redemption of the Series A preferred stock for common stock described below. We have covenanted to provide Commonwealth Associates, L.P. with finder’s fees in connection with certain future financings.

On July 20, 2004, the holders of Series A preferred stock chose to redeem their shares of Series A preferred stock for shares of common stock and each holder of Series A preferred stock requesting redemption received shares of common stock equal to a redemption conversion price of $0.50 per share.

We believe that all of the transactions set forth above were made on terms no less favorable to us than could have been obtained from unaffiliated third parties.

ITEM 13.	Exhibits

(a)	Exhibits

The following exhibits are filed as part of this Form 10-KSB/A:

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

ITEM 14.	Principal Accountant Fees and Services

Summary of Fees

The following table summarizes the approximate aggregate fees billed to us or expected to be billed to us by our independent auditors for our 2004 and 2003 fiscal years:

Type of Fees	Fiscal Year 2004 (1)		Fiscal Year 2003 (1)
Audit Fees	$22,170	(2)	$50,315	(3)
Audit-Related Fees	21,835	(4)	1,270	(5)
Tax Fees	17,680	(6)	20,370	(7)
All Other Fees	—		5,225	(8)

Total Fees	$55,785		$77,180

(1)	Includes amounts billed to us by Ernst & Young LLP and Burr Pilger & Mayer LLP. We terminated the engagement of Ernst & Young LLP in January 2003.

(2)	Includes $22,170 billed to us by Burr Pilger & Mayer LLP.

(3)	Includes $1,000 billed to us by Ernst & Young LLP and $49,315 billed to us by Burr Pilger & Mayer LLP.

(4)	Includes $5,900 billed to us by Ernst & Young LLP and $15,935 billed to us by Burr Pilger & Mayer LLP for review of our registration statement on Form SB-2 and the preparation of a Form S-8.

(5)	Includes $1,270 billed to us by Ernst & Young LLP for review of our registration statement on Form SB-2.

(6)	Includes $17,680 billed to us by Burr Pilger & Mayer LLP in connection with our fiscal 2003 income tax preparation.

(7)	Includes $20,370 billed to us by Ernst & Young LLP in connection with our fiscal 2002 income tax preparation.

(8)	Includes $4,900 billed to us by Ernst & Young LLP for audit transition services and $325 billed to us by Burr Pilger & Mayer LLP for miscellaneous expenses.

Pre-Approval of Independent Auditor Services and Fees

Our audit committee reviewed and pre-approved all audit and non-audit fees for services provided by Burr Pilger & Mayer LLP and has determined that the firm’s provision of such services to us during fiscal 2004 is compatible with and did not impair Burr Pilger & Mayer LLP’s independence. It is the practice of the audit committee to consider and approve in advance all auditing and non-auditing services provided to us by our independent auditors in accordance with the applicable requirements of the Securities and Exchange Commission.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, duly authorized.

NOTIFY TECHNOLOGY CORPORATION

Dated: January 26, 2005	By:	/S/ PAUL F. DEPOND
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

In accordance with the requirements of the Securities Exchange Act of 1934, this Report was signed by the following persons on behalf of the registrant and in the capacities indicated below and on the dates stated.

Signature	Title	Date

/S/ PAUL F. DEPOND Paul DePond	President, Chief Executive Officer and Chairman (Principal Executive Officer)	January 26, 2005

/S/ GERALD RICE* Gerald Rice	Chief Financial Officer (Principal Financial and Accounting Officer)	January 26, 2005

/S/ DAVID BREWER* David Brewer	Director	January 26, 2005

/S/ ANDREW PLEVIN* Andrew Plevin	Director	January 26, 2005

/S/ HAROLD BLUE* Harold Blue	Director	January 26, 2005

/S/ INDER TALLUR* Inder Tallur	Director	January 26, 2005

*.By:	/s/ PAUL F. DEPOND
Paul DePond, Attorney-in-Fact

EXHIBIT INDEX

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002