Form 10QSB
period 2004-12-31
NOTIFY TECHNOLOGY CORP
filed 2005-02-14
CIK 1031980

U. S. Securities and Exchange Commission

Washington, D.C. 20549

FORM 10-QSB

(Mark One)

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended December 31, 2004

or

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

(408) 777-7920

(Issuer’s telephone number)

Check whether the Registrant (1) has filed all reports required to be filed by Section 13 of 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☐    No  ☒

As of December 31, 2004 there were 13,968,995 shares of Common Stock outstanding.

Transitional Small Business Disclosure Format    Yes  ☐    No  ☒

PART I. FINANCIAL INFORMATION (unaudited)

Item 1. Financial Statements

NOTIFY TECHNOLOGY CORPORATION

CONDENSED BALANCE SHEETS

	December 31, 2004	September 30, 2004
	(unaudited)	(1)
Assets
Current assets:
Cash and cash equivalents	$758,527	$1,026,121
Accounts receivable, net	523,625	485,425
Other current assets	56,720	56,598

Total current assets	1,338,872	1,568,144

Property and equipment, net	157,986	170,391

Total assets	$1,496,858	$1,738,535

Liabilities and shareholders’ deficit
Current liabilities:
Current portion of capital lease obligations	$14,791	$14,571
Accounts payable	24,780	64,012
Accrued payroll and related liabilities	257,532	378,057
Deferred revenue	1,181,055	1,081,175
Customer advances	226,098	271,114
Other accrued liabilities	171,352	173,168

Total current liabilities	1,875,608	1,982,097
Long term portion of capital lease obligations	12,842	16,623

Total liabilities	1,888,450	1,998,720

Shareholders’ deficit:
Common stock	13,969	13,814
Additional paid-in capital	22,840,831	22,802,236
Accumulated deficit	(23,246,392)	(23,076,235)

Total shareholders’ deficit	(391,592)	(260,185)

Total liabilities and shareholders’ deficit	$1,496,858	$1,738,535

(1)	The information in this column was derived from our audited financial statements for the year ended September 30, 2004

See accompanying notes to unaudited condensed financial statements

NOTIFY TECHNOLOGY CORPORATION

CONDENSED STATEMENTS OF OPERATIONS

	Three-Month Periods Ended December 31,
	2004	2003
	(Unaudited)
Revenue:
Product revenue	$486,970	$331,996
Service revenue	398,936	421,718
Royalty revenue	—	48,035

Total revenue	885,906	801,749

Cost of revenue:
Product cost	19,349	205,319
Service cost	12,631	50,719

Total cost of revenue	31,980	256,038

Gross profit	853,926	545,711

Operating expenses:
Research and development	246,692	220,993
Sales and marketing	406,519	142,931
General and administrative	373,224	307,078

Total operating expenses	1,026,435	671,002

Loss from operations	(172,509)	(125,291)

Interest income (expense) and other, net	2,352	(8,886)

Net loss	$(170,157)	$(134,177)

Basic and diluted net loss per share	$(0.01)	$(0.03)

Weighted average shares outstanding	13,828,017	4,599,800

See accompanying notes to unaudited condensed financial statements

NOTIFY TECHNOLOGY CORPORATION

CONDENSED STATEMENTS OF CASH FLOWS

	Three-Month Periods Ended December 31,
	2004	2003
	(Unaudited)
Cash flows used in operating activities:
Net loss	$(170,157)	$(134,177)
Adjustments to reconcile net loss to cash provided by (used in)
Operating activities:
Depreciation and amortization	28,284	28,727
Gain from the sale of property and equipment	1,257	6,080
Changes in operating assets and activities:
Accounts receivable	(38,200)	266,159
Other current assets	(122)	28,508
Accounts payable	(39,232)	(73,949)
Deferred revenue	99,880	273,308
Other accrued liabilities	(167,357)	(75,749)

Net cash provided by (used in) operating activities	(285,647)	318,907

Cash flows used in investing activities:
Purchase of property and equipment	(17,136)	(9,251)
Proceeds from the sale of fixed assets	—	3,000
Decrease in restricted cash	—	432,900

Net cash provided by (used in) investing activities	(17,136)	426,649

Cash flows provided by financing activities:
Net proceeds from (payments on) short term borrowings	—	(162,750)
Proceeds from exercise of options	38,750	—
Payments on capital lease	(3,561)	(3,356)

Net cash (used in) provided by financing activities	35,189	(166,106)

Net increase (decrease) in cash and cash equivalents	(267,594)	579,450
Cash and cash equivalents at beginning of period	1,026,121	556,805

Cash and cash equivalents at end of period	$758,527	$1,136,255

See accompanying notes to unaudited condensed financial statements

NOTIFY TECHNOLOGY CORPORATION

NOTES TO THE CONDENSED FINANCIAL STATEMENTS (Unaudited)

1. BASIS OF PRESENTATION

The accompanying unaudited condensed financial statements of Notify Technology Corporation (referred to as “the company”, “we”, “us” and “our” unless the context otherwise requires) have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and the instructions of Regulation S-B Item 310(b) and Article 10 of Regulation S-X. The condensed financial statements included herein are unaudited but include all adjustments (consisting only of normal recurring adjustments), which we consider necessary for a fair presentation of the financial position at such date and the operating results and cash flows for those periods. Although we believe that the disclosures in these financial statements are adequate to make the information presented not misleading, certain information normally included in financial statements and related footnotes prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission (SEC). The accompanying financial statements should be read in conjunction with the financial statements and notes thereto included in our Annual Report on Form 10-KSB for the year ended September 30, 2004.

Results for any interim period are not necessarily indicative of results for any other interim period or for the entire year.

2. GOING CONCERN

Due to our present financial condition and the risks associated with our business plans, there is substantial doubt as to our ability to continue as a going concern. We are currently researching and developing new products and enhancements to existing products. We are investing substantial resources in the development of our wireless product, NotifyLink. Although the revenue contribution of our NotifyLink product line has increased significantly on a relative basis, the product is in a growth mode and we cannot predict its longer term contribution. Our Visual Got Mail Solution sales are highly concentrated to one customer, which changed its program in June 2003 in a manner that has had an adverse effect on our revenues related to CPE sales. Our customer recently announced that it had entered into a definitive merger agreement under which the company would be sold to a regional bell operating company. The merger is subject to regulatory approval and is not expected to be completed until regulatory approvals are obtained. We cannot predict what effect this merger, if completed, will have on our business or financial results or the willingness of our customer to continue to renew our contracts relating to Visual Got Mail Solution. The success of our business operations will depend on the success of our sales and development efforts for NotifyLink and on our ability to obtain further financing until such time, if ever, as there is sustained favorable market acceptance for our wireless software products. It is not possible for us to predict with assurance the outcome of these matters. If we are unable to achieve profitable operations from our new software wireless products or obtain further financing as required, then our business will fail.

3. LIQUIDITY AND CAPITAL RESOURCES

During fiscal 2004, we financed our operations through a combination of gross margin from sales of product and services and existing cash balances. Our ability to fund our recurring losses from operations depends upon success of our NotifyLink wireless e-mail notification and wireless e-mail notification market solutions and the continuation of the current Visual Got Mail Solution program, and/or raising other sources of financing. We improved the sales of our NotifyLink wireless products to $486,247 in the fiscal quarter ended December 31, 2004 from $75,282 in the fiscal quarter ended December 31, 2003. We continue to generate revenue from the service portion of our Visual Got Mail Solution although that revenue stream has an uncertain future as the customer has terminated its marketing efforts for the product that our service supports. Consequently, we consider the Visual Got Mail Solution as a declining product. We do not believe that our existing cash balances are sufficient to fund our operations beyond September 30, 2005 and we will have to increase the sales of our NotifyLink products or secure additional financing. If we are unable to achieve NotifyLink revenue improvements or secure financing, we will have to restructure our business in order to reduce costs.

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

4. NET LOSS PER SHARE

Options to purchase 3,398,667 and 3,333,667 shares of common stock and warrants to purchase 1,871,651 and 2,062,005 shares of common stock were outstanding at December 31, 2004 and 2003, respectively, but were not included in the computation of diluted net loss per share as the effect would be anti-dilutive.

5. ACCOUNTING FOR STOCK-BASED COMPENSATION

The Company accounts for stock-based employee compensation using the intrinsic value method under Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” (“APB 25”), and related interpretations and complies with the disclosure provisions of Statement of Financial Accounting Standards (“SFAS”) No. 148, “Accounting for Stock-Based Compensation, Transition and Disclosure – an Amendment of FASB Statement No. 123.” The following table illustrates the effect on net loss and net loss per common share if the Company had applied the fair market recognition provisions of SFAS 123, “Accounting for Stock-Based Compensation,” to stock-based employee compensation.

	Three Months Ended December 31
	2004	2003
Net loss as reported	$(170,157)	$(134,177)
Add: Stock-based employee compensation expense included in reported net loss, net of related tax effects	—	—
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(36,317)	(162,397)

Pro forma net loss	$(206,474)	$(296,574)

	2004	2003
Earnings per share basic and diluted:
As reported	$(0.01)	$(0.03)
Pro forma	$(0.01)	$(0.06)

6. PRODUCT WARRANTY

The Company warrants its products for a specific period of time, generally twelve months, against material defects. The Company provides for the estimated future costs of warranty obligations in cost of sales when the related revenue is recognized. The accrued warranty costs represent the best estimate at the time of sale of the total costs that the Company expects to incur to repair or replace product parts, which fail while still under warranty. The amount of accrued estimated warranty costs are primarily based on historical experience as to product failures as well as current information on repair costs. On a quarterly basis, the Company reviews the accrued balances and updates the historical warranty cost trends. The following table reflects the change in the Company’s warranty accrual during fiscal year 2005:

Warranty accrual, September 30, 2004	$4,724

Charged to cost of sales	—
Actual warranty expenditures	(324)

Warranty accrual, December 31, 2004	$4,400

NOTIFY TECHNOLOGY CORPORATION

7. RECENT ACCOUNTING PRONOUNCEMENTS

In December 2004, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 123 (revised 2004) (“SFAS 123R”), Share-Based Payment, an amendment of FASB Statements Nos. 123 and 95. SFAS 123R eliminates the ability to account for share-based compensation transactions using APB 25 and would require that such transactions be accounted for using a fair-value-based method and recognized as expenses in statement of operations. SFAS 123R requires that a modified version of prospective application be used, which requires that the fair value of new awards granted after the effective date of SFAS 123R, plus unvested awards at the date of adoption, be expensed over the applicable vesting period. The provisions of SFAS 123R will be effective beginning in the Company’s second quarter of fiscal year 2006. The Company has not yet determined which fair value method and transitional provision it will follow. The impact on the Company’s financial statements of applying the Black-Scholes option valuation method of accounting for stock options is disclosed in Note 5.

8. SUBSEQUENT EVENTS

Our customer for the Visual Got Mail Solution has decided to dispose of its remaining inventory of Customer Premise Equipment (CPE) instead of renewing shipments to its customers. This disposal will eliminate our obligation to fulfill this product resulting in the recognition of approximately $1,400,000 of revenue, of which approximately $243,000 is included in deferred revenue at December 31, 2004.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

FORWARD LOOKING STATEMENTS

This Quarterly Report on Form 10-QSB contains forward-looking statements within the meaning of section 27A of the Securities Act of 1933, as amended, and section 21E of the Securities Exchange Act of 1934, as amended. In addition, we may from time to time make oral forward-looking statements. These statements may generally be identified by the use of such words as “expect,” “anticipate,” “believe,” “intend,” “plan,” “will,” or “shall,” and include, but are not necessarily limited to, all of the statements marked in this Form 10-QSB with an asterisk (“*”). These forward-looking statements are based on current expectations and entail various risks and uncertainties. Our actual results could differ materially from those anticipated in these forward-looking statements as a result of a number of factors, including those set forth below under “Risk Factors.” When reading the sections titled “Results of Operations” and “Financial Condition,” you should also read our unaudited condensed financial statements and related notes included elsewhere herein, our Annual Report on Form 10-KSB for the year ended September 30, 2004, and the section below entitled “Risk Factors.” We disclaim any obligation to update any forward-looking statements as a result of developments occurring after the date of this Quarterly Report.

RESULTS OF OPERATIONS

Three-Month Periods Ended December 31, 2004 and 2003

Revenue

Revenue consists of net revenue from the sale of NotifyLink software licenses recognized over the term of each contract and net revenue from services related to our Visual Got Mail Solution, telephony equipment. We recognize service revenue on a straight-line basis over the period of the service agreement, and we recognize revenue on sales of telephony products when the product is delivered, title has transferred, and no obligations remain.

NOTIFY TECHNOLOGY CORPORATION

Revenue for the three-month period ended December 31, 2004 increased to $885,906 from $801,749 for the three-month period ended December 31, 2003. The net increase in revenue resulted from a change in product mix where our NotifyLink wireless software increased to $486,247 from $75,282 in the same period last year and our Customer Premise Equipment (CPE) decreased to $97 from $260,674 in the same period last year due to our primary customer terminating its marketing efforts for the product that our service supports.

Our NotifyLink product line is an email and Personal Information Management (PIM) system designed for business users. The NotifyLink solution provides users with bi-directional mobile “automatic” synchronization of emails sent to end users’ email mailbox and all emails originated, forwarded and replied to from the mobile device will be synchronized with the user’s desktop. The transmitted information keeps personal calendars continually up to date at both the server level and the mobile device level.

The Visual Got Mail Solution allows competitive providers of local telephone service to offer voice mail, including message notification, to local telephone customers without relying on a stutter dial tone or FSK signaling provided by the incumbent telephone company. The Visual Got Mail Solution consists of a hardware product, based on our Call Manager product, that provides a visual indication that a telephone customer has received a voice message and a subscription service, operated by us, which links the hardware product to the competitive provider’s voice mail platform. We receive from the provider a monthly fee for each active voice mail user for providing the subscription service. For the three-month period ended December 31, 2004, revenue from our Visual Got Mail Solution was $366,300, consisting entirely of service revenue from the installed base with no product sales. During the three-month period ended December 31, 2003, we sold $657,865 in Visual Got Mail Solution product and services. The Visual Got Mail Solution was sold to a single customer who has discontinued its marketing efforts with respect to the product and our contract is subject to renewal so we anticipate that we will continue to experience substantial variances in quarterly revenue.

Revenue for the three-month period ended December 31, 2003 included royalty revenue of $48,035 from our multi-sense/stutter-dial patent and there was no royalty revenue in the three-month period ended December 31, 2004.

We sell our products primarily in the United States directly to business users, resellers and one long distance telephone carrier. The NotifyLink and Visual Got Mail Solution revenue accounted for 55% and 41%, respectively, of total revenue in the three-month period ended December 31, 2004. Revenue from our NotifyLink and Visual Got Mail Solution accounted for 9% and 79%, respectively of total revenues in the three-month period ended December 31, 2003. 41% of our revenue is related to our Visual Got Mail Solution and is concentrated in one customer with the remaining sales spread out among many different customers.

At December 31, 2004, $436,287 of our deferred revenue is related to the CPE portion of the Visual Got Mail Solution where title has transferred to our customer but the CPE has not been delivered. Our customer has decided to dispose of a large quantity of this product and that action, which we anticipate will occur during the second fiscal quarter of fiscal year 2005, will result in our recognition of $243,058 of deferred revenue associated with the product. The remaining $744,768 of the deferred revenue is related to NotifyLink where subscription contracts are sold on an annual basis and revenue is recognized over the period of customer service obligation.

Cost of Revenue

Cost of revenue consists primarily of the cost to run our hosting services, manufacture our products and the postal costs associated with our fulfillment service. Cost of revenue decreased to $31,980 in the three-month period ended December 31, 2004 from $256,038 for the three-month period ended December 31, 2003. This decrease was the result of virtually no sales of the Visual Got Mail Solution CPE during the three-month period ended December 31, 2004 due to our primary customer terminating its marketing efforts for the product that our CPE supports.

Our gross margin increased to 96.4% in the three-month period ended December 31, 2004 compared to a gross margin of 68.1% in the three-month period ended December 31, 2004. The increase occurred

NOTIFY TECHNOLOGY CORPORATION

because the three-month period ended December 31, 2004 contained primarily the costs to support our service and the period ended December 31, 2003 contained the manufacturing cost of CPE sales. The NotifyLink sales contributed to the high margin mix because there are few manufacturing costs associated with the product.

Our gross margin can generally be affected by a number of factors, including product mix, product demand, pricing pressures, warranty costs, and timing. Considering these factors, our gross margin has and will continue to fluctuate significantly and there can be no assurance that we will maintain our gross margins at the current levels.

Research and development

Research and development expenses consist primarily of personnel costs and support expenses. Research and development expenses increased to $246,692 for the three-month period ended December 31, 2004 from $220,993 for the three-month period ended December 31, 2003. This increase reflects the increase in our Ohio staff that designs and develops our wireless products. The primary focus of our development continues to be in the NotifyLink product area. We have increased our spending in this area and expect to continue investing in this area of research and development as resources allow.* There can be no assurance that the market will accept our wireless products.

Sales and marketing

Sales and marketing expense consists primarily of personnel, travel costs and sales commissions related to our sales effort of the NotifyLink product line. Sales and marketing costs increased to $406,519 for the three-month period ended December 31, 2004 from $142,931 for the three-month period ended December 31, 2003. This increase is primarily the result of personnel additions as we established an internal sales force and staffed up customer support to facilitate the NotifyLink sales process. Sale of the NotifyLink product involves a trial process requiring assistance to prospective customers installing an on-premise server. We have also expanded our marketing programs as the NotifyLink product benefits from establishing name recognition and reaching out to our target markets. The Visual Got Mail Solution sales were supported using our executive staff.

We anticipate that sales and marketing expenses will increase in future quarters as we hire additional sales and customer support personnel and attempt to expand our existing and create new distribution channels.

General and administrative

General and administrative expense consists of general management and finance personnel costs, occupancy costs, professional fees and other general corporate expenses. General and administrative expenses increased to $373,224 for the three-month period ended December 31, 2004 from $307,078 for the three-month period ended December 31, 2003. The increase was due to increased salary and legal expense.

We expect that general and administrative expense may increase in future quarters as the requirements of being a public company conforming to the Sarbanes-Oxley Act unfold.*

LIQUIDITY AND CAPITAL RESOURCES

During fiscal 2004, we financed our operations through a combination of gross margin from sales of product and services and existing cash balances. Our ability to fund our recurring losses from operations depends upon the success of our NotifyLink wireless e-mail notification solutions and the continuation of the current Visual Got Mail Solution program, and/or raising other sources of financing. We improved the sales of our NotifyLink wireless products to $486,247 in the fiscal quarter ended December 31, 2004 from $75,282 in the fiscal quarter ended December 31, 2003. We continue to receive income from the service portion of our Visual Got Mail Solution although that revenue stream has an uncertain future as the customer has terminated its marketing efforts for the product that our service supports. Consequently, we consider the Visual Got Mail Solution as a declining product. We do not believe that our existing cash balances are sufficient to fund our operations beyond September 30, 2005 and we will

NOTIFY TECHNOLOGY CORPORATION

have to increase the sales of our NotifyLink products or secure additional financing. If we are unable to achieve NotifyLink revenue improvements or secure financing, we will have to restructure our business in order to reduce costs.

In the event we require additional capital, we cannot predict whether we will be able to obtain financing on commercially reasonable terms, if at all. Any future financings may take the form of debt or equity securities or a combination of debt and equity, including convertible notes or warrants. In the event we are required to obtain additional financing, we cannot predict whether we could successfully conclude a financing with any new investors. Minimally, we expect that any additional financing could result in a substantial dilution of the equity and voting interests of our current shareholders

At December 31, 2004, we had cash and cash equivalents of $758,527. Over the last three years, we have financed our operations primarily through sales of equity and debt securities and bank lines of credit. The net cash used in operating activities equaled $285,647 in the fiscal quarter ended December 31, 2004 versus net cash provided by operating activities of $318,907 in the fiscal quarter ended December 31, 2003. We anticipate that we will have negative cash flow from operating activities in future quarters and years.*

Net cash used in investing activities was an outflow of $(17,136) and an inflow of $426,649 for the three-month periods ended December 31, 2004 and 2003, respectively. The net cash outflow was due to capital purchases in the three-month period ended December 31, 2004 and the inflow due to decreases in restricted cash of $432,900, partially offset by purchases of property and equipment of $9,251 in the three-month period ended December 31, 2003. The restricted cash was used to purchase inventory and we terminated purchases of inventory at the end of the 2003 fiscal year as the demand for the CPE portion of our Visual Got Mail Solution ceased.

We have no off balance sheet arrangements as defined by Item 303(c) of Regulation S-B.

RISK FACTORS

We operate in a dynamic and rapidly changing business environment that involves numerous risks and uncertainties. The following section lists some, but not all, of these risks and uncertainties, which may have a material adverse effect on our business, financial condition or results of operations.

A Significant Portion of our Revenue is Derived from the Sale of a Single Solution to a Single Customer and that Customer is Changing Their Business Commitment to the Market in Which Our Product is Sold

For the fiscal quarter ended December 31, 2004, 41% of our revenue came from the sale of our Visual Got Mail Solution service to a single competitive provider of local phone services. In July 2004, the customer changed its business position in the market in which our product is sold and terminated its outbound marketing efforts. Although our customer continues to purchase our service product from us, the installed base upon which our service is based has changed from a growth status to a declining status. If, for whatever reason, this customer is not able to, or chooses not to, sell or support its voice mail service, or the contractual rate we charge per user is renegotiated down, or our agreement is not renewed in April 2005, our revenue, operating profit and financial condition would be materially adversely affected. In such an event, we would have no alternative distribution channel for our Visual Got Mail Solution and our revenue, operating results and financial condition would be materially adversely affected.

Our customer recently announced that it had entered into a definitive merger agreement under which the company would be sold to a regional bell operating company. The merger is subject to regulatory approval and is not expected to be completed until regulatory approvals are obtained. We cannot predict what effect this merger, if completed, will have on our business or financial results or the willingness of our customer to continue to renew our contracts relating to Visual Got Mail Solution.

NOTIFY TECHNOLOGY CORPORATION

Because of Our Financial Condition and Our Business Plans, Our Financial Statements Disclose That There is Substantial Doubt as to Our Ability to Continue as a Going Concern and Accordingly Our Business Has a High Risk of Failure

We are currently replacing our wireline products with our wireless software products and researching and developing new products and enhancements to our existing NotifyLink product family. Due to our present financial condition and our business plans, there is substantial doubt as to our ability to continue as a going concern. To date, our NotifyLink product line has not generated sufficient revenue to completely replace our wireline products. As our wireline revenues decline, we need to improve the sales of NotifyLink to compensate. The success of our business operations will depend upon a significant favorable market acceptance for our new wireless software products and our ability to obtain further financing. It is not possible for us to predict with assurance the outcome of these matters. If we are unable to achieve profitable operations from our new software wireless products or obtain further financing, then our business will fail. We cannot predict whether we will be able to obtain additional financing when or as needed. Any potential financing could take the form of debt or equity and could include terms that are unfavorable to the Company and/or its existing stockholders. Any equity financing transaction would be expected to dilute the equity and voting interests of our existing stockholders.

We Have a History of Losses, and There is No Assurance of Future Profitability

We commenced operations in August 1994 and through January 1996 were engaged primarily in research and development. We introduced the Visual Got Mail Solution in fiscal 2001 and made a subsequent decision in fiscal 2003 to refocus our strategy on developing and selling software applications for the 2way wireless data market. Accordingly, our business has changed substantially in recent years, making it difficult to make period-to-period comparisons of our operations, and we face all of the risks and uncertainties encountered by early-stage companies. For the fiscal years ended September 30, 2004, 2003, 2002, 2001, 2000, 1999, and 1998, we incurred net losses of $655,908, $1,100,475, $1,741,752, $3,337,612, $3,526,452, $3,123,284 and $2,617,561 respectively. We incurred a net loss of $170,157 for the fiscal quarter ended December 31, 2004 and as of December 31, 2004, we had an accumulated deficit of $23,246,392 and a working capital deficit of $536,736. We anticipate having negative cash flow from operating activities in future quarters and years. We also expect to incur further operating losses in future quarters and years until such time, if ever, as there is a substantial increase in orders for our products and product sales generating sufficient revenue to fund our continuing operations. There can be no assurance that sales of our products will ever generate significant revenue, that we will ever generate positive cash flow from our operations or that we will attain or thereafter sustain profitability in any future period.

If We Are Unable To Market Our Wireless Software Products and Achieve Industry Acceptance Quickly, We Could Lose Existing And Potential Customers and Our Sales Would Decrease

Although a significant portion of our current revenue continues to come from servicing our installed base of the wireline Visual Got Mail Solution, we expect the Visual Got Mail Solution revenue to continue to decline in future periods.* Accordingly, we must invest in our wireless products in order to grow our revenues and improve our financial condition. We need to market our new wireless software products on a timely basis to keep pace with technological developments, emerging industry standards, and the growing needs of our sophisticated customers. We intend to extend our product offerings primarily through our NotifyLink product line.* However, we may experience difficulties in marketing these new products, and our inability to timely and cost-effectively introduce them and future enhancements, or the failure of these new products or enhancements to achieve market acceptance, could seriously harm our business. Life cycles of wireless software products are difficult to predict, because the market for such products is new and evolving and characterized by rapid technological change, frequent enhancements to existing products and new product introductions, changing customer needs and evolving industry standards. The introduction of competing products that employ new technologies and emerging industry standards could render our products and services obsolete and unmarketable or shorten the life cycles of our products and services. The emergence of new industry standards might require us to redesign our products. If our products are not in compliance with industry standards that become widespread, our customers and potential customers may not purchase our products.

If the Market for Wireless Data Communications Devices Does Not Grow, We May Not Successfully Sell Our NotifyLink Products

The overall market for wireless data communications devices has experienced significant growth in recent years. The success of our NotifyLink Enterprise and Hosted products depends upon this growth.

NOTIFY TECHNOLOGY CORPORATION

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

We May Be Unable to Generate the Capital Necessary to Support Our Planned Level of Research and Development Activities or to Manufacture and Market Our Products

At December 31, 2004, we had an accumulated deficit of $23,246,392 and incurred a net loss of $170,157 for the quarter ended December 31, 2004. We also had a working capital deficit at that date of $536,736. Our recently developed NotifyLink products will need to attain favorable market acceptance in order for us to be able to continue our research and development activities and to fund operating expenses at current levels. Regardless, because our NotifyLink wireless product line has not provided sufficient contributions to our revenues to date to operate profitably without the contribution of our Visual Got Mail Solution revenue, the success of our business operations will depend upon a significant favorable market acceptance for our new wireless software products and our ability to obtain further financing. Obtaining additional financing will be subject to a number of factors including market conditions, investor acceptance of our business plan, and investor sentiment. These factors may make the timing, amount, terms and conditions of additional financing unattractive or unavailable to us. If we are unable to raise additional financing, we will have to significantly reduce our spending, delay or cancel planned activities or substantially change our current corporate structure. In such an event, we intend to implement expense reduction plans in a timely manner. However, these actions would have material adverse effects on our business, results of operations, and prospects, resulting in a possible failure of our business.

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

NOTIFY TECHNOLOGY CORPORATION

Our Products May Not Be Accepted

We announced the launch of our new NotifyLink web based service and our NotifyLink Desktop products in November 2000. We released improved versions of the NotifyLink product throughout fiscal 2003 and 2004. The newest member of the NotifyLink family, the Hosted product, was introduced in November 2004. To date, we have received increasing but limited revenue from the sale of these products. We do not believe our sales to date are sufficient to determine whether or not there are sufficient consumers or business demand for our products to bring us to profitability.

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

NOTIFY TECHNOLOGY CORPORATION

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

We Depend on Key Executives

Our potential for success depends significantly on key management employees, including our Chairman, President and Chief Executive Officer, Paul F. DePond, our Vice President of Development, Rhonda Chicone-Shick, our Chief Financial Officer, Gerald W. Rice, our Vice President of Business Development, Gordon S. Faulmann and our Director of Inside Sales, Elizabeth Dorman. We have entered into employment agreements with these five key management employees. The loss of their services or those of any of our other key employees would materially adversely affect us. We also believe that our future success will depend in large part on our ability to attract and retain additional highly skilled technical, management, sales and marketing personnel. If we were unable to hire the necessary personnel, the development of new products and enhancements to current products would likely be delayed or prevented. Competition for these highly-skilled employees is intense. Therefore, there can be no assurance that we will be successful in retaining our key personnel and in attracting and retaining the personnel we require for expansion.

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

NOTIFY TECHNOLOGY CORPORATION

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

NOTIFY TECHNOLOGY CORPORATION

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

PART II. OTHER INFORMATION

Item 5. Other Information

In accordance with Section 10A(i)(2) of the Securities Exchange Act of 1934, as added by Section 202 of the Sarbanes-Oxley Act of 2002, we are required to disclose the non-audit services approved by our audit committee to be performed by Burr, Pilger & Mayer LLP (“BPM”), our external auditors. Non-audit services are defined as services other than those provided in connection with an audit or a review of the financial statements of a company. Our audit committee has approved the engagement of BPM for non-audit services in fiscal 2005, including tax related services.

Item 6. Exhibits

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

NOTIFY TECHNOLOGY CORPORATION
Dated: February 14, 2005
/s/ Gerald W. Rice
Chief Financial Officer
(Principal Financial and Accounting Officer)