Form 10QSB
period 2005-03-31
NOTIFY TECHNOLOGY CORP
filed 2005-05-16
CIK 1031980

U. S. Securities and Exchange Commission

Washington, D.C. 20549

FORM 10-QSB

(Mark One)

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the three and six month period ended March 31, 2005

or

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

(408) 777-7920

(Issuer’s telephone number)

Check whether the Registrant (1) has filed all reports required to be filed by Section 13 of 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

As of March 31, 2005 there were 13,968,995 shares of Common Stock outstanding.

Transitional Small Business Disclosure Format    Yes  ☐    No  ☒

PART I. FINANCIAL INFORMATION (unaudited)

Item 1. Financial Statements

NOTIFY TECHNOLOGY CORPORATION

CONDENSED BALANCE SHEETS

	March 31, 2005	September 30, 2004
	(unaudited)	(1)
Assets
Current assets:
Cash and cash equivalents	$736,081	$1,026,121
Accounts receivable, net	547,430	485,425
Other current assets	53,036	56,598

Total current assets	1,336,547	1,568,144

Property and equipment, net	177,465	170,391

Total assets	$1,514,012	$1,738,535

Liabilities and shareholders’ deficit
Current liabilities:
Current portion of capital lease obligations	$26,898	$14,571
Accounts payable	53,379	64,012
Accrued payroll and related liabilities	318,092	378,057
Deferred revenue	1,119,754	1,081,175
Customer advances	90,069	271,114
Other accrued liabilities	178,385	173,168

Total current liabilities	1,786,577	1,982,097
Long term portion of capital lease obligations	31,984	16,623

Total liabilities	1,818,561	1,998,720

Shareholders’ deficit:
Common stock	13,969	13,814
Additional paid-in capital	22,840,831	22,802,236
Accumulated deficit	(23,159,349)	(23,076,235)

Total shareholders’ deficit	(304,549)	(260,185)

Total liabilities and shareholders’ deficit	$1,514,012	$1,738,535

(1)	The information in this column was derived from our audited financial statements for the year ended September 30, 2004

See accompanying notes to unaudited condensed financial statements

NOTIFY TECHNOLOGY CORPORATION

CONDENSED STATEMENTS OF OPERATIONS

	Three-Month Periods Ended March 31,		Six-Month Periods Ended March 31,
	2005	2004	2005	2004
Revenue:
Product revenue	$1,976,168	$344,962	$2,463,138	$676,958
Service revenue	452,233	466,919	851,169	888,637
Royalty revenue	—	6,940	—	54,975

Total revenue	2,428,401	818,821	3,314,307	1,620,570

Cost of Revenue:
Product cost	1,233,977	138,937	1,253,326	344,256
Service cost	11,306	50,624	23,937	101,343

Total cost of sales	1,245,283	189,561	1,277,263	445,599

Gross profit	1,183,118	629,260	2,037,044	1,174,971

Operating expenses:
Research and development	266,328	254,069	513,020	475,062
Sales and marketing	428,588	236,243	835,107	379,174
General and administrative	400,156	443,266	773,380	750,344

Total operating expenses	1,095,072	933,578	2,121,507	1,604,580

Income (loss) from operations	88,046	(304,318)	(84,463)	(429,609)

Other expense, net	1,003	552	(1,349)	9,438

Net income (loss)	$87,043	$(304,870)	$(83,114)	$(439,047)

Basic and diluted net income (loss) per share	$0.01	$(0.07)	$(0.01)	$(0.10)

Weighted average shares outstanding	13,968,995	4,593,995	13,821,787	4,596,917

See accompanying notes to unaudited condensed financial statements

NOTIFY TECHNOLOGY CORPORATION

CONDENSED STATEMENTS OF CASH FLOWS

	Six-Month Periods Ended March 31,
	2005	2004
	(Unaudited)
Cash flows used in operating activities:
Net loss	$(83,114)	$(439,047)
Adjustments to reconcile net loss to cash provided by (used in) operating activities:
Depreciation and amortization	56,118	56,547
(Gain) loss from the sale of property and equipment	(2,743)	6,080
Changes in operating assets and activities:
Accounts receivable	(62,005)	166,471
Other current assets	3,562	43,826
Accounts payable	(10,633)	(17,505)
Deferred revenue	38,579	456,432
Other accrued liabilities	(235,793)	20,445

Net cash (used in) provided by operating activities	(296,029)	293,249

Cash flows used in investing activities:
Purchase of property and equipment	(26,745)	(18,290)
Proceeds from the sale of fixed assets	4,000	3,000
Decrease in restricted cash	—	432,900

Net cash (used in) provided by investing activities	(22,745)	417,610

Cash flows provided by financing activities:
Payments on short term borrowings	—	(162,750)
Proceeds from exercise of options	38,750	—
Payments on capital lease	(10,016)	(6,760)

Net cash provided by (used in) financing activities	28,734	(169,510)

Net (decrease) increase in cash and cash equivalents	(290,040)	541,349
Cash and cash equivalents at beginning of period	1,026,121	556,805

Cash and cash equivalents at end of period	$736,081	$1,098,154

Non-cash investing activities:
Property and equipment acquired through capital lease	$37,704	$—

See accompanying notes to unaudited condensed financial statements

NOTIFY TECHNOLOGY CORPORATION

NOTES TO THE CONDENSED FINANCIAL STATEMENTS (Unaudited)

1. BASIS OF PRESENTATION

The accompanying unaudited condensed financial statements of Notify Technology Corporation (referred to as “the company”, “we”, “us” and “our” unless the context otherwise requires) have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and the instructions of Regulation S-B Item 310(b) and Article 10 of Regulation S-X. The condensed financial statements included herein are unaudited but include all adjustments (consisting only of normal recurring adjustments), which we consider necessary for a fair presentation of the financial position at such date and the operating results and cash flows for those periods. Although we believe that the disclosures in these condensed financial statements are adequate to make the information presented not misleading, certain information normally included in financial statements and related footnotes prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission (SEC). The accompanying condensed financial statements should be read in conjunction with the financial statements and notes thereto included in our Annual Report on Form 10-KSB for the year ended September 30, 2004.

Results for any interim period are not necessarily indicative of results for any other interim period or for the entire year.

2. GOING CONCERN

Due to our present financial condition and the risks associated with our business plans, there is substantial doubt as to our ability to continue as a going concern. We are currently researching and developing new products and enhancements to existing products. We are investing substantial resources in the development of our wireless product, NotifyLink. Although the revenue contribution of our NotifyLink product line has increased significantly on a relative basis, the product is in a growth mode and we cannot predict its long term contribution. Our Visual Got Mail Solution revenues are highly concentrated to one customer, which changed its program in June 2003 in a manner that has had an effect on our revenues related to CPE sales whereby we have recognized revenue upon events other than customary shipments. Our customer recently announced that it had entered into a definitive merger agreement under which the customer would be sold to a regional bell operating company. The merger is subject to regulatory approval and is not expected to be completed until regulatory approvals are obtained. We cannot predict what effect this merger, if completed, will have on our business or financial results or the willingness of our customer to continue our contracts relating to Visual Got Mail Solution. The success of our business operations will depend on the success of our sales and development efforts for NotifyLink and on our ability to obtain further financing until such time, if ever, as there is sustained favorable market acceptance for our wireless software products. It is not possible for us to predict with assurance the outcome of these matters. If we are unable to achieve profitable operations from our new software wireless products or obtain further financing as required, then our business will fail.

3. LIQUIDITY AND CAPITAL RESOURCES

During fiscal 2004, we financed our operations through a combination of gross margin from sales of product and services and existing cash balances. Our ability to fund our recurring losses from operations depends upon success of our NotifyLink wireless e-mail notification and wireless e-mail notification market solutions and the continuation of the current Visual Got Mail Solution program, and/or raising other sources of financing. We improved the sales of our NotifyLink wireless products to $519,362 and $1,005,609 in the three and six-month periods ended March 31, 2005, respectively, from $165,988 and $241,270 in the three and six-months periods ended March 31, 2004, respectively. We continue to generate significant revenue from the service portion of our Visual Got Mail Solution although that revenue stream has an uncertain future as the customer has terminated its marketing efforts for the product that our service supports. Consequently, we consider the Visual Got Mail Solution a declining product. We do not believe that our existing cash balances are sufficient to fund our operations beyond September 30, 2005 and we will have to increase the sales of our NotifyLink products or secure additional financing. If we are unable to achieve NotifyLink revenue improvements or secure financing, we will have to restructure our business in order to reduce costs.

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

4. NET INCOME (LOSS) PER SHARE

Options to purchase 3,383,667 and 3,433,667 shares of common stock and warrants to purchase 1,871,651 and 2,062,005 shares of common stock were outstanding at March 31, 2005 and 2004, respectively, but were not included in the computation of diluted net income (loss) per share as the effect would be anti-dilutive.

5. ACCOUNTING FOR STOCK-BASED COMPENSATION

The Company accounts for stock-based employee compensation using the intrinsic value method under Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” (“APB 25”), and related interpretations and complies with the disclosure provisions of Statement of Financial Accounting Standards (“SFAS”) No. 148, “Accounting for Stock-Based Compensation, Transition and Disclosure – an Amendment of FASB Statement No. 123.” The following table illustrates the effect on net income (loss) and net income (loss) per common share if the Company had applied the fair market recognition provisions of SFAS No. 123, “Accounting for Stock-Based Compensation,” to stock-based employee compensation.

	Three Months Ended March 31		Six Months Ended March 31
	2005	2004	2005	2004
Net income (loss) as reported	$87,043	$(304,870)	$(83,114)	$(439,047)
Add: Stock-based employee compensation expense included in reported net income (loss), net of related tax effects	—	—	—	—
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(38,956)	(152,834)	(75,273)	(315,231)

Pro forma net income (loss)	$48,087	$(457,704)	(158,387)	$(754,278)

	2005	2004	2005	2004
Earnings per share basic and diluted:
As reported	$0.01	$(0.07)	$(0.01)	$(0.10)
Pro forma	$0.00	$(0.10)	$(0.01)	$(0.16)

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

Warranty accrual, September 30, 2004	$4,724
Charged to cost of sales	—
Actual warranty expenditures	(386)

Warranty accrual, March 31, 2005	$4,338

NOTIFY TECHNOLOGY CORPORATION

7. RECENT ACCOUNTING PRONOUNCEMENTS

In December 2004, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 123 (revised 2004) (“SFAS 123R”), Share-Based Payment, an amendment of FASB Statements Nos. 123 and 95. SFAS 123R eliminates the ability to account for share-based compensation transactions using APB 25 and would require that such transactions be accounted for using a fair-value-based method and recognized as expenses in statement of operations. SFAS 123R requires that a modified version of prospective application be used, which requires that the fair value of new awards granted after the effective date of SFAS 123R, plus unvested awards at the date of adoption, be expensed over the applicable vesting period. The provisions of SFAS 123R will be effective beginning in the Company’s first quarter of fiscal year 2007. The Company has not yet determined which fair value method and transitional provision it will follow. The impact on the Company’s financial statements of applying the Black-Scholes option valuation method of accounting for stock options is disclosed in Note 5.

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

RESULTS OF OPERATIONS

Three-Month and Six-Month Periods Ended March 31, 2005 and 2004

Revenue

Revenue consists of net revenue from the sale of NotifyLink software licenses, software installation fees, the sale of third party software products and net revenue from the sale of customer premise equipment (CPE) and services related to our Visual Got Mail Solution. Software revenue is recognized on a straight-line basis over the term of each contract. Installation revenue is recognized upon completion of trial activity and finalizing the software agreement. Third party software revenue is recognized upon delivery. We recognize Visual Got Mail Solution service revenue in the month the service is provided, and we recognize revenue on sales of telephony products when the product is delivered, title has transferred, and no obligations remain.

NOTIFY TECHNOLOGY CORPORATION

Revenue for the three-month period ended March 31, 2005 increased to $2,428,401 from $818,821 for the three-month period ended March 31, 2004. Revenue for the six-month period ended March 31, 2005 increased to $3,314,307 from $1,620,570 for the six-month period ended March 31, 2004. Most of the increase in revenue resulted from a one-time recognition of $1,417,010 of deferred revenue triggered by our customer’s decision to destroy product inventory held by us thereby eliminating the delivery obligation that had previously barred revenue recognition. Revenue from CPE in the six-month period ended March 31, 2004 was $308,240 resulting from traditional fulfillment of product that in turn generated $130,024 in associated fulfillment revenue in the same period. There was no fulfillment revenue associated with the $1,417,010 in CPE sales in the six-month period ended March 31, 2005. Our wireless product line revenue improved significantly to $519,362 from $165,988 for the three-month periods ended March 31, 2005 and 2004, respectively. Our wireless product line revenue also improved significantly to $1,005,609 from $241,270 for the six-month periods ended March 31, 2005 and 2004, respectively. The service portion of the Visual Got Mail solution was $452,233 in the three-month period ended March 31, 2005 compared to $442,960 in the comparable period of fiscal 2004 and $818,532 in the six-month period ended March 31, 2005 compared to $840,151 in the six month period ended March 31, 2004. We expect the service revenue to decline in future periods as the installed base declines*.

Despite the significant revenue activity of our wireline products in the six-month period ended March 31, 2005, our NotifyLink product line remains our primary focus and is an email and Personal Information Management (PIM) system designed for business users. The NotifyLink solution provides users with bi-directional mobile “automatic” synchronization of emails sent to end users’ email mailbox and all emails originated, forwarded and replied to from the mobile device will be synchronized with the user’s desktop. The transmitted information keeps personal calendars continually up to date at both the server level and the mobile device level.

Our Visual Got Mail Solution allows competitive providers of local telephone service to offer voice mail, including message notification, to local telephone customers without relying on a stutter dial tone or FSK signaling provided by the incumbent telephone company. The Visual Got Mail Solution consists of a hardware product, based on our Call Manager product, that provides a visual indication that a telephone customer has received a voice message and a subscription service, operated by us, which links the hardware product to the competitive provider’s voice mail platform. It was the hardware portion of the product that generated the $1,417,010 in revenue in the three-month period ended March 31, 2005. We also receive from our customer a monthly fee for each active voice mail user for providing the subscription service. In June 2004, our customer made a decision to cease marketing the product that our services support and the installed base of customers is slowly declining. A contract for continuation of the service until March 2006 has been signed between Notify and our customer but that contract contains a 30-day written cancellation clause. As such, we consider the Visual Got Mail Solution a declining product so we anticipate that we will continue to experience substantial variances in quarterly revenue. Our balance sheet still contains $259,957 of deferred revenue representing the margin on additional CPE product still held by us and waiting future fulfillment or other disposition instructions.

Revenue for the three-month and six-month periods ended March 31, 2004 included $6,940 and $54,975, respectively, from royalties on our multi-sense/stutter-dial patent but there was no royalty revenue in the six-month period ended March 31, 2005.

We sell our products primarily in the United States directly to business users, resellers and one long distance telephone carrier. The NotifyLink and Visual Got Mail Solution revenue accounted for 21% and 77%, respectively, of total revenue in the three-month period ended March 31, 2005 and 20% and 75%, respectively, of total revenues in the three-month period ended March 31, 2004. The NotifyLink and Visual Got Mail Solution revenue accounted for 30% and 67%, respectively, of total revenue in the six-month period ended March 31, 2005 and 15% and 77%, respectively, of total revenues in the six-month period ended March 31, 2004. 68% of our revenue is concentrated in one customer with the remaining revenue spread out among many different customers during the six-month period ended March 31, 2005.

At March 31, 2005, $259,957 of our deferred revenue is related to the CPE portion of the Visual Got Mail Solution where title has transferred to our customer but the CPE has not been delivered. Our customer disposed of a large quantity of this product during the three-month period ended March 31, 2005 that led to

NOTIFY TECHNOLOGY CORPORATION

our recognition of $1,417,010 in revenue during the period. Our Balance Sheet also contains $859,798 of deferred revenue related to NotifyLink where subscription contracts are sold on an annual basis and revenue is recognized on a straight-line basis over the term of the individual contracts.

Cost of Revenue

Cost of revenue consists primarily of the cost to manufacture our products and to operate our hosting services. Cost of revenue increased to $1,245,283 in the three-month period ended March 31, 2005 from $189,561 for the three-month period ended March 31, 2004. This increase was the result of recognizing the cost to manufacture the Visual Got Mail Solution CPE recognized during the three-month period ended March 31, 2005 due to our primary customer obsolescing and disposing of CPE inventory held by us pending fulfillment instructions.

Our gross margin decreased to 48.7% in the three-month period ended March 31, 2005 compared to a gross margin of 76.8% in the three-month period ended March 31, 2004 and the gross margin for the six-month period ended March 31, 2005 decreased to 61.5% compared to 72.5% for the six-month period ended March 31, 2004. The decrease occurred because both the three and six-month periods ended March 31, 2005 contained a larger mix of low margin CPE sales than the same periods of the prior year.

Our gross margin can generally be affected by a number of factors, including product mix, product demand, pricing pressures, warranty costs, and timing. Considering these factors, our gross margin has and will continue to fluctuate significantly and there can be no assurance that we will maintain our gross margins at the current levels.

Research and development

Research and development expenses consist primarily of personnel costs and support expenses. Research and development expenses increased to $266,328 for the three-month period ended March 31, 2005 from $254,069 for the three-month period ended March 31, 2004. Research and development expenses increased to $513,020 for the six-month period ended March 31, 2005 from $475,062 for the six-month period ended March 31, 2004. This increase reflects the increase in our Ohio staff that designs and develops our wireless products. The primary focus of our development continues to be in the NotifyLink product area. We have maintained our spending in this area and expect to continue investing in this area of research and development as resources allow.* There can be no assurance that the market will accept our wireless products.

Sales and marketing

Sales and marketing expense consists primarily of personnel, travel costs and sales commissions related to our sales effort of the NotifyLink product line. Sales and marketing costs increased to $428,588 for the three-month period ended March 31, 2005 from $236,243 for the three-month period ended March 31, 2004. Sales and marketing costs increased to $835,107 for the six-month period ended March 31, 2005 from $379,174 for the six-month period ended March 31, 2004. This increase is the result of personnel additions to establish an internal sales force and staff up customer support to facilitate the NotifyLink sales process. Sale of the NotifyLink product involves a trial process requiring assistance to prospective customers installing an on-premise server. We have also expanded our marketing programs as the NotifyLink product benefits from establishing name recognition and reaching out to our target markets. The Visual Got Mail Solution sales are supported using our executive staff.

We anticipate that sales and marketing expenses will increase in future quarters as we hire additional sales and customer support personnel and attempt to expand our existing and create new distribution channels.*

General and administrative

General and administrative expense consists of general management and finance personnel costs, insurance expense, occupancy costs, professional fees and other general corporate expenses. General and administrative expenses decreased to $400,156 for the three-month period ended March 31, 2005 from

NOTIFY TECHNOLOGY CORPORATION

$443,266 for the three-month period ended March 31, 2004. General and administrative expenses increased to $773,380 for the six-month period ended March 31, 2005 from $750,344 for the six-month period ended March 31, 2004.

We expect that general and administrative expense may increase in future quarters as the requirements of being a public company conforming to the Sarbanes-Oxley Act unfold.*

LIQUIDITY AND CAPITAL RESOURCES

During fiscal 2004, we financed our operations through a combination of gross margin from sales of product and services and existing cash balances. Our ability to fund our recurring losses from operations depends upon success of our NotifyLink wireless e-mail notification and wireless e-mail notification market solutions and the continuation of the current Visual Got Mail Solution program, and/or raising other sources of financing. We improved the sales of our NotifyLink wireless products to $519,362 and $1,005,609 in the three and six-month periods ended March 31, 2005, respectively, from $165,988 and $241,270 in the three and six month periods ended March 31, 2004, respectively. We continue to generate significant revenue from the service portion of our Visual Got Mail Solution although that revenue stream has an uncertain future as the customer has terminated its marketing efforts for the product that our service supports. Consequently, we consider the Visual Got Mail Solution as a declining product. We do not believe that our existing cash balances are sufficient to fund our operations beyond September 30, 2005 and we will have to increase the sales of our NotifyLink products or secure additional financing. If we are unable to achieve NotifyLink revenue improvements or secure financing, we will have to restructure our business in order to reduce costs.

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

At March 31, 2005, we had cash and cash equivalents of $736,081. Over the last three years, we have financed our operations primarily through sales of equity and debt securities and bank lines of credit. The net cash used in operating activities equaled $296,029 in the six-month period ended March 31, 2005 versus net cash provided by operating activities of $293,249 in the six-month period ended March 31, 2004. The cash used in operations was a combination of a net loss of $83,114 and the pay down of a customer advance of $181,045. The net cash provided in the six-month period ended March 31, 2004 was largely attributable to an increase in deferred revenue. We anticipate that we will have negative cash flow from operating activities in future quarters and years.*

Net cash used in investing activities was an outflow of $22,745 and an inflow of $417,610 for the six-month periods ended March 31, 2005 and 2004, respectively. The net cash outflow was due to capital purchases in the six-month period ended March 31, 2005 and the inflow due to decreases in restricted cash of $432,900, partially offset by purchases of property and equipment in the six-month period ended March 31, 2004. Cash had been routinely restricted during the inventory purchase process that employed letters of credit. We terminated purchases of inventory at the end of the 2003 fiscal year thereby eliminating the process that restricted cash.

Net cash provided by financing activities was an inflow of $28,734 and an outflow of $169,510 for the six-month periods ended March 31, 2005 and 2004, respectively. The net cash outflow was due to payments on a capital lease and short-term borrowings for the six-month periods ended March 31, 2005 and 2004, respectively. The net cash inflow was due to proceeds from the exercise of options.

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

A Significant Portion of our Revenue is Derived from the Sale of a Single Solution to a Single Customer and that Customer is Changing Their Business Commitment to the Market in Which Our Product is Sold

For the six-month period ended March 31, 2005, 68% of our revenue came from the sale of our Visual Got Mail Solution CPE and service to a single competitive provider of local phone services. In July 2004, the customer changed its business position in the market in which our product is sold and terminated its outbound marketing efforts. Although our customer continues to purchase our service product from us, the installed base upon which our service is based has changed from a growth status to a declining status. If, for whatever reason, this customer is not able to, or chooses not to, sell or support its voice mail service, or the contractual rate we charge per user is renegotiated down, our revenue, operating profit and financial condition would be materially adversely affected. In such an event, we would have no alternative distribution channel for our Visual Got Mail Solution and our revenue, operating results and financial condition would be materially adversely affected.

Our customer recently announced that it had entered into a definitive merger agreement under which the customer would be sold to a regional bell operating company. The merger is subject to regulatory approval and is not expected to be completed until regulatory approvals are obtained. We cannot predict what effect this merger, if completed, will have on our business or financial results or the willingness of our customer to continue our contracts relating to the Visual Got Mail Solution product.

Because of Our Financial Condition and Our Business Plans, Our Financial Statements Disclose That There is Substantial Doubt as to Our Ability to Continue as a Going Concern and Accordingly Our Business Has a High Risk of Failure

We are currently replacing our wireline products with our wireless software products and researching and developing new products and enhancements to our existing NotifyLink product family. Due to our present financial condition and our business plans, there is substantial doubt as to our ability to continue as a going concern. To date, our NotifyLink product line has not generated sufficient revenue to completely replace our wireline service product. As our wireline service revenues decline, we need to improve the sales of NotifyLink to compensate. The success of our business operations will depend upon a significant favorable market acceptance for our new wireless software products and our ability to obtain further financing. It is not possible for us to predict with assurance the outcome of these matters. If we are unable to achieve profitable operations from our new software wireless products or obtain further financing, then our business will fail. We cannot predict whether we will be able to obtain additional financing when or as needed. Any potential financing could take the form of debt or equity and could include terms that are unfavorable to the Company and/or its existing stockholders. Any equity financing transaction would be expected to dilute the equity and voting interests of our existing stockholders.

We Have a History of Losses, and There is No Assurance of Future Profitability

We commenced operations in August 1994 and through January 1996 were engaged primarily in research and development. We introduced the Visual Got Mail Solution in fiscal 2001 and made a subsequent decision in fiscal 2003 to refocus our strategy on developing and selling software applications for the 2way wireless data market. Accordingly, our business has changed substantially in recent years, making it difficult to make period-to-period comparisons of our operations, and we face all of the risks and uncertainties encountered by early-stage companies. For the fiscal years ended September 30, 2004, 2003, 2002, 2001, 2000, 1999, and 1998, we incurred net losses of $655,908, $1,100,475, $1,741,752, $3,337,612, $3,526,452, $3,123,284 and $2,617,561 respectively. We incurred a net loss of $83,114 for the six-month period ended March 31, 2005 and as of March 31, 2005, we had an accumulated deficit of $23,159,349 and a working capital deficit of $450,030. We anticipate having negative cash flow from operating activities in future

NOTIFY TECHNOLOGY CORPORATION

quarters and years. We also expect to incur further operating losses in future quarters and years until such time, if ever, as there is a substantial increase in orders for our products and product sales generating sufficient revenue to fund our continuing operations. There can be no assurance that sales of our products will ever generate significant revenue, that we will ever generate positive cash flow from our operations or that we will attain or thereafter sustain profitability in any future period.

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

We May Be Unable to Generate the Capital Necessary to Support Our Planned Level of Research and Development Activities or to Manufacture and Market Our Products

At March 31, 2005, we had an accumulated deficit of $23,159,349 and incurred a net loss of $83,114 for the six-month period ended March 31, 2005. We also had a working capital deficit at that date of $450,030. Our recently developed NotifyLink products will need to attain favorable market acceptance in order for us to be able to continue our research and development activities and to fund operating expenses at current levels. Regardless, because our NotifyLink wireless product line has not provided sufficient contributions to our revenues to date to operate profitably without the contribution of our Visual Got Mail Solution service revenue, the success of our business operations will depend upon a significant favorable market acceptance for our new wireless software products and our ability to obtain further financing. Obtaining additional financing will be subject to a number of factors including market conditions, investor acceptance of our business plan, and investor sentiment. These factors may make the timing, amount, terms and conditions of additional financing unattractive or unavailable to us. If we are unable to raise additional financing, we will have to significantly reduce our spending, delay or cancel planned activities or substantially change our current corporate structure. In such an event, we intend to implement expense reduction plans in a timely manner. However, these actions would have material adverse effects on our business, results of operations, and prospects, resulting in a possible failure of our business.

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

We Depend on a Limited Number of Potential Customers and Need to Develop Marketing Channels

We participate in formal relationships with agents and referral partners and informal referral arrangements with several wireless carriers, 2way wireless device manufacturers and one net ware company for the sale of our NotifyLink products and services where our products assist in the sales of their products. We have a limited direct sales force to sell our NotifyLink products and services to eventual users and we rely upon both formal and informal referral arrangements to provide leads for our NotifyLink Enterprise products. To date, many of our referral arrangements are informal and we will receive referrals only to the extent that our referral partners successfully refer our products and services to potential users. There can be no assurance that we will achieve a significant volume of sales of our NotifyLink products and services to end users or that we will continue to receive referrals from our referral partners or other informal arrangements. Our Enterprise solution product is relatively new and we have not yet achieved sufficient growth in our sales to operate profitably without contribution from our Visual Got Mail Solution, whose sales are expected to be limited to service revenues from a gradually declining installed base.

NOTIFY TECHNOLOGY CORPORATION

We are expanding our distribution channels for our wireless products by participating in national and regional trade shows, promotions with strategic partners, training programs for telephone and wireless carrier sales representatives and presenting at Novell Groupwise user meetings across the United States. We cannot predict whether these activities will result in increased wireless revenues. We also have limited international sales as we rely on opportunities that present themselves due to limited resources. Our management will need to expend time and effort to develop these channels. We have also changed our customer profile from volume sales to a limited number of large telecommunication customers to relatively small sales to a large number of business customers and we have expanded our internal sales force in response. Because, historically, our marketing efforts have been largely focused on developing relationships for wireline products, our management has had only limited experience in selling wireless with the new customer profile. We may not be able to adapt our traditional marketing and distribution programs to expand our distribution channels and any marketing efforts undertaken by or on behalf of us may not be successful.

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

We Face Significant Competition

We believe the market for our wireless products is highly competitive and that competition is likely to intensify. In the market for wireless email notification and management software, we directly compete with Research In Motion Limited, JP Mobile, and Good Technology. Our Visual Got Mail Solution indirectly competes with a single alternate Voice Mail notification service offered by local exchange carriers such as BellSouth, SBC Communications, and Verizon. Many of these companies have greater financial, technical and marketing resources than we do. In addition, there are several companies with substantially greater technical, financial and marketing resources than we have that could produce competing products. These companies include wireless software providers such as Extended Systems, Intellisync, and Microsoft Corporation. We expect that to the extent that the market for our products develops, competition will intensify and new competitors will enter the market. We may not be able to compete successfully against existing and new competitors as the market for our products evolves and the level of competition increases. A failure to compete successfully against existing and new competitors would materially and adversely affect our business, revenues, operating results, and financial condition.

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

NOTIFY TECHNOLOGY CORPORATION

PART II. OTHER INFORMATION

Item 5. Other Information

In accordance with Section 10A(i)(2) of the Securities Exchange Act of 1934, as added by Section 202 of the Sarbanes-Oxley Act of 2002, we are required to disclose the non-audit services approved by our audit committee to be performed by Burr, Pilger & Mayer LLP (“BPM”), our external auditors. Non-audit services are defined as services other than those provided in connection with an audit or a review of the financial statements of a company. Our audit committee has approved the engagement of BPM for non-audit services in fiscal 2005, including tax related services and review of a registration statement on Form SB-2 registering the common shares underlying our Series A preferred offering of 2001.

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

Dated: May 16, 2005

/s/ Gerald W. Rice
Chief Financial Officer
(Principal Financial and Accounting Officer)