Form 10QSB
period 2005-06-30
NOTIFY TECHNOLOGY CORP
filed 2005-08-15
CIK 1031980

U. S. Securities and Exchange Commission

Washington, D.C. 20549

FORM 10-QSB

(Mark One)

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the three and nine month period ended June 30, 2005

or

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

(408) 777-7920

(Issuer’s telephone number)

Check whether the Registrant (1) has filed all reports required to be filed by Section 13 of 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

As of June 30, 2005 there were 13,968,995 shares of Common Stock outstanding.

Transitional Small Business Disclosure Format    Yes  ☐    No  ☒

PART I. FINANCIAL INFORMATION (unaudited)

Item 1. Financial Statements

NOTIFY TECHNOLOGY CORPORATION

CONDENSED BALANCE SHEETS

	June 30, 2005	September 30, 2004
	(unaudited)	(1)
Assets
Current assets:
Cash and cash equivalents	$610,908	$1,026,121
Accounts receivable, net	470,494	485,425
Other current assets	66,824	56,598

Total current assets	1,148,226	1,568,144

Property and equipment, net	153,504	170,391

Total assets	$1,301,730	$1,738,535

Liabilities and shareholders’ deficit
Current liabilities:
Current portion of capital lease obligations	$24,770	$14,571
Accounts payable	24,487	64,012
Accrued payroll and related liabilities	364,821	378,057
Deferred revenue	1,162,239	1,081,175
Customer advances	60,054	271,114
Other accrued liabilities	195,051	173,168

Total current liabilities	1,831,422	1,982,097
Long term portion of capital lease obligations	27,552	16,623

Total liabilities	1,858,974	1,998,720

Shareholders’ deficit:
Common stock	13,969	13,814
Additional paid-in capital	22,840,831	22,802,236
Accumulated deficit	(23,412,044)	(23,076,235)

Total shareholders’ deficit	(557,244)	(260,185)

Total liabilities and shareholders’ deficit	$1,301,730	$1,738,535

(1)	The information in this column was derived from our audited financial statements for the year ended September 30, 2004

See accompanying notes to unaudited condensed financial statements

NOTIFY TECHNOLOGY CORPORATION

CONDENSED UNAUDITED STATEMENTS OF OPERATIONS

	Three-Month Periods Ended June 30,		Nine-Month Periods Ended June 30,
	2005	2004	2005	2004
Revenue:
Product revenue	$604,200	$408,475	$3,067,338	$1,085,433
Service revenue	262,433	437,364	1,113,602	1,326,001
Royalty revenue	—	100,000	—	154,975

Total revenue	866,633	945,839	4,180,940	2,566,409

Cost of revenue:
Product cost	25,586	77,504	1,278,912	421,760
Service cost	10,175	56,963	34,112	158,306

Total cost of revenue	35,761	134,467	1,313,024	580,066

Gross profit	830,872	811,372	2,867,916	1,986,343

Operating expenses:
Research and development	266,796	216,356	779,816	691,418
Sales and marketing	405,064	257,966	1,240,171	637,140
General and administrative	412,411	352,932	1,185,791	1,103,276

Total operating expenses	1,084,271	827,254	3,205,778	2,431,834

Loss from operations	(253,399)	(15,882)	(337,862)	(445,491)

Other income (expense), net	704	(501)	2,053	(9,939)

Net loss	$(252,695)	$(16,383)	$(335,809)	$(455,430)

Basic and diluted net loss per share	$(0.02)	$(0.00)	$(0.02)	$(0.10)

Weighted average shares outstanding	13,968,995	4,593,995	13,921,486	4,597,877

See accompanying notes to unaudited condensed financial statements

NOTIFY TECHNOLOGY CORPORATION

CONDENSED STATEMENTS OF CASH FLOWS

	Nine-Month Periods Ended June 30,
	2005	2004
	(Unaudited)
Cash flows used in operating activities:
Net loss	$(335,809)	$(455,430)
Adjustments to reconcile net loss to cash provided by (used in) operating activities:
Depreciation and amortization	81,422	84,937
(Gain) loss from the sale of property and equipment	(4,343)	6,079
Changes in operating assets and activities:
Accounts receivable	14,931	25,258
Other current assets	(10,226)	53,367
Accounts payable	(39,525)	(58,294)
Deferred revenue	81,064	586,132
Other accrued liabilities	(202,413)	40,091

Net cash (used in) provided by operating activities	(414,899)	282,140

Cash flows used in investing activities:
Purchase of property and equipment	(28,088)	(36,827)
Proceeds from the sale of fixed assets	5,600	3,000
Decrease in restricted cash	—	436,000

Net cash (used in) provided by investing activities	(22,488)	402,173

Cash flows provided by financing activities:
Payments on short term borrowings	—	(162,750)
Proceeds from exercise of options	38,750	—
Payments on capital lease	(16,576)	(10,217)

Net cash provided by (used in) financing activities	22,174	(172,967)

Net (decrease) increase in cash and cash equivalents	(415,213)	511,346
Cash and cash equivalents at beginning of period	1,026,121	556,805

Cash and cash equivalents at end of period	$610,908	$1,068,151

Non-cash investing activities:
Property and equipment acquired through capital lease	$37,704	$—

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

3. LIQUIDITY AND CAPITAL RESOURCES

During fiscal 2004, we financed our operations through a combination of gross margin from sales of product and services and existing cash balances. Our ability to fund our recurring losses from operations depends upon success of our NotifyLink wireless e-mail notification and wireless e-mail notification market solutions and the continuation of the current Visual Got Mail Solution program, and/or raising other sources of financing. We improved the sales of our NotifyLink wireless products to $553,596 and $1,559,205 in the three and nine-month periods ended June 30, 2005, respectively, from $329,882 and $571,152 in the three and nine-month periods ended June 30, 2004, respectively. We continue to generate significant revenue from the service portion of our Visual Got Mail Solution although that revenue stream has an uncertain future as the customer has terminated its marketing efforts for the product that our service supports. Consequently, we consider the Visual Got Mail Solution a declining product. We do not believe that our existing cash balances are sufficient to fund our operations beyond December 31, 2005 and we will have to increase the sales of our NotifyLink products or secure additional financing. If we are unable to achieve NotifyLink revenue improvements or secure financing, we will have to restructure our business in order to reduce costs.

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

4. NET INCOME (LOSS) PER SHARE

Options to purchase 3,383,667 and 3,408,667 shares of common stock and warrants to purchase 1,871,651 and 2,062,005 shares of common stock were outstanding at June 30, 2005 and 2004, respectively, but were not included in the computation of diluted net income (loss) per share as the effect would be anti-dilutive.

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

	Three Months Ended June 30		Nine Months Ended June 30
	2005	2004	2005	2004
Net loss as reported	$(252,695)	$(16,383)	$(335,809)	$(455,430)
Add: Stock-based employee compensation expense included in reported net loss, net of related tax effects	—	—	—	—
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(32,302)	(137,141)	(107,575)	(452,372)

Pro forma net loss	$(284,997)	$(153,524)	(443,384)	$(907,802)

	2005	2004	2005	2004
Earnings per share basic and diluted:
As reported	$(0.02)	$(0.00)	$(0.02)	$(0.10)
Pro forma	$(0.02)	$(0.03)	$(0.03)	$(0.20)

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

Warranty accrual, September 30, 2004	$4,724
Charged to cost of sales	—
Actual warranty expenditures	(372)

Warranty accrual, June 30, 2005	$4,352

NOTIFY TECHNOLOGY CORPORATION

7. RECENT ACCOUNTING PRONOUNCEMENTS

In December 2004, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards No. 123 (revised 2004) (“SFAS 123R”), Share-Based Payment, an amendment of FASB Statements Nos. 123 and 95. SFAS 123R eliminates the ability to account for share-based compensation transactions using APB 25 and would require that such transactions be accounted for using a fair-value-based method and recognized as expenses in the statement of operations. SFAS 123R requires that a modified version of prospective application be used, which requires that the fair value of new awards granted after the effective date of SFAS 123R, plus unvested awards at the date of adoption, be expensed over the applicable vesting period. The provisions of SFAS 123R will be effective for the Company beginning in October 2006; the Company’s first fiscal quarter of fiscal year 2007. The Company has not yet determined which fair value method and transitional provision it will follow. The impact on the Company’s financial statements of applying the Black-Scholes option valuation method of accounting for stock options is disclosed in Note 5.

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

RESULTS OF OPERATIONS

Three-Month and Nine-Month Periods Ended June 30, 2005 and 2004

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

NOTIFY TECHNOLOGY CORPORATION

Revenue for the three-month period ended June 30, 2005 decreased to $866,633 from $945,839 for the three-month period ended June 30, 2004 due to product mix. Revenue for the nine-month period ended June 30, 2005 increased to $4,180,940 from $2,566,409 for the nine-month period ended June 30, 2004. Most of the year-to-date increase in revenue resulted from a one-time recognition of $1,417,010 of deferred revenue triggered by our customer’s decision to destroy product inventory held by us thereby eliminating the delivery obligation that had previously barred revenue recognition. Revenue from the normal fulfillment of CPE in the nine-month period ended June 30, 2004 was $359,328 of product that in turn generated $151,470 in associated fulfillment revenue in the same period. There was no fulfillment revenue associated with the $1,417,010 in CPE sales in the nine-month period ended June 30, 2005. Our wireless product line revenue improved to $553,596 from $329,882 for the three-month periods ended June 30, 2005 and 2004, respectively. Our wireless product line revenue also improved significantly to $1,559,205 from $571,152 for the nine-month periods ended June 30, 2005 and 2004, respectively. The service portion of the Visual Got Mail solution was $295,069 in the three-month period ended June 30, 2005 compared to $412,980 in the comparable period of fiscal 2004 and $1,113,602 in the nine-month period ended June 30, 2005 compared to $1,253,131 in the nine-month period ended June 30, 2004. We expect the service revenue to decline in future periods as the installed base declines*.

Despite the significant revenue activity of our wireline products in the nine-month period ended June 30, 2005, our NotifyLink product line remains our primary focus and is an email and Personal Information Management (PIM) system designed for business users. The NotifyLink solution provides users with bi-directional mobile “automatic” synchronization of emails sent to end users’ email mailbox and all emails originated, forwarded and replied to from the mobile device will be synchronized with the user’s desktop. The transmitted information keeps personal calendars continually up to date at both the server level and the mobile device level.

Our Visual Got Mail Solution allows competitive providers of local telephone service to offer voice mail, including message notification, to local telephone customers without relying on a stutter dial tone or FSK signaling provided by the incumbent telephone company. The Visual Got Mail Solution consists of a hardware product, based on our Call Manager product, that provides a visual indication that a telephone customer has received a voice message and a subscription service, operated by us, which links the hardware product to the competitive provider’s voice mail platform. It was the hardware portion of the product that generated $1,417,010 in revenue in the nine-month period ended June 30, 2005. We also receive from our customer a monthly fee for each active voice mail user for providing the subscription service. In June 2004, our customer made a decision to cease marketing the product that our services support and the installed base of customers is slowly declining. A contract for continuation of the service until March 2006 has been signed between Notify and our customer but that contract contains a 30-day written cancellation clause. As such, we consider the Visual Got Mail Solution a declining product so we anticipate that we will continue to experience substantial variances in quarterly revenue. Our balance sheet still contains $247,897 of deferred revenue representing the margin on additional CPE product still held by us and waiting future fulfillment or other disposition instructions.

Revenue for the three-month and nine-month periods ended June 30, 2004 included $100,000 and $154,975, respectively, from royalties on our multi-sense/stutter-dial patent but there was no royalty revenue in the three or nine-month periods ended June 30, 2005.

We sell our products primarily in the United States directly to business users, resellers and one long distance telephone carrier. The NotifyLink and Visual Got Mail Solution revenue accounted for 64% and 34%, respectively, of total revenue in the three-month period ended June 30, 2005 and 35% and 51%, respectively, of total revenues in the three-month period ended June 30, 2004. The NotifyLink and Visual Got Mail Solution revenue accounted for 37% and 61%, respectively, of total revenue in the nine-month period ended June 30, 2005 and 22% and 67%, respectively, of total revenues in the nine-month period ended June 30, 2004. 34% of our revenue is concentrated in one customer with the remaining revenue spread out among many different customers during the nine-month period ended June 30, 2005.

At June 30, 2005, $247,897 of our deferred revenue is related to the CPE portion of the Visual Got Mail Solution where title has transferred to our customer but the CPE has not been delivered. Our customer

NOTIFY TECHNOLOGY CORPORATION

disposed of a large quantity of this product during the three-month period ended March 31, 2005 that led to our recognition of $1,417,010 in revenue during that period. Our balance sheet also contains $914,342 of deferred revenue related to NotifyLink where subscription contracts are sold on an annual basis and revenue is recognized on a straight-line basis over the term of the individual contracts.

Cost of Revenue

Cost of revenue consists primarily of the cost to operate our hosting services and to manufacture our products. Cost of revenue decreased to $35,761 in the three-month period ended June 30, 2005 from $134,467 for the three-month period ended June 30, 2004. The reduction is due to product mix where the three-month period ended June 30, 2004 contained manufacturing costs for CPE sales while the cost of revenue for the three-month period ended June 30, 2005 had no CPE component.

Our gross margin increased to 95.9% in the three-month period ended June 30, 2005 compared to a gross margin of 85.8% in the three-month period ended June 30, 2004 and the gross margin for the nine-month period ended June 30, 2005 decreased to 68.6% compared to 77.4% for the nine-month period ended June 30, 2004. The decrease occurred because the nine-month period ended June 30, 2005 contained a larger volume of low margin CPE sales than the same period of the prior year. Also, the nine-month period ended June 30, 2004 contained $154,975 of royalty revenue with no associated cost of revenue while there was no royalty revenue in the nine-month period ended June 30, 2005.

Our gross margin can generally be affected by a number of factors, including product mix, product demand, pricing pressures, warranty costs, and timing. Considering these factors, our gross margin has and will continue to fluctuate significantly and there can be no assurance that we will maintain our gross margins at the current levels.

Research and development

Research and development expenses consist primarily of personnel costs and support expenses. Research and development expenses increased to $266,796 for the three-month period ended June 30, 2005 from $216,356 for the three-month period ended June 30, 2004. Research and development expenses increased to $779,816 for the nine-month period ended June 30, 2005 from $691,418 for the nine-month period ended June 30, 2004. This increase reflects the increase in our Ohio staff that designs and develops our wireless products. The primary focus of our development continues to be in the NotifyLink product area. We have maintained our spending in this area and expect to continue investing in this area of research and development as resources allow.* There can be no assurance that the market will accept our wireless products.

Sales and marketing

Sales and marketing expense consists primarily of personnel, travel costs and sales commissions related to our sales effort of the NotifyLink product line. Sales and marketing costs increased to $405,064 for the three-month period ended June 30, 2005 from $257,966 for the three-month period ended June 30, 2004. Sales and marketing costs increased to $1,240,171 for the nine-month period ended June 30, 2005 from $637,140 for the nine-month period ended June 30, 2004. This increase is the result of personnel additions to establish an internal sales force and staff up customer support to facilitate the NotifyLink sales process. Sale of the NotifyLink product involves a trial process requiring assistance to prospective customers installing our software. We have also expanded our marketing programs as the NotifyLink product benefits from establishing name recognition and reaching out to our target markets. In contrast, the Visual Got Mail Solution sales are completely supported by our executive staff.

We anticipate that sales and marketing expenses will increase in future quarters as we hire additional sales and customer support personnel and attempt to expand our existing and create new distribution channels.*

NOTIFY TECHNOLOGY CORPORATION

General and administrative

General and administrative expense consists of general management and finance personnel costs, insurance expense, occupancy costs, professional fees and other general corporate expenses. General and administrative expenses increased to $412,411 for the three-month period ended June 30, 2005 from $352,932 for the three-month period ended June 30, 2004. General and administrative expenses increased to $1,185,791 for the nine-month period ended June 30, 2005 from $1,103,276 for the nine-month period ended June 30, 2004 due to implementing a Sarbanes-Oxley compliant software for tracking and managing NotifyLink contracts and compensation increases.

We expect that general and administrative expense may increase in future quarters as the requirements of being a public company conforming to the Sarbanes-Oxley Act unfold.*

LIQUIDITY AND CAPITAL RESOURCES

During fiscal 2004, we financed our operations through a combination of gross margin from sales of product and services and existing cash balances. Our ability to fund our recurring losses from operations depends upon success of our NotifyLink wireless e-mail notification and wireless e-mail notification market solutions and the continuation of the current Visual Got Mail Solution program, and/or raising other sources of financing. We improved the sales of our NotifyLink wireless products to $553,596 and $1,559,205 in the three and nine-month periods ended June 30, 2005, respectively, from $329,882 and $571,152 in the three and nine-months periods ended June 30, 2004, respectively. We continue to generate significant revenue from the service portion of our Visual Got Mail Solution although that revenue stream has an uncertain future as the customer has terminated its marketing efforts for the product that our service supports. Consequently, we consider the Visual Got Mail Solution a declining product. We do not believe that our existing cash balances are sufficient to fund our operations beyond December 31, 2005 and we will have to increase the sales of our NotifyLink products or secure additional financing. If we are unable to achieve NotifyLink revenue improvements or secure financing, we will have to restructure our business in order to reduce costs.

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

At June 30, 2005, we had cash and cash equivalents of $610,908. Over the last three years, we have financed our operations primarily through sales of equity and debt securities and bank lines of credit. The net cash used in operating activities equaled $414,899 in the nine-month period ended June 30, 2005 versus net cash provided by operating activities of $282,140 in the nine-month period ended June 30, 2004. The cash used in operations was a combination of a net loss of $335,809 and the pay down of a customer advance of $211,060. The net cash provided in the nine-month period ended June 30, 2004 was largely attributable to an increase in deferred revenue. We anticipate that we will have negative cash flow from operating activities in future quarters and years.*

Net cash used in investing activities was an outflow of $22,488 and an inflow of $402,173 for the nine-month periods ended June 30, 2005 and 2004, respectively. The net cash outflow was due to capital purchases in the nine-month period ended June 30, 2005 and the inflow due to decreases in restricted cash of $436,000, partially offset by purchases of property and equipment in the nine-month period ended June 30, 2004. Cash had been routinely restricted during the inventory purchase process that employed letters of credit. We terminated purchases of inventory at the end of the 2003 fiscal year thereby eliminating the process that restricted cash.

Net cash provided by financing activities was an inflow of $22,174 and an outflow of $172,967 for the nine-month periods ended June 30, 2005 and 2004, respectively. The net cash inflow for the nine-month period ended June 30, 2005 was due to proceeds received from the exercise of options partially offset by payments on capital leases. The net cash outflow for the nine-month periods ended June 30, 2004 was due to payments on a capital lease and short-term borrowings .

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

A Significant Portion of our Revenue is Derived from the Sale of a Single Solution to a Single Customer and that Customer is Changing Their Business Commitment to the Market in Which Our Product is Sold

For the nine-month period ended June 30, 2005, 61% of our revenue came from the sale of our Visual Got Mail Solution CPE and service to a single competitive provider of local phone services. In July 2004, the customer changed its business position in the market in which our product is sold and terminated its outbound marketing efforts. Although our customer continues to purchase our service product from us, the installed base upon which our service is based has changed from a growth status to a declining status. If, for whatever reason, this customer is not able to, or chooses not to, sell or support its voice mail service, or the contractual rate we charge per user is renegotiated down, our revenue, operating profit and financial condition would be materially adversely affected. In such an event, we would have no alternative distribution channel for our Visual Got Mail Solution and our revenue, operating results and financial condition would be materially adversely affected.

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

We Have a History of Losses, and There is No Assurance of Future Profitability

We commenced operations in August 1994 and through January 1996 were engaged primarily in research and development. We introduced the Visual Got Mail Solution in fiscal 2001 and made a subsequent decision in fiscal 2003 to refocus our strategy on developing and selling software applications for the 2way wireless data market. Accordingly, our business has changed substantially in recent years, making it difficult to make period-to-period comparisons of our operations, and we face all of the risks and uncertainties encountered by early-stage companies. For the fiscal years ended September 30, 2004, 2003, 2002, 2001,

NOTIFY TECHNOLOGY CORPORATION

2000, 1999, and 1998, we incurred net losses of $655,908, $1,100,475, $1,741,752, $3,337,612, $3,526,452, $3,123,284 and $2,617,561 respectively. We incurred a net loss of $335,809 for the nine-month period ended June 30, 2005 and as of June 30, 2005, we had an accumulated deficit of $23,412,044 and a working capital deficit of $683,196. We anticipate having negative cash flow from operating activities in future quarters and years. We also expect to incur further operating losses in future quarters and years until such time, if ever, as there is a substantial increase in orders for our products and product sales generating sufficient revenue to fund our continuing operations. There can be no assurance that sales of our products will ever generate significant revenue, that we will ever generate positive cash flow from our operations or that we will attain or thereafter sustain profitability in any future period.

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

We May Be Unable to Generate the Capital Necessary to Support Our Planned Level of Research and Development Activities or to Manufacture and Market Our Products

At June 30, 2005, we had an accumulated deficit of $23,412,044 and incurred a net loss of $335,809 for the nine-month period ended June 30, 2005. We also had a working capital deficit at that date of $683,196. Our recently developed NotifyLink products will need to attain favorable market acceptance in order for us to be able to continue our research and development activities and to fund operating expenses at current levels. Regardless, because our NotifyLink wireless product line has not provided sufficient contributions to our revenues to date to operate profitably without the contribution of our Visual Got Mail Solution service revenue, the success of our business operations will depend upon a significant favorable market acceptance for our new wireless software products and our ability to obtain further financing. Obtaining additional financing will be subject to a number of factors including market conditions, investor acceptance of our business plan, and investor sentiment. These factors may make the timing, amount, terms and conditions of additional financing unattractive or unavailable to us. If we are unable to raise additional financing, we will have to significantly reduce our spending, delay or cancel planned activities or

NOTIFY TECHNOLOGY CORPORATION

substantially change our current corporate structure. In such an event, we intend to implement expense reduction plans in a timely manner. However, these actions would have material adverse effects on our business, results of operations, and prospects, resulting in a possible failure of our business.

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

We Depend on a Limited Number of Potential Customers and Need to Develop Marketing Channels

We participate in formal relationships with agents and referral partners and informal referral arrangements with several wireless carriers, 2way wireless device manufacturers and one net ware company for the sale of our NotifyLink products and services where our products assist in the sales of their products. We have a limited direct sales force to sell our NotifyLink products and services to eventual users and we rely upon both formal and informal referral arrangements to provide leads for our NotifyLink Enterprise products. We have established many formal referral arrangements but we will receive referrals only to the extent that our referral partners successfully refer our products and services to potential users. There can be no assurance that we will achieve a significant volume of sales of our NotifyLink products and services to end users or that we will continue to receive referrals from our referral partners or other informal arrangements. Our Enterprise solution product is relatively new and we have not yet achieved sufficient growth in our sales to operate profitably without contribution from our Visual Got Mail Solution, whose sales are expected to be limited to service revenues from a gradually declining installed base.

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

We Face Significant Competition

We believe the market for our wireless products is highly competitive and that competition is likely to intensify. In the market for wireless email notification and management software, we directly compete with Research In Motion Limited and Good Technology. Our Visual Got Mail Solution indirectly competes with a single alternate Voice Mail notification service offered by local exchange carriers such as BellSouth, SBC Communications, and Verizon. Many of these companies have greater financial, technical and marketing resources than we do. In addition, there are several companies with substantially greater technical, financial and marketing resources than we have that could produce competing products. These companies include wireless software providers such as Extended Systems, Intellisync, and Microsoft Corporation. We expect that to the extent that the market for our products develops, competition will intensify and new competitors will enter the market. We may not be able to compete successfully against existing and new competitors as the market for our products evolves and the level of competition increases. A failure to compete successfully against existing and new competitors would materially and adversely affect our business, revenues, operating results, and financial condition.

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
Dated: August 15, 2005
/s/ Gerald W. Rice
Chief Financial Officer
(Principal Financial and Accounting Officer)