Form 10KSB
period 2005-09-30
NOTIFY TECHNOLOGY CORP
filed 2005-12-23
CIK 1031980

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-KSB

(Mark one)

☒	Annual Report Under Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Fiscal Year Ended September 30, 2005

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

Common Stock

Check whether the issuer is not required to file reports pursuant to Section 13 or 15(d) of the Exchange Act.  ☐

Check whether the issuer (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB.  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act)    Yes  ☐    No  ☒

State issuer’s revenues for its most recent fiscal year.    $5,018,464

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant, based upon the closing sale price of the Common Stock on December 15, 2005, was approximately $410,586. Shares of Common Stock held by officers and directors and their affiliated entities have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily conclusive for other purposes.

The number of shares outstanding of Registrant’s common stock, $0.001 par value at December 15, 2005 was 13,968,995 shares.

Transitional Small Business Disclosure Format (check one):    Yes  ☐    No  ☒

PART I

FORWARD LOOKING STATEMENTS

You should read the following discussion in conjunction with our audited financial statements and the notes thereto that appear elsewhere in this Annual Report on Form 10-KSB. The following discussion contains forward-looking statements, within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, which involve risks and uncertainties. Forward-looking statements generally include words such as “may,” “will,” “plans,” “seeks,” “expects,” “anticipates,” “outlook,” “intends,” “believes” and words of similar import as well as the negative of those terms. In addition, any statements that refer to expectations, projections or other characterizations of future events or circumstances, including any underlying assumptions, are forward-looking statements. All forward-looking statements included in this Annual Report on Form 10-KSB, including, but not limited to, statements regarding the future growth of our wireless product line; statements regarding future revenues from our products; statements regarding our ability to receive referrals from our channel partners; statements regarding our future success; statements regarding future costs; statements regarding future research and development efforts; statements regarding competition in the market for wireless products; statements regarding future patent applications; statements regarding future financial results; statements regarding future plans to extend our product line; statements regarding the sufficiency of our existing cash balances to fund our operations; and statements regarding the effect of future financings on our existing shareholders are based on current expectations and are subject to important factors that could cause actual results to differ materially from those projected in the forward-looking statements. Such important factors include, but are not limited to, those discussed below under “Risk Factors” and elsewhere in this Annual Report and in other documents we file with the U.S. Securities and Exchange Commission.

ITEM 1.	Description of Business

Notify Technology Corporation (also referred to as “we”, “us” and “our” unless the context otherwise requires) was incorporated in the state of California in August 1994. We are a leading provider of secure real time wireless synchronization of email, calendar, contacts and tasks, supporting any Blackberry, Palm and Windows Mobile Wireless device on all major cellular voice and data networks worldwide. NotifyLink Enterprise Mobility Solution (“NotifyLink”), our middleware enterprise product line, works with Microsoft Exchange, Novell GroupWise and a variety of IMAP4 email systems including Sun, Oracle, MiraPoint, Communigate, Gordano, Stalker, Scalix, Kerio and Open-Xchange. NotifyLink users have the ability to compose, reply, forward and delete their emails while mobile. In addition, users have the ability to maintain mobile synchronization with their calendar, contacts and tasks from their wireless device.

We have also been a supplier of traditional landline or wireline call and message notification products and services. In fiscal 2001, we developed a voice mail notification product known as the Visual Got Mail Solution for a long distance company entering the local telephone market. The Visual Got Mail Solution uses a combination of server based software and a modified version of our Call Manager caller-id adjunct device. Although we shifted our focus to the enterprise mobility software business in fiscal 2003 and fiscal 2004, the Visual Got Mail Solution generated substantially all of our revenue in fiscal 2002 and 2003, a substantial majority of our revenue in fiscal 2004 and approximately 57% of our revenue in fiscal 2005. We have continued to generate service revenue from the installed base of voice mail users even though new sales of the Visual Got Mail Solution have declined significantly since mid fiscal 2003. Because we believe our greatest opportunity for future growth lies with our wireless product line, the focus of our sales, marketing and development effort in fiscal 2005 has been in our mobility software products. Wireless products contributed approximately 43% of our total revenue in fiscal 2005 as compared to 28% of total revenues in fiscal 2004. We currently sell our products primarily through direct sales. To a lesser extent, we sell our products through resellers both domestically and internationally.

We are currently the only provider of a wireless enterprise synchronization solution enabling any size organization a single solution to simultaneously support any Blackberry, Palm and Windows Mobile device. We provide a network independent solution thereby facilitating unparalleled flexibility to change devices or networks as technology develops or user needs evolve. In addition, we are the only provider of wireless enterprise synchronization middleware supporting Blackberry wireless devices other than Research In Motion Limited. Our NotifyLink for Novell GroupWise provides both wired and wireless synchronization for email, calendar, contacts and task information. Both the NotifyLink on-premise and hosted editions can be seamlessly integrated into an organization’s existing network while offering the broadest possible wireless device support of any available enterprise solution.

For wireless device users, NotifyLink provides support for a variety of wireless networks including cellular networks such as CDMA/1XRTT, GSM/GPRS, and all fixed wireless networks using 802.11x technology. For “wired” devices such as Palm and Pocket PC PDA’s, NotifyLink for Novell GroupWise and IMAP4 will provide network based synchronization allowing the mobile user to synchronize their mobile device independent of their desktop location. We have designed the NotifyLink On-Premise Edition for information technology (IT) organizations that desire centralized management and support for their mobile user needs. With the NotifyLink On-Premise Edition, organizations can easily support their growing mobile workforce while providing a migration path from wired to wireless device usage.

We recently expanded our product offering with the NotifyLink Hosted Edition. The NotifyLink Hosted Edition provides users with the same features as the NotifyLink On-Premise Edition without the need to install a NotifyLink server on the customer’s premise. The NotifyLink Hosted Edition is particularly well suited for smaller user organizations seeking a comprehensive wireless synchronization solution while minimizing infrastructure costs and IT resources.

Our wireline or legacy product is the Visual Got Mail Solution for voice mail notification sold to one long distance telephone company that provides voice mail as part of its local service product. In late fiscal 2004, this customer reduced its commitment to the local service that employs our product such that we consider the Visual Got Mail Solution a declining product with an unknown remaining life. We received monthly service revenue for all of fiscal 2005 although at a declining rate.

In contrast, we sell NotifyLink to a large number of customers. As such, neither our NotifyLink revenues nor accounts receivables are concentrated in any one customer or small number of customers.

Products

NotifyLink Enterprise Mobility Solution (“NotifyLink”)

NotifyLink is comprised of the NotifyLink On-Premise Edition and the NotifyLink Hosted Edition. NotifyLink has been designed to uniquely address the needs of organizations of all sizes.

Using NotifyLink, mobile users can read, compose, reply, forward, mark as read, and delete email messages from their mobile device. NotifyLink provides users with an “automatic” synchronization of emails sent to end users’ email mailbox and all emails originated, forwarded and replied to from the mobile device will be synchronized with the user’s desktop. NotifyLink is device agnostic because email users are provided with a platform specific smart client, which is loaded on the mobile device. Once the platform specific smart client mobile device is installed on their wireless device and the server on-line, the user is able to open their email, read it and then perform any number of operations including replying, forwarding, and even deleting the email. NotifyLink supports attachment download and upload for Palm, Pocket PC, and Blackberry mobile devices. NotifyLink also supports the ability to forward attachments. NotifyLink provides bi-directional mobile synchronization of the user’s calendar, contacts, and tasks regardless of whether the information was entered on the mobile device or at the user’s desktop. The transmitted information keeps personal calendars continually up to date at both the client server level and the mobile device level.

NotifyLink’s “wireless” functionality supports all Palm, Windows Mobile and Blackberry OS devices simultaneously over a variety of wireless networks: GSM/GPRS, CDMA/1XRTT and any 802.11x. NotifyLink wireless functionality also provides “over-the-air” synchronization of email and PIM thereby freeing users from the requirement to cradle their wireless devices in order to maintain synchronization. NotifyLink provides automatic notification of new email and person information management (PIM) eliminating the need for users to initiate a data session in order to retrieve their personal data.

All email and PIM is stored behind an organization’s firewall, while all delivery of information to and from the wireless devices is encrypted utilizing either TDES or AES encryption algorithms. Information security is assured because NotifyLink supports both Triple DES (TDES) and the latest Advanced Encryption Standard (AES). AES is a Federal Information Processing Standard (FIPS), that specifies a cryptographic algorithm for use by U.S. Government organizations to protect sensitive, unclassified information.

NotifyLink On-Premise Edition

The NotifyLink On-Premise Edition provides a single enterprise solution supporting the wireless needs of its users through the use of an on-premise server. The NotifyLink On-premise Edition for GroupWise and for IMAP4 is based on a client-server architecture comprised of the NotifyLink Enterprise server and the NotifyLink device client module. The NotifyLink Enterprise server product involves three components: database component, web component and a messaging component. All three components may be installed to the same server or each component can be installed to a separate server in a more distributed environment. The NotifyLink On-Premise Edition is ideal for companies with a volume of mobile professionals who need real-time synchronization of their existing email to any one of a variety of supported mobile devices.

NotifyLink Hosted Edition

Beginning in November 2004, we began to actively market our NotifyLink Hosted Edition for GroupWise and various IMAP4 email platforms. In March 2005, we launched the NotifyLink Hosted Edition for Exchange. The NotifyLink Hosted Edition provides the same wireless synchronization of email, calendar, contacts and task information as the our NotifyLink On-Premise Edition, except without the need of any on-premise hardware or software. The NotifyLink Hosted Edition provides all email and PIM services and support from a hardened data center that provides users a high level of reliability and availability. It remotely accesses email and PIM data from the customer site and synchronizes to a user’s Blackberry, Palm or Windows Mobile wireless device. The NotifyLink Hosted Edition provides organizations with a simple solution to their immediate mobility needs. It was designed as a cost efficient alternative for customers whose universe of wireless users does not justify an internal server or who do not have the internal IT resources to maintain a NotifyLink Enterprise server. The NotifyLink Hosted Edition is also targeted at organizations interested in outsourcing the synchronization of email and PIM.

Visual Got Mail Solution

Our legacy Visual Got Mail Solution is designed to provide voice mail notification services to customers. Our revenues to date have consisted principally of sales to one customer in connection with its local voice mail telephone service. The Visual Got Mail Solution, designed for telephone company deployment as a service offering, includes a scalable carrier class server infrastructure that we host and a Call Manager telephone adjunct (CPE) that we manufacture and sell. The Visual Got Mail Solution integrates our caller-id technology with a unique method of voice mail notification into a single device that can fit into the palm of your hand. Revenues for the Visual Got Mail Solution declined substantially from fiscal 2003 to fiscal 2004 as the customer reduced its commitment to providing local telephone services. We recognized $1,417,010 of deferred revenue in fiscal 2005 related to CPE owned by our customer that our customer decided to dispose of rather than deliver to its customers. We have an additional $221,137 of similar deferred revenue on our balance sheet that will be subject to the same accounting treatment in fiscal 2006. We recorded another $1,291,000 in Visual Got Mail Solution revenue in fiscal 2005 that consisted of service revenue generated from an installed base of voice mail users built up since May 2002 but in decline since July 2004. We expect the Visual Got Mail Solution revenues to be adversely affected in future periods by the decline in the installed base of voice mail users.

Sales, Marketing and Distribution

We are expanding our customer base by gathering leads through several channels. We have an inside sales force that handles leads generated from our corporate web site, the web sites of our strategic partners where we maintain a presence, referrals from referral partners with whom we have agreements, 2way wireless carriers and other customers. Carriers that we have referral relationships with include Verizon Wireless, T-Mobile Wireless, Cingular Wireless and Sprint in the United States and Bell Mobility Wireless, Telus, and Rogers Communications in Canada. Another channel is based on referrals from 2way device manufacturers such as Palm, Inc., Handspring, and Kyocera Wireless. Additional leads come from Novell’s Cool Solutions Web site and the PalmSource web site. One market advantage of our NotifyLink wireless solution is that we support Novell’s email system called GroupWise. We will continue to receive referrals from these channel partners only to the extent that they successfully refer our products and services to interested customers.

Our Visual Got Mail Solution has generated revenue from both voice mail notification services to the users of our customer and sales of adjunct equipment devices. Service revenue is based on the monthly active installed base of voice mail users and varies as the installed base changes. The installed base grew to a high of 490,000 voice mail users in July 2004 but has since been in decline due to the reduction of our customer’s commitment to marketing the voice mail services that the Visual Got Mail Solution supports. The installed base of voice mail users has declined or “churned off” approximately 41% in the last fourteen months, (July 2004 through September 2005) with a corresponding decline in our service revenue. The second component of the Visual Got Mail Solution is a hardware device that we supplied and was sold by our customer to their end users of voice mail. Orders to ship this product effectively ceased in September 2004. Although we have a customer backlog of 22,000 devices as of September 30, 2005 and carry related deferred revenue on our balance sheet, we have no inventory position in the units and received instructions subsequent to September 30, 2005 to dispose of these units. In fiscal 2005, we recognized $1,417,010 of deferred revenue related to CPE owned by our customer that our customer decided to dispose of rather than deliver to its customers. We have an additional $221,137 of similar deferred revenue on our balance sheet that will be subject to the same accounting treatment in fiscal 2006. If the demand for the Visual Got Mail Solution service were to cease or decline at an accelerated rate, the loss of the on-going service revenue would have a materially adverse affect on our business. We also cannot predict the churn pattern going forward or predict further business decisions by our customer and there can be no assurance that our customer will continue to use the Visual Got Mail Solution.

The traditional sales activities for our wireline products were large direct contracts with large telephone companies. The Visual Got Mail Solution followed that pattern but sales of our NotifyLink products consist of numerous small contracts sold directly to individual companies. For the NotifyLink product line, we typically sell annual licenses recognized ratably over the term of the contract. The Visual Got Mail Solution, NotifyLink product line and unrelated royalty revenue accounted for 57%, 43% and 0% of total revenues in fiscal 2005, respectively. In fiscal 2004, the Visual Got Mail Solution, NotifyLink product line and unrelated royalty revenue accounted for 66%, 28% and 4% of total revenue, respectively.

Technical and Marketing Support

We have developed product collateral, improved web site design and expanded marketing programs for the NotifyLink products. This program includes product awareness branding and product training through various mediums such as Notify web site marketing; strategic partner web site marketing; regional, national and international trade shows; strategic partner regional user meetings; carrier training seminars; webinars; user market surveys and a monthly news letter.

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

Research and Development

We incurred $1,040,197 and $1,034,221 in research and development expenses in fiscal 2005 and 2004, respectively. Our development efforts were devoted to improving our software product, porting our solution to new wireless devices released by wireless device manufacturers, and creating new products within the NotifyLink family. Our software engineering development is located in our offices in Canfield, Ohio. We believe that our future success, if any, depends significantly on our ability to continue to enhance our existing wireless products and to develop new products. Therefore, we intend to continue to incur research and development costs. We expect that our research and development efforts will be focused in wireless software as our wireline products are mature and their market is declining.

Manufacturing

We had no significant manufacturing efforts in fiscal 2005. We did not order any new product in fiscal 2005 from our offshore turnkey manufacturer that produced the Call Manager that is a component in our Visual Got Mail Solution. Fulfillment services ceased in September 2004 with the absence of customer fulfillment requests. The absence of fulfillment activity in fiscal 2005 has resulted in no product under warranty thereby eliminating our potential warranty expense exposure.

Governmental Regulation and Industry Standards

Our wireline CPE products must comply with a variety of regulations and standards including regulations and standards set by the Federal Communications Commission, Underwriters Laboratories, National Registered Testing Laboratories, and Bell Communications Research. Given the inactive status of our wireline CPE product line, additional legislative or regulatory changes would have little adverse effect on our business and operating results.

Competition

We believe the market for our wireless products is highly competitive and that competition is likely to intensify. In the market for wireless e-mail notification and management software, we compete with Research In Motion Limited and Consilient Technologies Corp. Our Visual Got Mail Solution indirectly competes with a single alternate voice mail notification service offered by local exchange carriers such as BellSouth, SBC Communications, and Verizon. Many of these companies have greater financial, technical and marketing resources than we do. In addition, there are several companies with substantially greater technical, financial and marketing resources than we have that could produce competing products. These companies include wireless software providers such as Intellisync, Visto and Good Technology. We expect that to the extent that the market for our products develops, competition will intensify and new competitors will enter the market. We may not be able to compete successfully against existing and new competitors as the market for our products evolves and the level of competition increases. A failure to compete successfully against existing and new competitors would materially and adversely affect our business, revenues, operating results, and financial condition.

Proprietary Rights

We regard various features and design aspects of our products as proprietary and we rely primarily on a combination of patent, copyright, and trademark laws and employee and third-party nondisclosure agreements to protect our proprietary rights. We have been issued a patent covering the design of our MessageAlert products in 1995 that expires in 2010, and a patent covering the MultiSense technology used in our MessageAlert product issued in 1996 that expires in 2016 and a patent on our Call Manager in 1999 that expires in 2019. We intend to continue to apply for patents, as appropriate, for our future technologies and products. There are few barriers to entry into the market for our products, and there can be no assurance that any patents we apply for will be granted, that any issued patents will be enforceable or valid, or that the scope of our patents or any patents granted in the future will be broad enough to protect us against the use of similar technologies by our competitors. There can be no assurance, therefore, that any of our competitors, some of whom have far greater resources than we do, will not independently develop technologies that are substantially equivalent or superior to our technology.

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

In fiscal 1998, we entered into a royalty agreement with Uniden America Corporation (“Uniden”) allowing Uniden to incorporate our VMWI technology into Uniden’s products for a per unit fee. In fiscal 2004, we expanded the agreement and granted Uniden an unlimited restricted license in exchange for a lump sum. Royalty revenue from this agreement was $154,975 and $34,625 in fiscal 2004 and 2003, respectively. There was no royalty revenue in fiscal 2005.

In November of 2003, NCR Corporation and Notify Technology Corporation entered into a non-exclusive license agreement that allows us to offer certain product features on our Enterprise Mobility Solution that are covered by a patent held by NCR. This agreement requires a royalty payment on Enterprise revenue subject to the patent.

Employees

As of September 30, 2005, we employed forty-nine (49) persons of whom sixteen (16) were engaged in research and development, one (1) in operations, twelve (12) in sales and marketing, fifteen (15) in customer service, and five (5) in general administration and finance. All of these employees are employed on a full-time basis. None of our employees are currently represented by a labor union. We consider our relations with our employees to be good.

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

RISK FACTORS

Because of our financial condition and our business plans, our financial statements disclose that there is substantial doubt as to our ability to continue as a going concern and accordingly our business has a high risk of failure

We are currently replacing our wireline products with our wireless software products and researching and developing new products and enhancements to our existing NotifyLink product family. Due to our present financial condition there is substantial doubt as to our ability to continue as a going concern. To date, our NotifyLink product line has not generated sufficient revenue to completely replace our wireline products. As our wireline revenues decline, we need to improve the sales of NotifyLink to compensate. The success of our business operations will depend upon a significant favorable market acceptance for our new wireless software products and our ability to obtain further financing. It is not possible for us to predict with assurance the outcome of these matters. If we are unable to achieve profitable operations from our new software wireless products or obtain further financing, then our business will fail. We cannot predict whether we will be able to obtain additional financing when or as needed. Any potential financing could take the form of debt or equity and could include terms that are unfavorable to us and its/or our existing stockholders. Any equity financing transaction would be expected to dilute the equity and voting interests of our existing stockholders.

A significant portion of our revenue is derived from the sale of a single solution to a single customer and that customer has changed its business commitment to the market in which our product is sold

For the fiscal year ended September 30, 2005, 57% of our revenue came from the sale of our Visual Got Mail Solution to a single competitive provider of local phone services. In July 2004, the customer changed its business position in the market in which our product is sold and terminated its outbound marketing efforts. Although our customer continues to purchase our service product from us, the installed base upon which our service is based has changed from a growth status to a declining status. Furthermore, shipments of the hardware or Consumer Premise Equipment (CPE) portion of the Visual Got Mail Solution were suspended although we recorded $1,417,010 in deferred revenue in fiscal 2005 representing the disposal of customer owned CPE inventory that our customer decided to dispose rather than deliver it to their customers. As of September 30, 2005, we held approximately 22,000 units of CPE for this customer. We received instructions subsequent to September 30, 2005 to dispose of these units and will do so in the first quarter of fiscal 2006. We have no inventory position in this product as it belongs to our customer but we will recognize $221,137 of deferred revenue upon final disposition of the remaining inventory. If, for whatever reason, this customer is not able to, or chooses not to, sell or support its voice mail service, or the contractual rate we charge per user is renegotiated down, or our agreement is not renewed in April 2006, our revenue, operating profit and financial condition would be materially adversely affected. In such an event, we would have no alternative distribution channel for our Visual Got Mail Solution and our revenue, operating results and financial condition would be materially adversely affected.

We have a history of losses, and there is no assurance of future profitability

We commenced operations in August 1994 and through January 1996 were engaged primarily in research and development. We introduced the Visual Got Mail Solution in fiscal 2001 and made a subsequent decision in fiscal 2003 to refocus our strategy on developing and selling software applications for the 2way wireless data market. Accordingly, our business has changed substantially in recent years, making it difficult to make period-to-period comparisons of our operations, and we face all of the risks and uncertainties encountered by early-stage companies. For the fiscal years ended September 30, 2004, 2003 and 2002, we incurred net losses of $655,908, $1,100,475 and $1,741,752, respectively. We incurred a net loss of $557,452 for fiscal 2005 and as of September 30, 2005, we had an accumulated deficit of $23,633,686 and a working capital deficit of $900,261. We anticipate having negative cash flow from operating activities in future quarters and years. We also expect to incur further operating losses in future quarters and years until such time, if ever, as there is a substantial increase in orders for our products and product sales generating sufficient revenue to fund our continuing operations. There can be no assurance that sales of our products will ever generate significant revenue, that we will ever generate positive cash flow from our operations or that we will attain or thereafter sustain profitability in any future period.

If we are unable to market our wireless software products and achieve industry acceptance quickly, we could lose existing and potential customers and our sales would decrease

Although a significant portion of our current revenue continues to come from servicing our installed base of the wireline Visual Got Mail Solution, we expect the Visual Got Mail Solution revenue to continue to decline in future periods. Accordingly, we must continue to invest in our wireless products in order to grow our revenues and improve our financial condition. We need to market our new wireless software products on a timely basis to keep pace with technological developments, emerging industry standards, and the growing needs of our sophisticated customers. We intend to extend our product offerings primarily through our NotifyLink product line. However, we may experience difficulties in marketing these new products, and our inability to timely and cost-effectively introduce them and future enhancements, or the failure of these new products or enhancements to achieve market acceptance, could seriously harm our business. Life cycles of wireless software products are difficult to predict, because the market for such products is new and evolving and characterized by rapid technological change, frequent enhancements to existing products and new product introductions, changing customer needs and evolving industry standards. The introduction of competing products that employ new technologies and emerging industry standards could render our products and services obsolete and unmarketable or shorten the life cycles of our products and services. The emergence of new industry standards might require us to redesign our products. If our products are not in compliance with industry standards that become widespread, our customers and potential customers may not purchase our products.

If the market for wireless data communications devices does not grow, we may not successfully sell our NotifyLink products

The overall market for wireless data communications devices has experienced significant growth in recent years. The success of our NotifyLink On-Premise and Hosted products depends upon this growth. There can be no assurance that the market for wireless software products will continue to grow, that firms within the industry will adopt our software products for integration with their wireless data communications solutions, or that we will be successful in independently establishing product markets for our wireless software products. We cannot predict that growth of our NotifyLink products will continue or maintain itself at the current level. If the various markets in which our software products compete fail to grow, or grow more slowly than we currently anticipate, or if we were unable to establish product markets for our new software products, our business, results of operation and financial condition would be materially adversely affected.

We may be unable to generate the capital necessary to support our planned level of research and development activities or to manufacture and market our products

At September 30, 2005, we had an accumulated deficit of $23,633,686 and incurred a net loss of $557,452 for the year ended September 30, 2005. We also had a working capital deficit at that date of $900,261. Our recently developed NotifyLink products will need to attain favorable market acceptance in order for us to be able to continue our research and development activities and to fund operating expenses at current levels. Regardless, because our NotifyLink wireless product line has not provided sufficient contributions to our revenues to date to operate profitably without the contribution of our Visual Got Mail Solution revenue, the success of our business operations will depend upon a significant favorable market acceptance for our new wireless software products and our ability to obtain further financing. Obtaining additional financing will be subject to a number of factors including market conditions, investor acceptance of our business plan, and investor sentiment. These factors may make the timing, amount, terms and conditions of additional financing unattractive or unavailable to us. If we are unable to raise additional financing, we will have to significantly reduce our spending, delay or cancel planned activities or substantially change our current corporate structure. In such an event, we intend to implement expense reduction plans in a timely manner. However, these actions would have material adverse effects on our business, results of operations, and prospects, resulting in a possible failure of our business.

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

Our products may not be accepted

We announced the launch of our new NotifyLink web based service and our NotifyLink Desktop products in November 2000. We released improved versions of the NotifyLink product throughout fiscal 2003, 2004 and 2005. The hosted product, was introduced in November 2004. We extended our products to operate in IMAP4 operating systems in September 2005. To date, we have received increasing but limited revenue from the sale of these products. We do not believe our sales to date are sufficient to determine whether or not there a sufficient consumer or business demand for our products to bring us to profitability.

We intend to devote resources to sales and marketing efforts of the NotifyLink product line and to promote general consumer and business interest in our products. There can be no assurance that such efforts will be successful or that significant market demand for our products will ever develop.

We depend on a limited number of potential customers and need to develop marketing channels

We are building a formal referral channel and participate in informal referral arrangements with several wireless carriers, 2way wireless device manufacturers and one net ware company for the sale of our NotifyLink products and services where our products assist in the sales of their products. We have a limited direct sales force to sell our NotifyLink products and services to eventual users and we rely upon both formal and informal referral arrangements to provide leads for our NotifyLink products. To date, most of our referral arrangements are formal and we will receive referrals only to the extent that our referral partners successfully refer our products and services to potential users. There can be no assurance that we will achieve a significant volume of sales of our NotifyLink products and services to end users or that we will continue to receive referrals from our formal arrangements. Our Enterprise solution product is relatively new and we have not yet achieved sufficient growth in our sales to operate profitably without contribution from our Visual Got Mail Solution, whose sales are expected to be limited to service revenues from a gradually declining installed base.

We are expanding our distribution channels for our wireless products by participating in national and regional trade shows, promotions with strategic partners, training programs for telephone and wireless carrier sales representatives and presenting at Novell Groupwise user meetings across the United States. We cannot predict whether these activities will result in increased wireless revenues. We also have limited international sales due to limited resources to build a reseller network. Our management will need to expend time and effort to develop these channels. Our customer profile has changed from volume sales to a limited number of large telecommunication customers to relatively small sales to a large number of business customers. We have expanded our internal sales force in response. Because, historically, our marketing efforts have been largely focused on developing relationships for wireline products, our management has had only limited experience in selling wireless with the new customer profile. We may not be able to adapt our traditional marketing and distribution programs to expand our distribution channels and any marketing efforts undertaken by or on behalf of us may not be successful.

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

We have stopped production and development of our Visual Got Mail Solution product and all product in the field is out of warranty so we have no exposure from unknown defects.

We face significant competition

We believe the market for our wireless products is highly competitive and that competition is likely to intensify. In the market for wireless email notification and management software, we compete with Research In Motion Limited, Consilient Technologies Corp., Infowave Software, Inc, Wireless Knowledge, Synchrologic, Visto and Good Technology. Our Visual Got Mail Solution indirectly competes with a single alternate Voice Mail notification service offered by local exchange carriers such as BellSouth, SBC Communications, and Verizon. Many of these companies have greater financial, technical and marketing resources than we do. In addition, there are several companies with substantially greater technical, financial and marketing resources than we have that could produce competing products. These companies include wireless software providers such as Consilient Technologies Corp., Infowave Software, Inc, Wireless Knowledge, Synchrologic, Visto and Good Technology. We expect that to the extent that the market for our products develops, competition will intensify and new competitors will enter the market. We may not be able to compete successfully against existing and new competitors as the market for our products evolves and the level of competition increases. A failure to compete successfully against existing and new competitors would materially and adversely affect our business, revenues, operating results, and financial condition.

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

We depend on key executives

Our potential for success depends significantly on key management employees, including our Chairman, President and Chief Executive Officer, Mr. Paul F. DePond, our Vice President of Development, Rhonda Chicone, our Chief Financial Officer, Gerald W. Rice, our Vice President of Business Development, Gordon S. Faulmann and our Director of International Sales, Elizabeth Dorman. We have entered into employment agreements with these five key management employees. The loss of their services or those of any of our other key employees would materially adversely affect us. We also believe that our future success will depend in large part on our ability to attract and retain additional highly skilled technical, management, sales and marketing personnel. If we were unable to hire the necessary personnel, the development of new products and enhancements to current products would likely be delayed or prevented. Competition for these highly-skilled employees is intense. Therefore, there can be no assurance that we will be successful in retaining our key personnel and in attracting and retaining the personnel we require for expansion.

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

In November of 2003, NCR Corporation and Notify Technology Corporation entered into a non-exclusive license agreement that allows us to offer certain product features on our Enterprise Mobility Solution that are covered by a patent held by NCR. This agreement requires a royalty payment calculated on all of our revenue of product we sell that uses the features covered by the patent.

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

No matters were submitted to a vote by security holders during the fourth quarter of fiscal 2005.

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

The quarterly high and low bid prices of our common stock during fiscal 2005 and the quarterly high and low sales prices of our common stock for fiscal 2004 are as follows:

NTFY Common Stock

	High	Low
Fiscal Year Ended September 30, 2005
Fourth Quarter	$0.200	$0.150
Third Quarter	$0.240	$0.130
Second Quarter	$0.300	$0.150
First Quarter	$0.270	$0.135

Fiscal Year Ended September 30, 2004
Fourth Quarter	$0.300	$0.200
Third Quarter	$0.330	$0.230
Second Quarter	$0.250	$0.200
First Quarter	$0.270	$0.200

These quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission, and may not represent actual transactions. The quarterly high and low bid prices of our common stock during fiscal 2005 were provided by Bloomberg L.P.

(b) Holders.

As of December 15, 2005, there were approximately 88 holders of record of our common stock.

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

(e) Recent sales of Unregistered Securities

During the period covered by this Annual Report on Form 10-KSB, there were no sale of unregistered securities of Notify.

ITEM 6. Management’s Discussion and Analysis or Plan of Operation

Overview

We were incorporated in the State of California in August 1994. We are a leading provider of secure real time wireless synchronization of email, calendar, contacts and tasks, supporting any Blackberry, Palm and Windows Mobile Wireless device on all major cellular voice and data networks worldwide. NotifyLink, our middleware enterprise on-premise and hosted solutions, work with Microsoft Exchange, Novell GroupWise and a variety of IMAP4 email systems including Sun, Oracle, MiraPoint, Communigate, Gordano, Stalker, Scalix, Kerio and Open-Xchange. NotifyLink users have the ability to compose, reply, forward and delete their emails while mobile. In addition, users have the ability to maintain mobile synchronization with their calendar, contacts and tasks from their wireless device.

We have also been a supplier of wireline call and message notification products and services. In fiscal 2001, we developed a voice mail notification product known as the Visual Got Mail Solution for a long distance company entering the local telephone market. Although we shifted our focus to the enterprise mobility software business in fiscal 2003 and fiscal 2004, the Visual Got Mail Solution generated substantially all of our revenue in fiscal 2002 and 2003, a substantial majority of our revenue in fiscal 2004 and approximately 57% in fiscal 2005. We have continued to generate service revenue from the currently installed base of voice mail users even though new sales of the Visual Got Mail Solution have declined significantly since mid fiscal 2003. Because we believe our greatest opportunity for future growth lies with our wireless product line, the focus of our sales, marketing and development effort in fiscal 2005 has been in our mobility software products. Wireless products contributed approximately 43% of our total revenue in fiscal 2005 as compared to 28% of total revenues in fiscal 2004. We currently sell our products primarily through direct sales. To a lesser extent, we sell our products through resellers, both domestically and internationally.

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

We maintain allowances for doubtful accounts for estimated bad debts. If the financial condition of our customers were to deteriorate, resulting in an impairment of their ability to make payments, additional allowances might be required.

Inventories are recorded at the lower of cost or market on a first-in, first-out basis. Write-downs of inventories to market value are based upon obsolescence, as well as assumptions about future demand and market conditions.

We generally warrant our products for a specific period of time, usually one year, against material defects. We provide for the estimated future costs of warranty obligations in costs of goods sold when the related revenue is recognized. The accrued warranty costs represent our best estimate at the time of sale of the total costs that we will incur to repair or replace product parts, which fail while still under warranty. The amount of accrued estimated warranty costs is primarily based on historical experience as to product failures as well as current information on repair costs. Actual warranty costs could differ from the estimated amounts. On a quarterly basis, we review the accrued balances and update the historical warranty cost trends. If we were required to accrue additional warranty cost in the future, it would negatively affect operating results. As of September 30, 2005, we had no product under warranty and our warranty reserves were zero.

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

Results of Operations

Revenue

Total revenue consists of a combination of gross revenue from the sale of annual contracts for NotifyLink, revenue from the sale of services related to our Visual Got Mail Solution, revenue from the sale of telephony equipment related to our Visual Got Mail Solution and revenue from royalties on patents we own. The revenue from the service contracts is recognized on a straight line basis over the term of the contract. Revenue from the Visual Got Mail Solution service is recognized in the month the service is supplied. Revenue from the telephony equipment is recognized when the equipment is shipped and revenue from royalties is recognized upon the receipt of payment. Revenue from the sale of NotifyLink for the fiscal year ended September 30, 2005 increased to $2,104,745 from $1,004,047 for the fiscal year ended September 30, 2004. Revenue from the sale of the Visual Got Mail Solution service for the fiscal year ended September 30, 2004 decreased to $1,377,269 from $1,665,727 for the fiscal year ended September 30, 2004. Revenue from the sale of the Visual Got Mail Solution equipment for the fiscal year ended September 30, 2004 increased to $1,417,010 from $377,762 for the fiscal year ended September 30, 2004. Royalty revenue was $154,975 in fiscal 2004 with no royalty income occurring in fiscal 2005.

In the fiscal year ended September 30, 2005, our revenue was highly concentrated to a single customer with 57% of our revenue coming from the sale of our Visual Got Mail Solution service and CPE to a single competitive provider of local phone services. In fiscal 2005, we increased the sales of NotifyLink consisting of smaller dollar sales to a higher volume of customers, so that it represented 43% of total sales compared to 28% in fiscal 2004. This increase was primarily due to increased sales and marketing efforts. The revenue form the service component of the Visual Got Mail Solution declined slowly throughout fiscal 2005 as a result of our customer announcing a decision to terminate its marketing efforts for the voice mail product that our Visual Got Mail Solution supports in July 2004. Although we experienced a steady but slow decline of monthly revenue in fiscal 2005, we cannot predict the future revenue of the Visual Got Mail Solution other than to consider the product to be on the decline and have a limited life. We began fiscal 2005 with a significant inventory of CPE inventory that was owned by our customer but remained in our custody pending delivery instructions. A majority of the inventory was declared obsolete and disposed of in fiscal 2005 resulting in a deferred revenue recognition of $1,417,010 on our income statement. We have received a request to dispose of the remaining inventory that will result in a similar accounting treatment in the first fiscal quarter of fiscal 2006. If the demand for the Visual Got Mail Solution service were to cease or decline at an accelerated rate, the loss of the on-going service revenue would have a materially adverse affect on our business.

The Visual Got Mail Solution and NotifyLink accounted for 57% and 43% of total revenues in fiscal 2005, respectively. In fiscal 2004, the Visual Got Mail Solution and NotifyLink accounted for 66% and 28% of total revenues, respectively.

Cost of Revenue

Cost of revenue consists of the cost to manufacture our Visual Got Mail Solution products, the hosting center costs to support the service portion of our Visual Got Mail Solution and the cost of re-sale software related to NotifyLink. Cost of revenue increased to $1,283,791 in the fiscal year ended September 30, 2005 from $686,701 in the fiscal year ended September 30, 2004. This increase was significantly impacted by the historical manufacturing costs of the CPE that was taken to income based on our customer’s decision to obsolete the CPE product. Historically, we manufactured and sold CPE product to one customer that paid for the finished product upon delivery to the Notify warehouse. Notify suspended the gross margin on the CPE in deferred revenue until a fulfillment order was received to ship individual CPE units to specific end users; a service we provided for a separate fee. Our customer’s decision to obsolete and dispose of the CPE eliminated the fulfillment obligation and released the gross margin from deferred income.

The gross margin decreased somewhat to 74% in fiscal 2005 from 81% in fiscal 2004. This decrease in gross margin primarily occurred because of the significant revenue recognition in fiscal 2005 of lower margin CPE sales combined with the higher margin Visual Got Mail service revenue and software sales versus the mix in fiscal 2004.

Research and Development

We incurred $1,040,197 and $1,034,221 in research and development expenses in fiscal 2005 and 2004, respectively. Our development efforts were devoted to improving our software product, porting our solution to new devices released by device manufacturers, and creating new products within the NotifyLink family. Our software engineering development is located in our offices in Canfield, Ohio. We believe that our future success, if any, depends significantly on our ability to continue to enhance our existing wireless products and to develop new products and, therefore, we intend to continue to incur research and development costs. We expect that our research and development efforts will be focused in wireless software as our wireline products are mature and their market declining.

Sales and Marketing

Sales and marketing expense consists primarily of personnel, show, travel costs and sales commissions related to our sales and marketing efforts. Sales and marketing expenses increased to $1,702,454 for the fiscal year ended September 30, 2005 from $957,493 for the fiscal year ended September 30, 2004. This increase was attributable primarily to the increases in both sales personnel and sales commissions. The NotifyLink product line requires more brand awareness than our traditional products so our marketing efforts have expanded accordingly. The sales process for NotifyLink also involves a customer trial period that, in turn, requires an initial installation process involving assistance from customer service personnel so we have added customer service personnel to meet the demand.

We believe that sales and marketing expenses may continue to increase in future quarters if we continue to emphasize an in-house sales force, which we believe is necessary to implement our NotifyLink strategy. Also, any growth of NotifyLink will require more sales support as we attempt to expand our existing referral base and create new distribution channels.

General and Administrative

General and administrative expense consists of general management and finance personnel, occupancy costs, professional fees and other general corporate expenses. General and administrative expenses increased to $1,552,351 for fiscal 2005 from $1,495,208 for fiscal 2004. Increases in compensation and consulting expenses were partially offset by reductions in corporate, accounting and legal costs.

Income Taxes

There was no provision for federal or state income taxes in fiscal 2004 or 2005 as we incurred net operating losses. We expect to incur a net operating loss in future quarters and years. As of September 30, 2005, we had federal and state net operating loss carryforwards of approximately $19,000,000 and $4,500,000, respectively. The net loss carryforwards and certain research and development tax credit carryforwards will expire in tax years 2014 through 2025, if not utilized. Utilization of the net operating losses and credits may be subject to a substantial annual limitation due to ownership change limitations provided by the Internal Revenue Code of 1986, as amended (the “Code”), and similar state provisions. The annual limitation may result in the expiration of net operating losses and credits carryforwards before full utilization. For financial reporting purposes, deferred tax assets primarily related to the net operating carryforwards recognized under Financial Accounting Standard No. 109, “Accounting for Income Taxes,” has been fully offset by a valuation allowance.

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

Liquidity and Capital Resources

During fiscal 2005, we financed our operations through a combination of gross margin from sales of product and services and existing cash balances. Our ability to fund our recurring losses from operations depends upon the success of our NotifyLink wireless e-mail notification and wireless e-mail notification market solutions and the continuation of the current Visual Got Mail Solution program, and/or raising other sources of financing. We improved the sales of NotifyLink to $2,104,745 in the fiscal year ended September 30, 2005 from $1,004,047 in the fiscal year ended September 30, 2004. We continue to receive income from the service portion of our Visual Got Mail Solution although that revenue stream has an uncertain future as the customer has terminated its marketing efforts for the product that our service supports. Consequently, we consider the Visual Got Mail Solution as a declining product. We do not believe that our existing cash balances are sufficient to fund our operations through September 30, 2006 and we will have to increase the sales of NotifyLink or secure additional financing. If we are unable to achieve NotifyLink revenue improvements or secure financing, we will have to restructure our business in order to reduce costs.

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

At September 30, 2005, we had cash and cash equivalents of $424,228. Over the last four years, we have financed our operations primarily through sales of equity and income from operations. The net cash used by operating activities equaled $580,606 in the fiscal year ended September 30, 2005 versus net cash used in operating activities of $253,245 in the fiscal year ended September 30, 2004. We anticipate that we will have a negative cash flow from operating activities in future quarters and years.

Net cash provided/(used) by investing activities changed from an inflow of $392,547 in fiscal 2004 to an outflow of $36,791 in fiscal 2005 due to purchases of property and equipment of $43,991 partially offset by proceeds from the sale of equipment.

We had no off balance sheet arrangements as defined by Item 303(c) of Regulation S-B.

ITEM 7. Financial Statements

Our audited financial statements appear beginning on page F-1 of this report.

ITEM 8. Changes In and Disagreements With Accountants on Accounting and Financial Disclosure

None.

ITEM 8A. Controls and Procedures

(a) Evaluation of Disclosure Controls and Procedures.

Our chief executive officer and our chief financial officer, after evaluating our disclosure controls and procedures (as defined in the rules and regulation of the Securities and Exchange Commission under the Securities Exchange Act of 1934 (the “Exchange Act”) as of the end of the period covered by this Annual Report on Form 10-KSB, have concluded that our disclosure controls and procedures are effective to ensure that information we are required to disclose in reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure, and that such information is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms.

(b) Changes in Internal Control Over Financial Reporting.

During the period covered by this Annual Report on Form 10-KSB, we upgraded our contract control software to manage the increase in active customer contracts. The new control software features integrated revenue recognition, billing and receivables programs. No other significant changes were made in our internal control over financial reporting or in other factors that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 8B. Other Information

We did not hold an annual meeting of shareholders during fiscal 2005. Therefore, in accordance with Rule 14a-5(f) under the Exchange Act and our bylaws, our board of directors shall determine a date a reasonable period prior to our next annual meeting of shareholders by which date all shareholder proposals for such annual meeting must be submitted.

PART III

ITEM 9. Directors, Executive Officers, Promoters and Control Persons; Compliance With Section 16(a) of the Exchange Act

Directors and Executive Officers

Our directors and executive officers and their ages as of September 30, 2005 are as follows:

Name	Age	Position
Directors and Executive Officers:
Paul F. DePond	52	Chief Executive Officer, President and Chairman
Gerald W. Rice	57	Chief Financial Officer and Secretary
Rhonda Chicone	41	Vice President of Product Development
Gordon Faulmann	42	Vice President of Business Development
Harold S. Blue (2)	43	Director
David A. Brewer (1)(2)	52	Director
Andrew H. Plevin (1)(2)	41	Director
Inder Tallur	40	Director
David Kvederis	57	Director

(1)	Member of the audit committee of the board of directors.
(2)	Member of the compensation committee of the board of directors.

Biographical information for directors and executive officers:

Paul F. DePond, our founder, has served as our President, Chief Executive Officer and Chairman of our board of directors since our inception in August 1994. From September 1992 through May 1994, Mr. DePond served as Vice President of Corporate Marketing at Telebit Corporation, a supplier of high speed modems and dialup remote access products. From January 1991 through September 1992, Mr. DePond served as Vice President of Marketing at Alantec Corporation, a manufacturer of networking products. Mr. DePond received a Bachelors of Science Degree in Electrical and Computer Engineering from the University of Michigan, Ann Arbor in 1980 and Masters Degree in Computer Science from the University of Michigan, Ann Arbor in 1980.

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

Rhonda Chicone has served as our Vice President of Product Development since July 2001. From October 2000 to July 2001, Ms. Chicone served as our Director of Engineering and from October 1999 to October 2000, she served as our Engineering Manager. From January 1999 to October 1999, Ms. Chicone served as one of our senior software engineers. From September 1996 to January 1999, she served as President of Tech-Xpress Enterprises, Inc. Ms. Chicone received a Science degree in Computer Science from Youngstown University in 1985 and a Masters of Science in Technology from Kent University in 2002.

Gordon S. Faulmann has served as our Vice President of Business Development since November 2004. Mr. Faulmann served as Director of Marketing with Motient Communications from March 2000 to November 2004, Channel Sales Manager with BellSouth Mobility/Cingular from September 1995 until March 2000, Marketing Manager with American Signature Technologies from October 1994 until September 1995 and Field Director of Marketing Research with the Florida State University from July 1988 until December 1992. Mr. Faulmann graduated from the Florida State University with a BS degree in Business Administration/Finance in 1991.

Biographical information for directors:

Harold S. Blue has served as one of our directors since July 2001. From July 2004 to the present, Mr. Blue has been serving as Chief Executive Officer and a director of Inoveris, LLC. From January 2002 until November 2004, Mr. Blue served as a Partner and President of Commonwealth Group Holding, Inc., an investment and merchant bank. From January 2001 until January 2002, Mr. Blue was a business consultant to Commonwealth Associates, L.P. From February 1993 to December 2000, Mr. Blue served as Chairman and Chief Executive Officer of ProxyMed, Inc., a healthcare information systems company. From 1990 to 1993, Mr. Blue was founder and Chief Executive Officer of Health Services, Inc., a physician practice management company, which was sold to InPhyNet Medical Management, Inc. From 1984 to 1988, Mr. Blue was the founder and President of Best Generics, a generic pharmaceutical distributor, which was sold to IVAX Corporation in 1988 at which time Mr. Blue joined IVAX as a director. From 1979 to 1984 he was the founder and Chief Executive Officer of Budget Drugs, a pharmacy chain in South Florida.

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

Inder Tallur has served as one of our directors since November 2003. Since 2003, he has served as a Partner of ComVest Investment Partners. Mr. Tallur served as Director of Research of Commonwealth Associates, L.P. from 1995 until 2003. Mr. Tallur attended Tulane University’s A.B. Freeman School of Business from 1992 to 1994 where he received an MBA and attended Boston College in 1995 where he received an MS in finance. Mr. Tallur also worked for Digital Equipment Corporation from 1990 to 1991 and HCL HP India, a subsidiary of Hewlett Packard from 1986 to 1990. Mr. Tallur received a BE in electronics from Visvesvaraya Regional College of Engineering, Nagpur, India in 1987.

David Kvederis has served as one of our directors since February 2005. He is the founder of BankServ, where he has served as President and Chief Executive Officer since 1996. Before his 15-year association with Wells Fargo (1982 to 1996), Mr. Kvederis served six years with Mellon Bank in Pittsburgh and six years with Continental Illinois Bank in Chicago. Mr. Kvederis received an MBA from the University of Chicago in 1976.

As previously reported in our Current Report on Form 8-K filed on October 20, 2004, Michael Ballard resigned as one of our directors on October 14, 2004. We would like to thank Mr. Ballard for his service as a director.

We have a separately-designated standing audit committee that was established in accordance with Section 3(a)(58)(A) of the Exchange Act. Messrs. Brewer and Plevin currently serve as members of the audit committee, and Mr. Ballard served as a member of the audit committee during fiscal 2005 until his resignation. Each member of our audit committee is “independent” as defined under the National Association of Securities Dealers’ listing standards. The board of directors has determined that Mr. Brewer is an “audit committee financial expert” as defined in Item 401(e) of Regulation S-B promulgated by the Securities and Exchange Commission.

All executive officers serve at the discretion of our board of directors. All directors are elected annually and serve until the next annual meeting of shareholders or until the election and qualification of their successors. There are no family relationships between any of our directors or executive officers.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Exchange Act requires the our executive officers and directors and persons who own more than ten percent of a registered class of our equity securities to file an initial report of ownership on Form 3 and changes in ownership on Form 4 or 5 with the Securities and Exchange Commission and the National Association of Securities Dealers, Inc. Executive officers, directors and greater than ten percent shareholders are also required by SEC rules to furnish us with copies of all Section 16(a) forms they file. Based solely on its review of copies of such forms received by us, or written representations from certain reporting persons, the Company believe that, except as noted above, during the fiscal year ended September 30, 2005 all filing requirements applicable to our officers, directors and ten percent shareholders were fulfilled.

Gordon Faulmann and David Kvederis were each delinquent in the filing of a Form 3 to report their initial ownership of our securities upon becoming subject to the reporting requirements of Section 16(a).

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

We intend to satisfy the disclosure requirement under Item 5.05 of Form 8-K regarding an amendment to, or waiver from, a provision of the Code of Ethics by posting such information on our website, at the address specified above.

ITEM 10. Executive Compensation

Summary Compensation Table

The following table sets forth information for the three most recently completed fiscal years concerning the compensation of (i) the Chief Executive Officer and (ii) all other executive officers of the Company who earned over $100,000 in salary and bonus in the fiscal year ended September 30, 2005 (together the “Named Executive Officers”).

Long-Term Compensation
	Annual Compensation				Awards		Payouts
Name and Principal Position	Year	Salary ($)	Bonus ($)	Other Annual Compensation ($)	Restricted Stock Awards ($)	Securities Underlying Options (#)	LTIP Payouts ($)	All Other Compensation ($)(1)
Paul F. DePond Chief Executive Officer	2005 2004 2003	$225,865 231,415 224,485	$106,900 62,854 10,000	— — —	— — —	250,000 — 400,000	— — —	$23,944 19,965 15,046

Gerald W. Rice Chief Financial Officer	2005 2004 2003	$170,658 170,992 165,576	$33,975 21,328 7,500	— — —	— — —	75,000 — 125,000	— — —	$25,112 19,394 16,934

Rhonda Chicone Vice President, R&D	2005 2004 2003	$100,502 102,906 100,375	$31,550 20,575 2,500	— — —	— — —	75,000 — 150,000	— — —	$5,557 3,539 1,756

Gordon Faulmann(2) Vice President of Business Development	2005 2004 2003	$84,922 — —	— — —	— — —	— — —	75,000 — —	— — —	$678 — —

(1)	Represents payments of health insurance premiums on behalf of the Named Executive Officers.
(2)	Mr. Faulmann was appointed as our Vice President of Business Development in November 2004.

Option Grants in Last Fiscal Year

The following tables set forth certain information for the Named Executive Officers with respect to grants and exercises in fiscal 2005 of options to purchase Common Stock of the Company:

Name	Number of Securities Underlying Options Granted (#)	% of Total Options Granted to Employees in Fiscal Year	Exercise or Base Price ($/Sh)	Expiration Date
Paul F. DePond	250,000	52.6%	$0.26	12/1/14
Gerald W. Rice	75,000	15.8%	$0.26	11/8/14
Rhonda Chicone	75,000	15.8%	$0.26	11/8/14
Gordon S. Faulmann	75,000	15.8%	$0.26	11/8/14

Aggregated Option Exercises in Last Fiscal Year and Fiscal Year End Option Values

None of the Named Executive Officers exercised an outstanding stock option in fiscal 2005. The following table sets forth certain information for the Named Executive Officers with respect to securities underlying unexercised options at the end of fiscal 2005.

	Shares Acquired on Exercise (#)	Value Realized ($)	Number of Securities Underlying Unexercised Options at Fiscal Year End (#)		Value of Unexercised In-the-Money Options at Fiscal Year End ($)
Name			Exercisable	Unexercisable	Exercisable	Unexercisable
Paul F. DePond	—	—	1,190,278	309,722	—	—
Gerald W. Rice	—	—	367,639	92,391	—	—
Rhonda Chicone	—	—	370,000	100,000	—	—
Gordon S. Faulmann	—	—	—	75,000	—	—

Director Compensation

Our directors do not currently receive any cash compensation for service on the board of directors or any committee thereof. Directors are eligible for option grants under our 1997 Stock Plan. During the fiscal year ended September 30, 2005, no directors received option grants.

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

In July 2004, we entered into an employment agreement with Ms. Chicone that provides for a base annual salary of $100,000. Under the agreement, Ms. Chicone is also eligible to receive annual bonuses based on targets approved by our board of directors.

In the event that Ms. Chicone’s employment with the Company is terminated without cause within twenty-four (24) months following a change of control or at any time apart from a change of control, Ms. Chicone will be entitled to receive severance compensation equal to a continuation of her salary for a period of twelve (12) months. Ms. Chicone will also be paid the maximum amount of her bonus for the fiscal year in which such involuntary termination occurs that could have been received had she satisfied all conditions necessary to earn such maximum amount of the bonus during the remainder of such fiscal year. In addition, Ms. Chicone is entitled to receive 100% Company-paid dental and life insurance coverage and reimbursement for all premium payments paid under COBRA for continuing health insurance coverage as provided to Ms. Chicone and her dependents immediately prior to such termination until the earlier of (i) twelve (12) months following such termination, or (ii) the date Ms. Chicone becomes covered under another employer’s dental, life or health insurance plan. In lieu of such reimbursements, Ms. Chicone may, at her sole election, receive a one-time cash payment equal to the total amount of such premium payments Ms. Chicone would be required to make for twelve (12) months following such termination. Ms. Chicone is also entitled to receive outplacement services for a period of up to six (6) months following such termination with a maximum obligation to the Company of $9,000 for such services. Ms. Chicone is not entitled to severance compensation in the event of a termination for cause or voluntary resignation. In the event of a termination due to death or disability, Ms. Chicone is entitled to receive only those severance or disability benefits as are established under the Company’s then existing severance and benefits plans and policies.

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

ITEM 11. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table sets forth certain information regarding beneficial ownership of our common stock and Series A preferred stock as of December 16, 2005, by (i) each person or entity who is known by us to own beneficially more than 5% of the outstanding shares of that class of our stock, (ii) each of our directors, (iii) each of the Named Executive Officers, and (iv) all directors and executive officers as a group.

The table is based on information provided to us or filed with the Securities and Exchange Commission (“SEC”) by our directors, executive officers and principal shareholders. Beneficial ownership is determined in accordance with the rules of the SEC, and includes voting and investment power with respect to shares. Shares of common stock and Series A preferred stock, as indicated in the table, issuable upon exercise of options or warrants that are currently exercisable or are exercisable within 60 days after December 16, 2005, are deemed outstanding for purposes of computing the percentage ownership of the person holding such options or warrants, but are not deemed outstanding for computing the percentage of any other shareholder. Unless otherwise indicated, the address for each shareholder listed in the following table is c/o Notify Technology Corporation, 1054 S. De Anza Blvd., Suite 105, San Jose, California 95129.

	Shares of Common Stock Beneficially Owned		Shares of Series A Preferred Stock Beneficially Owned (Underlying Preferred Units)		Shares of Common Stock Beneficially Owned (Assuming Preferred Stock Conversion)
Name and Address of Beneficial Owner	Number (1)	Percentage (1)	Number (2)	Percentage (2)	Number (3)	Percentage (3)
Entities and persons affiliated with Commonwealth Associates Group Holdings LLC (4)(5)(6) c/o Commonwealth Associates, L.P. 830 Third Avenue New York, NY 10022	3,677,490	24.7%	75,683	100.0%	4,434,320	28.3%
Entities and persons affiliated with RMC Capital, LLC (7) c/o RMC Capital, LLC 1640 Powers Ferry, Suite 125 Marietta, GA 30067	2,350,000	16.4	—	*	2,350,000	16.4
David A. Brewer (8)	1,215,634	8.7	—	*	1,215,634	8.7
Paul F. DePond (9)	1,428,170	9.4	—	*	1,428,170	9.4
Gordon Faulmann (10)	31,250	*	—	*	31,250	—
Gerald W. Rice (11)	420,620	2.9	—	*	420,620	2.9
Rhonda Chicone (12)	412,250	2.9	—	*	412,250	2.9
Andrew Plevin (13)	165,180	1.2	—	*	165,180	1.2
Harold S. Blue (14)	22,323	*	3,203	100.0	54,353	*
Inder Tallur (15)	8,929	*	1,281	100.0	21,739	*
David Kvederis	—	—	—	—	—	—
All directors and executive officers as a group (9 persons)	3,704,356	21.8	4,484	100.0	3,749,196	22.0

*	less than 1%

(1)	Applicable percentage of ownership is based on 13,968,995 shares of our common stock outstanding as of December 16, 2005, together with applicable options and warrants for such shareholder.
(2)	Applicable percentage of ownership is based on options to purchase 9.2685 units outstanding as of December 16, 2005, in which each unit consists of 10,000 shares of Series A preferred stock and a warrant to purchase 35,000 shares of common stock (a “Preferred Unit”).
(3)	Applicable percentage of ownership is based on 13,968,995 shares of our capital stock outstanding as of December 16, 2005, together with applicable options or warrants for such shareholder.
(4)	Includes shares beneficially owned by Commonwealth Associates Group Holdings, LLC (“CAGH”), Commonwealth Management, LLC (“Commonwealth Management”), Commonwealth Associates, L.P. (“Commonwealth”), ComVest Management, LLC (“ComVest Management”), ComVest Venture Partners, L.P. (“ComVest”), Michael Falk, Keith Rosenbloom and Inder Tallur. CAGH is the sole member of Commonwealth Management, which is the general partner of Commonwealth, and ComVest Management, which is the general partner of ComVest. Mr. Falk is the chairman and principal member of CAGH and a managing member of each of Commonwealth Management and ComVest Management. According to the Schedule 13D filed on July 29, 2004, by ComVest, ComVest Management, Commonwealth, Commonwealth Management, CAGH and Mr. Falk, Mr. Falk shares voting and dispositive power over the shares held by ComVest and Commonwealth. Mr. Rosenbloom is a manager of ComVest Management. Mr. Tallur is a member of CAGH and a director of Notify.
(5)	Common stock consists of (i) 2,800,000 shares held by ComVest, (ii) 608,151 shares issuable to ComVest upon exercise of outstanding common stock warrants, (iii) 90,650 shares issuable to ComVest upon exercise of warrants that are issuable upon exercise of an option to purchase 2.59 Preferred Units, (iv) 119,864 shares issuable to Commonwealth upon exercise of warrants that are issuable upon exercise of an option to purchase 3.424707 Preferred Units, (v) 38,684 shares issuable to Mr. Falk upon exercise of the warrants that are issuable upon exercise of an option to purchase 1.105267 Preferred Units, (vi) 11,212 shares issuable to Mr. Rosenbloom upon exercise of the warrants that are issuable upon exercise of an option to purchase 0.320367 Preferred Units, (vii) 4,485 shares issuable to Mr. Tallur upon exercise of the warrants that are issuable upon exercise of an option to purchase 0.128147 Preferred Units and (viii) 4,444 shares issuable to Mr. Tallur upon exercise of options. Common stock excludes 48,282 shares issuable to other employees of CAGH, or its affiliates, upon exercise of warrants that are issuable upon exercise of options to purchase an aggregate of 1.379645 Preferred Units. Commonwealth disclaims beneficial ownership of such shares.
(6)	Series A preferred stock consists of (i) 25,900 shares issuable to ComVest upon exercise of an option to purchase 2.59 Preferred Units, (ii) 34,247 shares issuable to Commonwealth upon exercise of an option to purchase 3.424707 Preferred Units, (iii) 11,052 shares issuable to Mr. Falk upon exercise of an option to purchase 1.105267 Preferred Units, (iv) 3,203 shares issuable to Mr. Rosenbloom upon exercise of an option to purchase 0.320367 Preferred Units, and (v) 1,281 shares issuable to Mr. Tallur upon exercise of an option to purchase 0.128147 Preferred Units. Series A preferred stock excludes 13,792 shares issuable to other employees of CAGH, or its affiliates, upon exercise of options to purchase an aggregate of 1.379645 Preferred Units. Commonwealth disclaims beneficial ownership of such shares. Percentage beneficial ownership for the Series A preferred stock is shown as 100% because no shares of Series A preferred stock are outstanding and under the SEC rules derivative securities held by a shareholder are only deemed outstanding for purposes of computing the percentage ownership of such shareholder.
(7)	Common stock includes 350,000 shares issuable upon exercise of warrants.
(8)	Includes 43,333 shares issuable upon exercise of options.
(9)	Includes 1,280,555 shares issuable upon exercise of options.
(10)	Includes 31,250 shares issuable upon exercise of options.
(11)	Includes 395,417 shares issuable upon exercise of options.
(12)	Includes 401,250 shares issuable upon exercise of options.
(13)	Includes 54,444 shares issuable upon exercise of options.

(14)	Common stock consists of (i) 11,212 shares issuable to Mr. Blue upon exercise of the warrants that are issuable upon exercise of an option to purchase 0.320367 Preferred Units and (ii) 11,111 shares issuable upon exercise of options. Series A preferred stock consists of 3,203 shares issuable to Mr. Blue upon exercise of an option to purchase 0.320367 Preferred Units. Percentage beneficial ownership for the Series A preferred stock is shown as 100% because no shares of Series A preferred stock are outstanding and under the SEC rules derivative securities held by a shareholder are only deemed outstanding for purposes of computing the percentage ownership of such shareholder.
(15)	Common stock consists of (i) 4,485 shares issuable to Mr. Tallur upon exercise of the warrants that are issuable upon exercise of an option to purchase 0.128147 Preferred Units and (ii) 4,444 shares issuable upon exercise of options. Series A preferred stock consists of 1,281 shares issuable to Mr. Tallur upon exercise of an option to purchase 0.128147 Preferred Units. Percentage beneficial ownership for the Series A preferred stock is shown as 100% because no shares of Series A preferred stock are outstanding following the redemption and under the SEC rules derivative securities held by a shareholder are only deemed outstanding for purposes of computing the percentage ownership of such shareholder.

Equity Compensation Plan Information

The following table sets forth information with respect to our 1997 Stock Plan as of September 30, 2005.

	(a)	(b)	(c)
	Number of Securities to be Issued upon Exercise of Outstanding Warrants, Warrants and Rights	Weighted-Average Exercise Price of Outstanding Options, Warrants and Rights	Number of Securities Remaining Available or Future Issuance under Equity Compensation Plans (Excluding Securities Reflected in Column (a))
Equity compensation plans approved by security holders	3,333,667	$1.173	140,995
Equity compensation plans not approved by security holders	N/A	N/A	N/A

Total	3,333,667	$1.173	140,995

ITEM 12. Certain Relationships and Related Transactions

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

ITEM 13. Exhibits.

(a) Exhibits

3.1.1	Amended and Restated Articles of Incorporation of Registrant as filed with the Secretary of State of California on September 2, 1997. (incorporated herein by reference to Exhibit (3.2) to the Registrant’s Registration Statement on Form SB-2, Reg. No. 333-23369, filed on March 14, 1997)

3.1.2	Certificate of Amendment to the Registrant’s Articles of Incorporation as filed with the Secretary of State of California on March 3, 1998. (incorporated herein by reference to Exhibit (3.1.1) to the Registrant’s Quarterly Report on Form 10-QSB for the quarterly period ended June 30, 2001, filed on August 14, 2001)

3.1.3	Certificate of Amendment to the Registrant’s Articles of Incorporation as filed with the Secretary of State of California on July 12, 2001. (incorporated herein by reference to Exhibit (3.1.2) to the Registrant’s Quarterly Report on Form 10-QSB for the quarterly period ended June 30, 2001, filed on August 14, 2001)

3.1.4	Certificate of Determination, Preferences and Rights of Series A Preferred Stock as filed with the Secretary of State of California on July 13, 2001. (incorporated herein by reference to Exhibit (3.1) to the Registrant’s Current Report on Form 8-K, filed on July 23, 2001)

3.2	Amended and Restated Bylaws of Registrant. (incorporated herein by reference to Exhibit (3.2) to the Registrant’s Quarterly Report on Form 10-QSB for the quarterly period ended June 30, 2001, filed on August 14, 2001)

4.2	Form of warrant issued to subscribers in connection with the Registrant’s July 2001 private placement. (incorporated herein by reference to Exhibit (4.1) to the Registrant’s Current Report on Form 8-K, filed on July 23, 2001)

4.3	Form of option issued to the placement agent in connection with the Registrant’s July 2001 private placement. (incorporated herein by reference to Exhibit (4.2) to the Registrant’s Current Report on Form 8-K, filed on July 23, 2001)

4.4	Form of warrant underlying the option issued to the placement agent in connection with the Registrant’s July 2001 private placement. (incorporated herein by reference to Exhibit (4.3) to the Registrant’s Current Report on Form 8-K, filed on July 23, 2001)

10.4	Form of Indemnification Agreement. (incorporated herein by reference to Exhibit (10.5) to the Registrant’s Registration Statement on Form SB-2, Reg. No. 333-23369, filed on March 14, 1997)

10.6	Registrant’s 1997 Stock Plan, as amended effective March 26, 2003, and form of stock option agreement. (incorporated by reference to Exhibit (4.1) to the Registrant’s Registration Statement on Form S-8 Reg. No 333-108868, filed on September 17, 2003)

10.7+	Nonexclusive Technology License Agreement between Registrant and Active Voice Corporation dated April 30, 1997. (incorporated herein by reference to Exhibit (10.10) to Amendment No. 2 to the Registrant’s Registration Statement on Form SB-2, Reg. No. 333-23369, filed on August 15, 1997)

10.12.1	Voice Mail Services Agreement, dated as of February 8, 2002, by and between the Registrant and AT&T Corp. (incorporated herein by reference to Exhibit (10.1) to the Registrant’s Quarterly Report on Form 10-QSB for the quarterly period ended March 30, 2002, filed on May 15, 2002)

10.12.2	First Amendment to the Voice Mail Services Agreement, dated as of February 8, 2003, by and between the Registrant and AT&T Corp. (incorporated herein by reference to Exhibit (10.1) to the Registrant’s Quarterly Report on Form 10-QSB for the quarterly period ended March 31, 2003, filed on May 14, 2003)

10.14	Lease, dated as of March 20, 2003 by and among Registrant, and Ching C. Poon and Jenny M. Poon. (incorporated herein by reference to Exhibit (10.15) to the Registrant’s Annual Report on Form 10-KSB for the fiscal year ended September 30, 2003, filed on December 29, 2003)

10.15	Lease, dated as of October 3, 2001 by and between Registrant and Colbur Tech, LLC. (incorporated herein by reference to Exhibit (10.16) to the Registrant’s Annual Report on Form 10-KSB for the fiscal year ended September 30, 2003, filed on December 29, 2003)

10.16	Amended and Restated Employment Agreement dated as of July 6, 2004 between Registrant and Paul DePond. (incorporated herein by reference to Exhibit (10.16) to the Registrant’s Quarterly Report on Form 10-QSB for the three-month period ended June 30, 2004, filed on August 12, 2004)

10.17	Amended and Restated Employment Agreement dated as of July 6, 2004 between Registrant and Gerald Rice. (incorporated herein by reference to Exhibit (10.17) to the Registrant’s Quarterly Report on Form 10-QSB for the three-month period ended June 30, 2004, filed on August 12, 2004)

10.18	Employment Agreement dated as of July 6, 2004 between Registrant and Rhonda Chicone-Shick. (incorporated herein by reference to Exhibit (10.18) to the Registrant’s Quarterly Report on Form 10-QSB for the three-month period ended June 30, 2004, filed on August 12, 2004)

10.19	Severance Agreement and Release dated September 30, 2004 between the Company and Gaylan I. Larson (incorporated herein by reference to Exhibit (10.19) to the Registrant’s Current Report on Form 8-K, filed on October 1, 2004)

10.20	Amendment No. 1 dated October 14, 2004, to Stock Option Agreement dated as of March 15, 2004 between the Company and Michael Ballard (incorporated herein by reference to Exhibit (10.20) to the Registrant’s Current Report on Form 8-K, filed on October 20, 2004)

10.21	Amendment No. 1 dated October 14, 2004, to Stock Option Agreement dated as of October 11, 2001 between the Company and Michael Ballard (incorporated herein by reference to Exhibit (10.21) to the Registrant’s Current Report on Form 8-K, filed on October 20, 2004)

10.22	Amendment No. 1 dated October 14, 2004, to Stock Option Agreement dated as of October 11, 2001 between the Company and Michael Ballard (incorporated herein by reference to Exhibit (10.22) to the Registrant’s Current Report on Form 8-K, filed on October 20, 2004)

10.23	Employment Agreement dated November 15, 2004 between the Company and Gordon S. Faulmann (incorporated herein by reference to Exhibit (10.19) to the Registrant’s Current Report on Form 8-K, filed on November 17, 2004)

10.24	Nonexclusive Technology License Agreement, dated as of November 24, 2003, by and between Registrant and NCR Corporation. (incorporated herein by reference to Exhibit (10.24) to the Registrant’s Annual Report on Form 10-KSB for the fiscal year ended September 30, 2004, filed on December 22, 2004)

14.1	Code of Ethics for Principal Executive and Senior Financial Officers (incorporated herein by reference to Exhibit (14.1) to the Registrant’s Annual Report on Form 10-KSB for the fiscal year ended September 30, 2003, filed on December 29, 2003)

23.1	Consent of L.L. Bradford & Company LLC, independent registered public accounting firm

23.2	Consent of Burr, Pilger & Mayer LLP, independent registered public accounting firm

24.1	Power of Attorney (see page 33).

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

+	Confidential treatment has been granted with respect to portions of these exhibits.

ITEM 14. Principal Accountant Fees and Services

Summary of Fees

The following table summarizes the approximate aggregate fees billed to us or expected to be billed to us by our independent auditors for our 2005 and 2004 fiscal years:

Type of Fees	Fiscal Year 2005		Fiscal Year 2004
Audit Fees	$75,385	(1)	$22,170	(1)
Audit-Related Fees	12,670	(2)	21,835	(3)
Tax Fees	17,067	(4)	17,680	(4)
All Other Fees	—		—

Total Fees	$105,122		$55,785

(1)	Includes audit fees billed to us by Burr, Pilger & Mayer LLP.
(2)	Includes $12,670 billed to us by Burr, Pilger & Mayer LLP for review of our Registration Statement on Form SB-2.
(3)	Includes $5,900 billed to us by Ernst & Young LLP and $15,935 billed to us by Burr, Pilger & Mayer LLP for review of our Registration Statement on Form SB-2 and preparation of our Registration Statement on Form S-8.
(4)	Includes fees for fiscal 2004 and fiscal 2003 income tax preparation billed to us by Burr, Pilger & Mayer LLP.

Pre-Approval of Independent Auditor Services and Fees

Our audit committee reviewed and pre-approved all audit and non-audit fees for services provided by Burr, Pilger & Mayer LLP and L.L. Bradford & Company, LLC and has determined that the provision of such services to us during fiscal 2005 is compatible with and did not impair Burr, Pilger & Mayer LLP’s or L.L. Bradford & Company, LLC’s independence. Burr, Pilger & Mayer LLP provided quarterly audit services while L.L. Bradford & Company, LLC was engaged to perform the 2005 fiscal year-end audit. It is the practice of the audit committee to consider and approve in advance all auditing and non-auditing services provided to us by our independent auditors in accordance with the applicable requirements of the Securities and Exchange Commission.

SIGNATURES

In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

NOTIFY TECHNOLOGY CORPORATION

Dated: December 23, 2005	By:	/S/ PAUL F. DEPOND
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

Signature	Title	Date

/S/ PAUL DEPOND Paul DePond	President, Chief Executive Officer and Chairman (Principal Executive Officer)	December 23, 2005

/S/ GERALD RICE Gerald Rice	Chief Financial Officer (Principal Financial and Accounting Officer)	December 23, 2005

/S/ DAVID BREWER David Brewer	Director	December 23, 2005

/S/ ANDREW PLEVIN Andrew Plevin	Director	December 20, 2005

/S/ HAROLD BLUE Harold Blue	Director	December 22, 2005

Inder Tallur	Director

/S/ DAVID KVEDERIS David Kvederis	Director	December 19, 2005

Notify Technology Corporation

Financial Statements

Years ended September 30, 2005 and 2004

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders

Notify Technology Corporation

We have audited the accompanying balance sheet of Notify Technology Corporation as of September 30, 2005, and the related statements of operations, shareholders’ deficit, and cash flows for the year then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Notify Technology Corporation at September 30, 2005, and the results of its operations and its cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States of America.

As discussed in Note 1 to the financial statements, the Company’s recurring losses from operations raise substantial doubt about its ability to continue as a going concern. Management’s plans as to these matters are also described in Note 1. The 2005 financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/    L.L. BRADFORD & COMPANY, LLC

Las Vegas, Nevada

November 18, 2005

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders

Notify Technology Corporation

We have audited the accompanying statements of operations, shareholders’ equity (deficit) and cash flows of Notify Technology Corporation for the year ended September 30, 2004. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects and the results of operations and cash flows of Notify Technology Corporation for the year ended September 30, 2004, in conformity with accounting principles generally accepted in the United States of America.

As discussed in Note 1 to the financial statements, the Company’s recurring losses from operations raise substantial doubt about its ability to continue as a going concern. Management’s plans as to these matters are also described in Note 1. The 2004 financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/    BURR, PILGER & MAYER LLP

Palo Alto, California

November 3, 2004

Notify Technology Corporation

Balance Sheet

September 30, 2005

Assets
Current assets:
Cash and cash equivalents	$424,228
Accounts receivable, net of allowance for doubtful accounts of $20,000	472,942
Other current assets	58,751

Total current assets	955,921

Property and equipment, net	144,418

Total assets	$1,100,339

Liabilities and Shareholders’ Deficit
Current liabilities:
Current portion of capital lease obligations	$22,609
Accounts payable	47,650
Accrued payroll and related liabilities	328,535
Deferred revenue	1,287,866
Customer advances	30,039
Other accrued liabilities	139,484

Total current liabilities	1,856,183

Long term portion of capital lease obligations	23,044

Total liabilities	1,879,227

Commitments and contingencies (Note 7)

Shareholders’ deficit:
Preferred stock, $0.001 par value, 5,000,000 shares authorized
Common stock, $0.001 par value, 30,000,000 shares authorized, 13,968,995 shares issued and outstanding at September 30, 2005	13,969
Additional paid-in capital	22,840,830
Accumulated deficit	(23,633,687)

Total shareholders’ deficit	(778,888)

Total liabilities and shareholders’ deficit	$1,100,339

The accompanying notes are an integral part of these financial statements.

Notify Technology Corporation

Statements of Operations

	Years Ended September 30,
	2005	2004
Revenues:
Product revenue	$3,527,343	$1,605,107
Service revenue	1,491,121	1,768,017
Royalty revenue	—	154,975

Total revenue	5,018,464	3,528,099

Cost of revenues:
Product cost	1,216,865	471,485
Service cost	66,926	215,216

Total cost of revenues	1,283,791	686,701

Gross profit	3,734,673	2,841,398

Operating costs and expenses:
Research and development	1,040,197	1,034,221
Sales and marketing	1,702,454	957,493
General and administrative	1,552,351	1,495,208

Total operating costs and expenses	4,295,002	3,486,922

Loss from operations	(560,329)	(645,524)

Other (income) expense, net	(2,877)	10,384

Net loss	$(557,452)	$(655,908)

Basic and diluted net loss per share	$(0.04)	$(0.10)

Weighted-average shares used in computing net loss per share	13,933,461	6,388,908

The accompanying notes are an integral part of these financial statements.

Notify Technology Corporation

Statements of Shareholders’ Equity (Deficit)

	Convertible Redeemable Preferred Stock		Common Stock		Additional Paid-In Capital	Notes Receivable from Shareholders	Accumulated Deficit	Total Shareholders’ Equity(Deficit)
	Shares	Amount	Shares	Amount
Balance at September 30, 2003	461,000	$993,742	5,833,678	$5,834	$21,816,474	$—	$(22,420,327)	$395,723
Expiration of escrow shares			(1,239,683)	(1,240)	1,240			—
Conversion of preferred stock to common stock	(461,000)	(993,742)	9,220,000	9,220	984,522			—
Net loss and comprehensive net loss							(655,908)	(655,908)

Balance at September 30, 2004	—	—	13,813,995	13,814	22,802,236	—	(23,076,235)	(260,185)
Exercise of Employee Options			155,000	155	38,594			38,749
Net loss and comprehensive net loss							(557,452)	(557,452)

Balance at September 30, 2005	—	$—	13,968,995	$13,969	$22,840,830	$—	$(23,633,687)	(778,888)

The accompanying notes are an integral part of these financial statements.

Notify Technology Corporation

Statements of Cash Flows

	Years Ended September 30,
	2005	2004
Operating activities
Net loss	$(557,452)	$(655,908)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	106,413	114,151
(Gain) loss from sale of fixed assets	(5,943)	6,079
Forgiveness of shareholder loan	—	—
Changes in operating assets and liabilities:
Accounts receivable, net	12,482	43,502
Inventories	—	—
Other current assets	(2,152)	44,808
Accounts payable	(16,362)	(44,936)
Accrued liabilities	(324,283)	102,511
Deferred revenue	206,691	643,038

Net cash provided by (used in) operating activities	(580,606)	253,245

Investing activities
Expenditures for property and equipment	(43,991)	(46,453)
Decrease in restricted cash	—	436,000
Proceeds from sale of fixed assets	7,200	3,000

Net cash provided by (used in) investing activities	(36,791)	392,547

Financing activities
Net proceeds from (payments on) short term loans	—	(162,750)
Proceeds from exercise of warrants	38,750
Payments on capital leases	(23,246)	(13,726)

Net cash provided by (used in) financing activities	15,504	(176,476)

Net increase in cash and cash equivalents	(601,893)	469,316
Cash and cash equivalents at beginning of year	1,026,121	556,805

Cash and cash equivalents at end of year	$424,228	$1,026,121

Supplemental disclosure of non-cash transactions:
Conversion of preferred stock to common stock	$—	$993,742
Equipment purchased under capital lease	$37,705	$—
Supplemental disclosure of cash flow information:
Cash paid for interest	$3,318	$4,655
Cash paid for income taxes	$1,100	$1,900

The accompanying notes are an integral part of these financial statements.

Notify Technology Corporation

Notes to Financial Statements

September 30, 2005

1. Business and Basis of Presentation

Notify Technology Corporation (the Company or Notify), incorporated in California in 1994, is a software developer of enterprise mobility solutions for wireless and wireline handheld devices supporting a variety of email platforms including Novell GroupWise, Microsoft Exchange, and various IMAP4 solutions.

The Company has incurred net losses since inception and may incur net losses and negative cash flow from operations for at least the next two or three years. The Company incurred losses of $557,452 and $655,908 for the years ended September 30, 2005 and 2004, respectively. The Company has an accumulated deficit of $23.6 million as of September 30, 2005. During fiscal 2005, the Company financed its operations through the sale of its products and existing cash balances. These conditions raise substantial doubt about the Company’s ability to continue as a going concern.

The Company is currently replacing its wireline products with wireless software products and researching and developing new products and enhancements to its existing NotifyLink product family. To date, the NotifyLink product line has not provided sufficient revenue to completely replace the wireline product revenue. If the Company’s wireline revenues decline, it needs to improve the sales of NotifyLink to compensate. The success of the Company’s business operations will depend upon a significant favorable market acceptance for its new wireless software products and its ability to obtain further financing. If the Company is unable to achieve profitable operations from its new software wireless products or obtain further financing, then its business may fail.

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

Notify Technology Corporation

Notes to Financial Statements—(Continued)

Inventories

Inventories are stated at the lower of cost or market on a first-in, first-out basis. The Company provides inventory allowances based on excess and obsolete inventories determined primarily by future demand forecasts. At September 30, 2005, the carrying value of the inventory was zero.

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

Long-Lived Assets

The Company monitors the recoverability of long-lived assets based on estimated use factors such as future asset utilization, business climate and future undiscounted cash flows expected to result from the use of the related assets or realized upon sale. The Company’s policy is to write down assets to its net recoverable amount, which is determined based on either discounted future net cash flows or appraised values, in the period when it is determined that the carrying amount of the asset is not likely to be recoverable.

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

Advertising Costs

Advertising costs are expensed as incurred. Advertising costs were $10,590 for the year ended September 30, 2005 and $1,120 for the year ended September 30, 2004.

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

The Company performs ongoing credit evaluations and generally requires no collateral. The Company maintains reserves for credit losses, and such losses have been within management’s expectations. As of September 30, 2005, one customer accounted for 31% of accounts receivable and 100% of the customer advances. Revenue from one customer accounted for 57% and 62% of total revenues for fiscal years ended September 30, 2005 and 2004, respectively.

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

The following table illustrates the effect on net loss and net loss per share if the Company had applied the fair value recognition provisions of SFAS 123 and SFAS 148 to stock-based employee compensation:

	Fiscal Years
	2005	2004
Net loss, as reported	$(557,452)	$(655,908)
Add: Stock-based employee compensation expense included in reported net loss, net of related tax effects	—	—
Deduct: Total stock-based employee compensation determined under fair value based method for all awards, net of related tax effects	(140,259)	(492,988)

Pro forma net loss	(697,711)	$(1,148,896)

Net loss per share—Basic and diluted:
As reported	$(0.04)	$(0.10)

Pro forma	$(0.05)	$(0.18)

The fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model with the following weighted average assumptions:

	2005	2004
Expected dividend yield	0.00%	0.00%
Risk-free interest rate	3.47%	2.91%
Expected volatility	132%	133%
Expected life (in years):	3	4
Fair value at grant date	$0.215	$0.189

The Company recognized no compensation expense in fiscal 2005 or in fiscal 2004 related to the grant of options to non-employees.

Net Loss Per Share

Net loss per common share is computed by dividing net loss available to common stockholders by the weighted average number of shares outstanding during the period.

Options to purchase 3,333,667 and 3,390,924 shares of common stock and warrants to purchase 1,871,651 and 1,871,651 shares of common stock were outstanding at September 30, 2005 and 2004, respectively, but were not included in the computation of diluted net loss per share as the effect would be antidilutive.

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

3. Property and Equipment

Property and equipment consist of the following:

September 30, 2005
Furniture and office equipment	$618,833
Software	49,962
Leasehold improvements	2,246

671,041
Less accumulated depreciation and amortization	(526,623)

$144,418

Property and equipment includes $89,232 of office equipment under capital lease with accumulated amortization of $40,275 at September 30, 2005.

Depreciation and amortization expense was $106,413 and $114,150 for the years ended September 30, 2005 and 2004, respectively.

4. Short-term Borrowings

In September 2002, the Company entered into a purchase order assignment agreement with a financial institution that allowed for the assignment of purchase orders up to $750,000. This agreement was terminated in May 2004.

Notify Technology Corporation

Notes to Financial Statements—(Continued)

5. Capital Lease Obligations

During the year ended September 30, 2003, the Company entered into three capital lease agreements for office equipment totaling $51,528, with principal and interest (6.0%) payments due monthly. During the year ended September 30, 2005, the Company entered into one capital Lease for office equipment totaling $37,705 with principal and interest (6.0%) due monthly.

Future minimum lease payments under the lease are as follows:

For the year ending September 30,
2006	$24,951
2007	19,151
2008	5,074

Total minimum lease payments	49,176
Less: amount representing interest	(3,523)

Present value of net minimum lease payments	45,653
Less: current portion	(22,609)

$23,044

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

Notify Technology Corporation

Notes to Financial Statements—(Continued)

Product Warranty

The Company warrants its products for a specific period of time, generally twelve months, against material defects. The Company provides for the estimated future costs of warranty obligations in cost of sales when the related revenue is recognized. The accrued warranty costs represents the best estimate at the time of sale of the total costs that the Company expects to incur to repair or replace product parts, which fail while still under warranty. The amount of accrued estimated warranty costs are primarily based on historical experience as to product failures as well as current information on repair costs. On a quarterly basis, the Company reviews the accrued balances and updates the historical warranty cost trends. The Company ceased shipping product in 2004 and had no product under warranty as of September 30, 2005. The following table reflects the change in the Company’s warranty accrual during fiscal year 2005:

Warranty accrual, beginning of year	$4,724
Charged to cost of sales	(4,353)
Actual warranty expenditures	(371)

Warranty accrual, end of year	$—

7. Commitments and Contingencies

The Company currently occupies two facilities under operating leases. The San Jose, California facility lease expires in March 2006 and the Canfield, Ohio facility lease expires in October 2006.

Future minimum lease payments are approximately as follows:

Year ending September 30,
2006	$57,195

$57,195

Facility rent expense totaled approximately $177,000 and $168,000 for the years ended September 30, 2005 and 2004, respectively.

In November 2003, NCR Corporation and Notify Technology Corporation entered into a non-exclusive license agreement that allows the Company to offer certain product features on its Enterprise Mobility Solution that are covered by a patent held by NCR. This agreement requires that a royalty payment be made to NCR based on the revenue from any NotifyLink product that is sold that uses the technology covered by the patent. Payments under this agreement were $49,839 during the fiscal year 2005. Payments under this agreement in fiscal 2004 were not significant.

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

In connection with the offering of Series A preferred stock, the Company issued options to purchase 9.2685 units at a price per unit of $100,000 to the placement agent. Each unit consists of 10,000 shares of Series A preferred stock convertible into an aggregate of 100,000 shares of common stock with a warrant to purchase 35,000 shares of common stock. The option to purchase units expires in July 2008. The warrant is exercisable at any time through July 2008 at a price of $1.00 per common stock. The preferred stock was valued at $1.45 per share while the warrants were valued at $1.38 per share. At September 30, 2005, all of these options were outstanding.

Additionally the Company also issued a seven year warrant to purchase 118,151 shares of common stock at an exercise price of $1.00 per share to an investment fund in connection with the investment funds commitment to purchase Series A preferred stock for the amount of the difference between $5 million and the aggregate amount of money invested by all other investors in the financing.

During fiscal 2003, 5,000 shares of Series A preferred stock were converted to 50,000 shares of common stock.

Common Stock

The following table summarizes shares of common stock reserved for future issuance by the Company:

September 30, 2005
1997 Stock Option Plan	3,333,667
Warrant agreements	1,871,651

5,205,318

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

At September 30, 2005, the Company had the following warrants outstanding:

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

1997 Stock Option Plan

In January 1997, the Company adopted the 1997 Stock Plan (the Plan), which provides for the granting of stock options to employees, officers, consultants, and directors of the Company. Stock options are granted at fair market value on the date of grant with terms of up to ten years. Under the Plan, a total of 3,474,662 shares of the Company’s common stock are reserved for issuance. Under the terms of these option grants, the options commence vesting upon the first anniversary of the date of employment and continue to vest ratably over the remainder of the four-year vesting period. Certain grants of options to employees after the initial grant of options to employees vest over three years. Certain grants to members of the Company’s Board of Directors in compensation for their services vest over their current term of office of one year. The following table summarizes stock option activity:

	Shares Available for Grant	Options Outstanding
		Number of Shares	Weighted- Average Price
Balance at September 30, 2003	345,211	3,284,451	$1.453
Authorized	—	—
Granted	(165,000)	165,000	$0.230
Cancelled	58,527	(58,527)	$1.379

Balance at September 30, 2004	238,738	3,390,924	$1.396
Granted	(475,000)	475,000	$0.260
Cancelled	377,257	(377,257)	$2.465
Exercised	—	(155,000)	$2.198

Balance at September 30, 2005	140,995	3,333,667	$1.181

Notify Technology Corporation

Notes to Financial Statements—(Continued)

The following table summarizes outstanding and exercisable options at September 30, 2005:

	Options Outstanding			Options Exercisable
Exercise Prices	Number of Options Outstanding	Weighted- Average Remaining Life in Years	Weighted- Average Exercise Prices	Number of Options Exercisable	Weighted- Average Exercise Prices
$0.220 – $0.260	1,600,000	8.24	$0.251	881,007	$0.250
$0.320 – $0.490	514,667	6.04	$0.333	504,378	$0.331
$0.800 – $0.906	13,000	3.59	$0.882	13,000	$0.882
$1.600 – $2.375	903,000	5.70	$1.603	903,000	$1.603
$2.750 – $3.875	126,000	4.92	$3.241	126,000	$3.241
$6.125 – $7.656	32,000	4.03	$6.805	32,000	$6.805
$8.813	145,000	4.40	$8.813	145,000	$8.813

	3,333,667	6.86	$1.181	2,604,385	$1.440

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

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company’s deferred tax assets for federal and state income taxes are as follows:

Year Ended September 30, 2005
Deferred tax assets:
Net operating loss carryforwards	$6,500,000
Research credit carryforwards	350,000
Other temporary differences	188,000

Total deferred tax assets	7,038,000
Valuation allowance	(7,038,000)

Net deferred tax assets	$—

Notify Technology Corporation

Notes to Financial Statements—(Continued)

Realization of deferred tax assets is dependent on future earnings, if any, the timing and amount of which are uncertain. Accordingly, a valuation allowance in an amount equal to the net deferred tax asset has been established to reflect these uncertainties.

As of September 30, 2005, the Company had net operating loss carryforwards of approximately $19,000,000 and $4,500,000 for Federal and California tax purposes, which will expire in the years 2014 through 2025. As of September 30, 2005, the Company also had research and development tax credit carryforwards for federal and California tax purposes of approximately $350,000 and $260,000, respectively. The credits will expire in the years 2015 through 2025, if not utilized. Utilization of the net operating losses and tax credit carryforwards may be subject to a substantial annual limitation due to the ownership change limitations provided by the Internal Revenue Code of 1986, as amended, and similar state provisions. The annual limitation may result in the expiration of net operating losses and tax credit carryforwards before full utilization.

10. Industry Segment, Customer, and Geographic Information

The Company has one operating segment by which management evaluates performance. The Company sells its products primarily within the United States and Canada to business customers and to a long distance carrier.

All of the Company’s long-lived assets are located in the United States.

EXHIBIT INDEX

3.1.1	Amended and Restated Articles of Incorporation of Registrant as filed with the Secretary of State of California on September 2, 1997. (incorporated herein by reference to Exhibit (3.2) to the Registrant’s Registration Statement on Form SB-2, Reg. No. 333-23369, filed on March 14, 1997)

3.1.2	Certificate of Amendment to the Registrant’s Articles of Incorporation as filed with the Secretary of State of California on March 3, 1998. (incorporated herein by reference to Exhibit (3.1.1) to the Registrant’s Quarterly Report on Form 10-QSB for the quarterly period ended June 30, 2001, filed on August 14, 2001)

3.1.3	Certificate of Amendment to the Registrant’s Articles of Incorporation as filed with the Secretary of State of California on July 12, 2001. (incorporated herein by reference to Exhibit (3.1.2) to the Registrant’s Quarterly Report on Form 10-QSB for the quarterly period ended June 30, 2001, filed on August 14, 2001)

3.1.4	Certificate of Determination, Preferences and Rights of Series A Preferred Stock as filed with the Secretary of State of California on July 13, 2001. (incorporated herein by reference to Exhibit (3.1) to the Registrant’s Current Report on Form 8-K, filed on July 23, 2001)

3.2	Amended and Restated Bylaws of Registrant. (incorporated herein by reference to Exhibit (3.2) to the Registrant’s Quarterly Report on Form 10-QSB for the quarterly period ended June 30, 2001, filed on August 14, 2001)

4.2	Form of warrant issued to subscribers in connection with the Registrant’s July 2001 private placement. (incorporated herein by reference to Exhibit (4.1) to the Registrant’s Current Report on Form 8-K, filed on July 23, 2001)

4.3	Form of option issued to the placement agent in connection with the Registrant’s July 2001 private placement. (incorporated herein by reference to Exhibit (4.2) to the Registrant’s Current Report on Form 8-K, filed on July 23, 2001)

4.4	Form of warrant underlying the option issued to the placement agent in connection with the Registrant’s July 2001 private placement. (incorporated herein by reference to Exhibit (4.3) to the Registrant’s Current Report on Form 8-K, filed on July 23, 2001)

10.4	Form of Indemnification Agreement. (incorporated herein by reference to Exhibit (10.5) to the Registrant’s Registration Statement on Form SB-2, Reg. No. 333-23369, filed on March 14, 1997)

10.6	Registrant’s 1997 Stock Plan, as amended effective March 26, 2003, and form of stock option agreement. (incorporated by reference to Exhibit (4.1) to the Registrant’s Registration Statement on Form S-8 Reg. No. 333-108868, filed on September 17, 2003)

10.7+	Nonexclusive Technology License Agreement between Registrant and Active Voice Corporation dated April 30, 1997. (incorporated herein by reference to Exhibit (10.10) to Amendment No. 2 to the Registrant’s Registration Statement on Form SB-2, Reg. No. 333-23369, filed on August 15, 1997)

10.12.1	Voice Mail Services Agreement, dated as of February 8, 2002, by and between the Registrant and AT&T Corp. (incorporated by reference to Exhibit (10.1) to the Registrant’s Quarterly Report on Form 10-QSB for the quarterly period ended March 30, 2002, filed on May 15, 2002)

10.12.2	First Amendment to the Voice Mail Services Agreement, dated as of February 8, 2003, by and between the Registrant and AT&T Corp. (incorporated herein by reference to Exhibit (10.1) to the Registrant’s Quarterly Report on Form 10-QSB for the quarterly period ended March 31, 2003, filed on May 14, 2003)

10.14	Lease, dated as of March 20, 2003 by and among Registrant, and Ching C. Poon and Jenny M. Poon. (incorporated herein by reference to Exhibit (10.15) to the Registrant’s Annual Report on Form 10-KSB for the fiscal year ended September 30, 2003, filed on December 29, 2003)

10.15	Lease, dated as of October 3, 2001 by and between Registrant and Colbur Tech, LLC. (incorporated herein by reference to Exhibit (10.16) to the Registrant’s Annual Report on Form 10-KSB for the fiscal year ended September 30, 2003, filed on December 29, 2003)

10.16	Amended and Restated Employment Agreement dated as of July 6, 2004 between Registrant and Paul DePond. (incorporated herein by reference to Exhibit (10.16) to the Registrant’s Quarterly Report on Form 10-QSB for the three-month period ended June 30, 2004, filed on August 12, 2004)

10.17	Amended and Restated Employment Agreement dated as of July 6, 2004 between Registrant and Gerald Rice. (incorporated herein by reference to Exhibit (10.17) to the Registrant’s Quarterly Report on Form 10-QSB for the three-month period ended June 30, 2004, filed on August 12, 2004)

10.18	Employment Agreement dated as of July 6, 2004 between Registrant and Rhonda Chicone-Shick. (incorporated herein by reference to Exhibit (10.18) to the Registrant’s Quarterly Report on Form 10-QSB for the three-month period ended June 30, 2004, filed on August 12, 2004)

10.19	Severance Agreement and Release dated September 30, 2004 between the Company and Gaylan I. Larson (incorporated herein by reference to Exhibit (10.19) to the Registrant’s Current Report on Form 8-K, filed on October 1, 2004)

10.20	Amendment No. 1 dated October 14, 2004, to Stock Option Agreement dated as of March 15, 2004 between the Company and Michael Ballard (incorporated herein by reference to Exhibit (10.20) to the Registrant’s Current Report on Form 8-K, filed on October 20, 2004)

10.21	Amendment No. 1 dated October 14, 2004, to Stock Option Agreement dated as of October 11, 2001 between the Company and Michael Ballard (incorporated herein by reference to Exhibit (10.21) to the Registrant’s Current Report on Form 8-K, filed on October 20, 2004)

10.22	Amendment No. 1 dated October 14, 2004, to Stock Option Agreement dated as of October 11, 2001 between the Company and Michael Ballard (incorporated herein by reference to Exhibit (10.22) to the Registrant’s Current Report on Form 8-K, filed on October 20, 2004)

10.23	Employment Agreement dated November 15, 2004 between the Company and Gordon S. Faulmann (incorporated herein by reference to Exhibit (10.19) to the Registrant’s Current Report on Form 8-K, filed on November 17, 2004)

10.24	Nonexclusive Technology License Agreement, dated as of November 24, 2003, by and between Registrant and NCR Corporation. (incorporated herein by reference to Exhibit (10.24) to the Registrant’s Annual Report on Form 10-KSB for the fiscal year ended September 30, 2004, filed on December 22, 2004)

14.1	Code of Ethics for Principal Executive and Senior Financial Officers (incorporated herein by reference to Exhibit (14.1) to the Registrant’s Annual Report on Form 10-KSB for the fiscal year ended September 30, 2003, filed on December 29, 2003)

23.1	Consent of L.L. Bradford & Company LLC, independent registered public accounting firm

23.2	Consent of Burr, Pilger & Mayer LLP, independent registered public accounting firm

24.1	Power of Attorney (see page 33).

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

+	Confidential treatment has been granted with respect to portions of these exhibits.