Form 10QSB
period 2005-12-31
NOTIFY TECHNOLOGY CORP
filed 2006-02-14
CIK 1031980

U. S. Securities and Exchange Commission

Washington, D.C. 20549

FORM 10-QSB

(Mark One)

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the three month period ended December 31, 2005

or

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

(408) 777-7920

(Issuer’s telephone number)

Check whether the Registrant (1) has filed all reports required to be filed by Section 13 of 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

As of December 31, 2005 there were 13,968,995 shares of Common Stock outstanding.

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.):    Yes  ☐    No  ☒

Transitional Small Business Disclosure Format

Yes  ☐    No  ☒

PART I. FINANCIAL INFORMATION (unaudited)

Item 1. Financial Statements

NOTIFY TECHNOLOGY CORPORATION

CONDENSED BALANCE SHEETS

	December 31, 2005	September 30, 2005
	(unaudited)	(1)
Assets
Current assets:
Cash and cash equivalents	$371,221	$424,228
Accounts receivable, net	592,611	472,942
Other current assets	51,730	58,751

Total current assets	1,015,562	955,921

Property and equipment, net	126,878	144,418

Total assets	$1,142,440	$1,100,339

Liabilities and shareholders’ deficit
Current liabilities:
Current portion of capital lease obligations	$20,415	$22,609
Accounts payable	41,640	47,650
Accrued payroll and related liabilities	266,320	328,535
Deferred revenue	1,328,680	1,287,866
Customer advances	—	30,039
Other accrued liabilities	129,798	139,484

Total current liabilities	1,786,853	1,856,183
Long term portion of capital lease obligations	18,458	23,044

Total liabilities	1,805,311	1,879,227

Shareholders’ deficit:
Common stock	13,969	13,969
Additional paid-in capital	22,840,830	22,840,830
Accumulated deficit	(23,517,670)	(23,633,687)

Total shareholders’ deficit	(662,871)	(778,888)

Total liabilities and shareholders’ deficit	$1,142,440	$1,100,339

(1)	The information in this column was derived from our audited financial statements for the year ended September 30, 2005

See accompanying notes to unaudited condensed financial statements

NOTIFY TECHNOLOGY CORPORATION

CONDENSED UNAUDITED STATEMENTS OF OPERATIONS

	Three-Month Periods Ended December 31,
	2005	2004
Revenue:
Product revenue	$1,286,105	$486,970
Service revenue	234,852	398,936

Total revenue	1,520,957	885,906

Cost of revenue:
Product cost	454,665	19,349
Service cost	8,098	12,631
Royalty payments	17,245	—

Total cost of revenue	480,008	31,980

Gross profit	1,040,949	853,926

Operating expenses:
Research and development	234,378	246,692
Sales and marketing	380,192	406,519
General and administrative	311,278	373,224

Total operating expenses	925,848	1,026,435

Income (loss) from operations	115,101	(172,509)

Other income (expense), net	916	2,352

Net income (loss)	$116,017	$(170,157)

Basic net income (loss) per share	$0.01	$(0.01)

Diluted net income (loss) per share	$0.01	$(0.01)

Basic weighted average shares outstanding	13,968,995	13,828,017

Diluted weighted average shares outstanding	19,173,058	13,828,017

See accompanying notes to unaudited condensed financial statements

NOTIFY TECHNOLOGY CORPORATION

CONDENSED STATEMENTS OF CASH FLOWS

	Three-Month Periods Ended December 31,
	2005	2004
	(Unaudited)
Cash flows used in operating activities:
Net income (loss)	$116,017	$(170,157)
Adjustments to reconcile net income (loss) to cash provided by (used in) operating activities:
Depreciation and amortization	21,852	28,284
(Gain) loss from the sale of property and equipment	(1,600)	1,257
Changes in operating assets and activities:
Accounts receivable	(119,669)	(38,200)
Other current assets	7,020	(122)
Accounts payable	(6,010)	(39,232)
Deferred revenue	40,813	99,880
Other accrued liabilities	(101,938)	(167,357)

Net cash (used in) provided by operating activities	(43,515)	(285,647)

Cash flows used in investing activities:
Purchase of property and equipment	(4,312)	(17,136)
Proceeds from the sale of fixed assets	1,600	—

Net cash (used in) provided by investing activities	(2,712)	(17,136)

Cash flows provided by (used in) financing activities:
Payments on short term borrowings	—	—
Proceeds from exercise of options	—	38,750
Payments on capital lease	(6,780)	(3,561)

Net cash provided by (used in) financing activities	(6,780)	35,189

Net (decrease) increase in cash and cash equivalents	(53,007)	(267,594)
Cash and cash equivalents at beginning of period	424,228	1,026,121

Cash and cash equivalents at end of period	$371,221	$758,527

See accompanying notes to unaudited condensed financial statements

NOTIFY TECHNOLOGY CORPORATION

NOTES TO THE CONDENSED FINANCIAL STATEMENTS (Unaudited)

1. BASIS OF PRESENTATION

The accompanying unaudited condensed financial statements of Notify Technology Corporation (referred to as “the Company”, “we”, “us” and “our” unless the context otherwise requires) have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and the instructions of Regulation S-B Item 310(b) and Article 10 of Regulation S-X. The condensed financial statements included herein are unaudited but include all adjustments (consisting only of normal recurring adjustments), which we consider necessary for a fair presentation of the financial position at such date and the operating results and cash flows for those periods. Although we believe that the disclosures in these condensed financial statements are adequate to make the information presented not misleading, certain information normally included in financial statements and related footnotes prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission (SEC). The accompanying condensed financial statements should be read in conjunction with the financial statements and notes thereto included in our Annual Report on Form 10-KSB for the year ended September 30, 2005.

Results for any interim period are not necessarily indicative of results for any other interim period or for the entire year.

2. GOING CONCERN

We are currently replacing our wireline products with our wireless software products and researching and developing new products and enhancements to our existing NotifyLink product family. Due to our present financial condition there is substantial doubt as to our ability to continue as a going concern. To date, our NotifyLink product line has not generated sufficient revenue to replace the declining revenues from our wireline products. The success of our business operations will depend upon a significant favorable market acceptance for our new wireless software products and our ability to obtain further financing. It is not possible for us to predict with assurance the outcome of these matters. If we are unable to achieve profitable operations from our new software wireless products or obtain further financing, then our business will fail. We cannot predict whether we will be able to obtain additional financing when or as needed. Any potential financing could take the form of debt or equity and could include terms that are unfavorable to us and its/or our existing stockholders. Any equity financing transaction would be expected to dilute the equity and voting interests of our existing stockholders.

3. LIQUIDITY AND CAPITAL RESOURCES

During fiscal 2005 and the three month period ended December 31, 2005, we financed our operations through a combination of gross margin from sales of product and services and existing cash balances. Our ability to fund our recurring losses from operations depends upon success of our NotifyLink wireless e-mail notification and wireless e-mail notification market solutions and the continuation of the current Visual Got Mail Solution program, and/or raising other sources of financing. We improved the sales of our NotifyLink wireless products to $610,020 in the three month period ended December 31, 2005 from $486,247 in the three month period ended December 31, 2004. We continue to generate significant revenue from the service portion of our Visual Got Mail Solution although that revenue stream has an uncertain future as the customer has terminated its marketing efforts for the product that our service supports. Consequently, we consider the Visual Got Mail Solution a declining product. In the event our revenues were interrupted, we do not believe that our existing cash balances are sufficient to fund our operations beyond June 30, 2006 and we would have to secure additional financing. If we were unable to achieve NotifyLink revenue improvements or secure financing, we would have to restructure our business in order to reduce costs.

In the event we require additional capital, we cannot predict whether we will be able to obtain financing on commercially reasonable terms, if at all. Any future financings may take the form of debt or equity securities or a combination of debt and equity, including convertible notes or warrants. In the event we

NOTIFY TECHNOLOGY CORPORATION

NOTES TO THE CONDENSED FINANCIAL STATEMENTS (Unaudited)

are required to obtain additional financing, we cannot predict whether we could successfully conclude a financing with any new investors. Minimally, we expect that any additional financing could result in a substantial dilution of the equity and voting interests of our current shareholders.

4. NET INCOME (LOSS) PER SHARE

The net income per share for the three month period ended December 31, 2006 was a gain of $ 0.01 compared to a loss of $ 0.01 for the same period in the prior year. Options to purchase 3,323,250 and 3,398,667 shares of common stock and warrants to purchase 1,871,651 and 1,871,651 shares of common stock were outstanding at December 31, 2005 and 2004, respectively. The outstanding options and warrants were included in the computation of diluted net income per share for the three month period ended December 31, 2005 but not included in the computation of diluted net loss per share for the three month period ended December 31, 2004 as the effect would be anti-dilutive.

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

	Three Months Ended December 31
	2005	2004
Net income (loss) as reported	$116,017	$(170,157)
Add: Stock-based employee compensation expense included in reported net loss, net of related tax effects	—	—
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(27,094)	(36,317)

Pro forma net income (loss)	$88,923	$(206,474)

	2005	2004
Basic earnings per share:
As reported	$0.01	$(0.01)
Pro forma	$0.01	$(0.01)

Diluted earnings per share:
As reported	$0.01	$(0.01)
Pro forma	$0.00	$(0.01)

6. PRODUCT WARRANTY

The Company warrants its products for a specific period of time, generally twelve months, against material defects. The Company provides for the estimated future costs of warranty obligations in cost of sales when the related revenue is recognized. The accrued warranty cost represents the best estimate at the time of sale of the total costs that the Company expects to incur to repair or replace product parts, which fail while still under warranty. The amount of accrued estimated warranty costs are primarily based on historical experience as to product failures as well as current information on repair costs. On a quarterly basis, the Company reviews the accrued balances and updates the historical warranty cost trends. The Company ceased shipping product in 2004 and had no product under warranty during the three month period ended December 31, 2005.

NOTIFY TECHNOLOGY CORPORATION

NOTES TO THE CONDENSED FINANCIAL STATEMENTS (Unaudited)

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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

FORWARD LOOKING STATEMENTS

This Quarterly Report on Form 10-QSB contains forward-looking statements, within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, which involve risks and uncertainties. Forward-looking statements generally include words such as “may,” “will,” “plans,” “seeks,” “expects,” “anticipates,” “outlook,” “intends,” “believes” and words of similar import as well as the negative of those terms. In addition, any statements that refer to expectations, projections or other characterizations of future events or circumstances, including any underlying assumptions, are forward-looking statements. All forward-looking statements included in this Quarterly Report on Form 10-QSB, including, but not limited to, statements regarding the future growth of our wireless product line; statements regarding future revenues from our products; statements regarding our ability to receive referrals from our channel partners; statements regarding our future success; statements regarding future costs; statements regarding future research and development efforts; statements regarding competition in the market for wireless products; statements regarding future patent applications; statements regarding future financial results; statements regarding future plans to extend our product line; statements regarding the sufficiency of our existing cash balances to fund our operations; and statements regarding the effect of future financings on our existing shareholders are based on current expectations and are subject to important factors that could cause actual results to differ materially from those projected in the forward-looking statements. Such important factors include, but are not limited to, those discussed below under “Risk Factors” and elsewhere in this Quarterly Report and in other documents we file with the U.S. Securities and Exchange Commission. When reading the sections titled “Results of Operations” and “Financial Condition,” you should also read our unaudited condensed financial statements and related notes included elsewhere herein, our Annual Report on Form 10-KSB for the year ended September 30, 2005, and the section below entitled “Risk Factors.” We disclaim any obligation to update any forward-looking statements as a result of developments occurring after the date of this Quarterly Report.

RESULTS OF OPERATIONS

Three-Month Periods Ended December 31, 2005 and 2004

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

Revenue for the three month period ended December 31, 2005 increased to $1,520,957 from $885,906 for the three month period ended December 31, 2004 due to the recording of deferred revenue associated with Customer Premise Equipment (“CPE”). Most of the increase in revenue resulted from a one-time recognition of $675,387 of deferred revenue triggered by our customer’s decision to destroy inventory held by us thereby eliminating the delivery obligation that had previously barred revenue recognition. Our wireless product line revenue improved to $610,020 from $486,247 for the three-month periods ended December 31, 2005 and 2004, respectively. The service portion of the Visual Got Mail solution was $234,852 in the three month period ended December 31, 2005 compared to $366,300 in the comparable period of fiscal 2005. We expect the service revenue to decline in future periods as the installed base declines.

Despite the significant revenue activity of our wireline products in the three month period ended December 31, 2005, our NotifyLink product line remains our primary focus and is an email and Personal Information Management (PIM) system designed for business users. We are a leading provider of secure real time wireless synchronization of email, calendar, contacts and tasks, supporting any Blackberry, Palm and

NOTIFY TECHNOLOGY CORPORATION

Windows Mobile Wireless device on all major cellular voice and data networks worldwide. The NotifyLink solution provides users with bi-directional mobile “automatic” synchronization of emails sent to end users’ email mailbox and all emails originated, forwarded and replied to from the mobile device will be synchronized with the user’s desktop. The transmitted information keeps personal calendars continually up to date at both the server level and the mobile device level.

Our Visual Got Mail Solution allows competitive providers of local telephone service to offer voice mail, including message notification, to local telephone customers without relying on a stutter dial tone or FSK signaling provided by the incumbent telephone company. The Visual Got Mail Solution consists of a hardware product, based on our Call Manager product, which provides a visual indication that a telephone customer has received a voice message and a subscription service, operated by us, which links the hardware product to the competitive provider’s voice mail platform. It was the hardware portion of the product that generated $675,387 in revenue in the three month period ended December 31, 2005. We also receive from our customer a monthly fee for each active voice mail user for providing the subscription service. In June 2004, our customer made a decision to cease marketing the product that our services support and the installed base of customers is slowly declining. A contract for continuation of the service until March 2006 has been signed between Notify and our customer but that contract contains a 30-day written cancellation clause. As such, we consider the Visual Got Mail Solution a declining product so we anticipate that we will continue to experience substantial variances in quarterly revenue.

We sell our products primarily in the United States directly to business users, resellers and one long distance telephone carrier. The NotifyLink and Visual Got Mail Solution revenue accounted for 40% and 60%, respectively, of total revenue in the three-month period ended December 31, 2005 and 55% and 41%, respectively, of total revenues in the three-month period ended December 31, 2004. 60% of our revenue is concentrated in one customer with the remaining revenue spread out among many different customers during the three month period ended December 31, 2005.

Cost of Revenue

Cost of revenue consists primarily of the cost to operate our hosting services and to manufacture our products. Cost of revenue increased to $480,008 in the three-month period ended December 31, 2005 from $31,980 for the three-month period ended December 31, 2004. The increase in cost of revenue is due to product mix where the three-month period ended December 31, 2004 contained manufacturing costs for CPE sales while the cost of revenue for the three-month period ended December 31, 2005 had no CPE component.

Our gross margin decreased to 68.4% in the three month period ended December 31, 2005 compared to a gross margin of 96.4% in the three-month period ended December 31, 2004. The decrease occurred because the three month period ended December 31, 2005 contained the one-time event of low margin CPE sales whereas the same period of the prior year contained none.

Our gross margin can generally be affected by a number of factors, including product mix, product demand, pricing pressures, warranty costs, and timing. Considering these factors, our gross margin has and will continue to fluctuate significantly and there can be no assurance that we will maintain our gross margins at the current levels.

Research and development

Research and development expenses consist primarily of personnel costs and support expenses. Research and development expenses decreased to $234,378 for the three-month period ended December 31, 2005 from $246,692 for the three-month period ended December 31, 2004. This decrease reflects a consistent investment level in our Ohio staff that designs and develops our wireless products. The focus of our development continues to be in the NotifyLink product area. We have maintained our spending in this area and expect to continue investing in this area of research and development as resources allow. There can be no assurance that the market will continue to accept our wireless products.

NOTIFY TECHNOLOGY CORPORATION

Sales and marketing

Sales and marketing expense consists primarily of personnel, travel costs and sales commissions related to our sales effort of the NotifyLink product line. Sales and marketing costs decreased to $380,192 for the three month period ended December 31, 2005 from $406,519 for the three month period ended December 31, 2004. We continue to use an internal sales force and a customer support staff to facilitate the NotifyLink sales process. Sale of the NotifyLink product involves a trial process requiring assistance to prospective customers installing our software. We also make efficient use of marketing programs to establish name recognition and reach out to our target markets. In contrast, the Visual Got Mail Solution sales are completely supported at the executive staff level.

We anticipate that sales and marketing expenses will increase in future quarters as we hire additional sales and customer support personnel and attempt to expand our existing and create new distribution channels.

General and administrative

General and administrative expense consists of general management and finance personnel costs, insurance expense, occupancy costs, professional fees and other general corporate expenses. General and administrative expenses decreased to $311,278 for the three-month period ended December 31, 2005 from $373,224 for the three-month period ended December 31, 2004. The decrease is due to cost containment measures in compensation, legal and audit services.

We expect that general and administrative expense may increase in future quarters as the requirements of being a public company conforming to the Sarbanes-Oxley Act unfold.

LIQUIDITY AND CAPITAL RESOURCES

During fiscal 2005, we financed our operations through a combination of gross margin from sales of product and services and existing cash balances. Our ability to fund our recurring losses from operations depends upon success of our NotifyLink wireless e-mail notification and wireless e-mail notification market solutions and the continuation of the current Visual Got Mail Solution program, and/or raising other sources of financing. We improved the sales of our NotifyLink wireless products to $610,020 in the three month periods ended December 31, 2005, from $486,247 in the three periods ended December 31, 2004. We continue to generate significant revenue from the service portion of our Visual Got Mail Solution although that revenue stream has an uncertain future as the customer has terminated its marketing efforts for the product that our service supports. Consequently, we consider the Visual Got Mail Solution a declining product. In the event our revenues were interrupted, we do not believe that our existing cash balances are sufficient to fund our operations beyond June 30, 2006 and we would have to increase the sales of our NotifyLink products or secure additional financing. If we were unable to achieve NotifyLink revenue improvements or secure financing, we would have to restructure our business in order to reduce costs.

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

At December 31, 2005, we had cash and cash equivalents of $371,221. Over the last three years, we have financed our operations primarily through sales of equity and debt securities and bank lines of credit. The net cash used in operating activities equaled $43,515 in the three month period ended December 31, 2005 versus net cash used by operating activities of $285,647 in the three month period ended December 31, 2004. The cash used in operations was a combination of a net income of $116,017, an increase in accounts relievable of $119,669 due to stronger sales and the pay down of a customer advance of $30,039. The net cash provided in the three month period ended December 31, 2005 was largely attributable to an increase in deferred revenue. We anticipate that we will have negative cash flow from operating activities in future quarters and years.

NOTIFY TECHNOLOGY CORPORATION

Net cash used in investing activities was an outflow of $2,712 and $17,136 for the three month periods ended December 31, 2005 and 2004, respectively. The net cash outflow was due to capital purchases of $4,312 and $17,136 in the three month-periods ended December 31, 2005 and 2004, respectively partially offset by sales of property and equipment of $1,600 in the three month period ended December 31, 2005.

Net cash provided by financing activities was an outflow of $6,780 and an inflow of $35,189 for the three-month periods ended December 31, 2005 and 2004, respectively. The net cash outflow for the three month period ended December 31, 2005 was due to payments on capital leases and the inflow for the three month period ended December 31, 2004 was proceeds received from the exercise of options partially offset by payments on capital leases.

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

A significant portion of our revenue is derived from the sale of a single solution to a single customer and that customer is changing their business commitment to the market in which our product is sold

For the three month period ended December 31, 2005, 60% of our revenue came from the sale of our Visual Got Mail Solution CPE and service to a single competitive provider of local phone services. In July 2004, the customer changed its business position in the market in which our product is sold and terminated its outbound marketing efforts. Although our customer continues to purchase our service product from us, the installed base upon which our service is based has changed from a growth status to a declining status. If, for whatever reason, this customer is not able to, or chooses not to, sell or support its voice mail service, or the contractual rate we charge per user is renegotiated down, our revenue, operating profit and financial condition would be materially adversely affected. In such an event, we would have no alternative distribution channel for our Visual Got Mail Solution and our revenue, operating results and financial condition would be materially adversely affected.

Our customer has recently merged with another company. We cannot predict what effect this merger will have on our business or financial results or the willingness of our customer to continue our contracts relating to the Visual Got Mail Solution product.

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

We have a history of losses, and there is no assurance of future profitability

We commenced operations in August 1994 and through January 1996 were engaged primarily in research and development. We introduced the Visual Got Mail Solution in fiscal 2001 and made a subsequent decision in fiscal 2003 to refocus our strategy on developing and selling software applications for the 2way wireless data market. Accordingly, our business has changed substantially in recent years, making it difficult to make period-to-period comparisons of our operations, and we face all of the risks and uncertainties encountered by early-stage companies. For the fiscal years ended September 30, 2005, 2004, 2003 and 2002, we incurred net losses of $557,452, $655,908, $1,100,475 and $1,741,752, respectively. We incurred net income of $116,017 for the fiscal quarter ended December 31, 2005 and as of December 31, 2005, we had an accumulated deficit of $23,517,670 and a working capital deficit of $771,291. We anticipate having negative cash flow from operating activities in future quarters and years. We also expect to incur further operating losses in future quarters and years until such time, if ever, as there is a substantial increase in orders for our products and product sales generating sufficient revenue to fund our continuing operations. There can be no assurance that sales of our products will ever generate significant revenue, that we will ever generate positive cash flow from our operations or that we will attain or thereafter sustain profitability in any future period.

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

We may be unable to generate the capital necessary to support our planned level of research and development activities or to manufacture and market our products

At December 31, 2005, we had an accumulated deficit of $23,517,670 and incurred net income of $116,017 for the three month period ended December 31, 2005. We also had a working capital deficit at that date of $771,291. Our recently developed NotifyLink products will need to attain favorable market acceptance in order for us to be able to continue our research and development activities and to fund operating expenses at current levels. Regardless, because our NotifyLink wireless product line has not provided sufficient contributions to our revenues to date to operate profitably without the contribution of our Visual Got Mail Solution service revenue, the success of our business operations will depend upon a significant favorable market acceptance for our new wireless software products and our ability to obtain further financing. Obtaining additional financing will be subject to a number of factors including market conditions, investor acceptance of our business plan, and investor sentiment. These factors may make the timing, amount, terms and conditions of additional financing unattractive or unavailable to us. If we are unable to raise additional financing, we will have to significantly reduce our spending, delay or cancel planned activities or substantially change our current corporate structure. In such an event, we intend to implement expense reduction plans in a timely manner. However, these actions would have material adverse effects on our business, results of operations, and prospects, resulting in a possible failure of our business.

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

We have stopped production and development of our Visual Got Mail Solution product and all products in the field are out of warranty so we have no exposure from unknown defects.

We face significant competition

We believe the market for our wireless products is highly competitive and that competition is likely to intensify. In the market for wireless email notification and management software, we compete with

NOTIFY TECHNOLOGY CORPORATION

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

NOTIFY TECHNOLOGY CORPORATION

On May 17, 2001, Research In Motion Limited, the maker of the Blackberry® hand-held computer, announced that it had been issued a patent on its Blackberry single mailbox integration. Generally, the patent relates to Research In Motion’s proprietary system and method of redirecting information between a host computer system and a mobile communications device while maintaining a common electronic address between the host system and the mobile device. Research In Motion also announced that it had filed a complaint against Glenayre Technologies, Inc. for, among other items, patent and trademark infringement. Our intellectual property counsel has reviewed the patent and issued an opinion to us opining that version 4.0 of our Desktop software does not infringe on Research In Motion’s patent. Nevertheless, no assurances can be given that Research In Motion will not bring an action against us for a patent infringement or similar claim, or if any such claim is brought, the eventual results thereof. We may be involved from time to time in litigation to determine the enforceability, scope and validity of any of our proprietary rights or of third parties asserting infringement claims against us. These claims could result in substantial cost to us and could divert our management and technical personnel away from their normal responsibilities.

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

PART II. OTHER INFORMATION

Item 5. Other Information

In accordance with Section 10A(i)(2) of the Securities Exchange Act of 1934, as added by Section 202 of the Sarbanes-Oxley Act of 2002, we are required to disclose the non-audit services approved by our audit committee to be performed by L.L. Bradford & Company, LLC (“Bradford”), our external auditors. Non-audit services are defined as services other than those provided in connection with an audit or a review of the financial statements of a company. Our audit committee has approved the engagement of Bradford for non-audit services in fiscal 2006, including tax related services.

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

NOTIFY TECHNOLOGY CORPORATION

Dated: February 14, 2006

/s/ Gerald W. Rice
Chief Financial Officer
(Principal Financial and Accounting Officer)