Form 10QSB
period 2006-03-31
NOTIFY TECHNOLOGY CORP
filed 2006-05-15
CIK 1031980

U. S. Securities and Exchange Commission

Washington, D.C. 20549

FORM 10-QSB

(Mark One)

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly periods ended March 31, 2006

or

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

(408) 777-7920

(Issuer’s telephone number)

Check whether the issuer (1) filed all reports required to be filed by Section 13 of 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.)    Yes  ☐    No  ☒

As of March 31, 2006 there were 13,968,995 shares of Common Stock outstanding.

Transitional Small Business Disclosure Format    Yes  ☐    No  ☒

PART I. FINANCIAL INFORMATION (unaudited)

Item 1. Financial Statements

NOTIFY TECHNOLOGY CORPORATION

CONDENSED BALANCE SHEETS

	March 31, 2006	September 30, 2005
	(unaudited)	(1)
Assets
Current assets:
Cash and cash equivalents	$490,076	$424,228
Accounts receivable, net	617,797	472,942
Other current assets	58,481	58,751

Total current assets	1,166,354	955,921

Property and equipment, net	112,243	144,418

Total assets	$1,278,297	$1,100,339

Liabilities and shareholders’ deficit
Current liabilities:
Current portion of capital lease obligations	$18,192	$22,609
Accounts payable	49,252	47,650
Accrued payroll and related liabilities	314,044	328,535
Deferred revenue	1,554,635	1,287,866
Customer advances	—	30,039
Other accrued liabilities	122,382	139,484
Warrant liability	145,252	—

Total current liabilities	2,203,757	1,856,183
Long term portion of capital lease obligations	13,792	23,044

Total liabilities	2,217,549	1,879,227

Shareholders’ deficit:
Common stock	13,969	13,969
Additional paid-in capital	22,840,830	22,840,830
Accumulated deficit	(23,793,751)	(23,633,687)

Total shareholders’ deficit	(938,952)	(778,888)

Total liabilities and shareholders’ deficit	$1,278,597	$1,100,339

(1)	The information in this column was derived from our audited financial statements for the year ended September 30, 2005

See accompanying notes to unaudited condensed financial statements

NOTIFY TECHNOLOGY CORPORATION

CONDENSED UNAUDITED STATEMENTS OF OPERATIONS

	Three-Month Periods Ended March 31,		Six-Month Periods Ended March 31,
	2006	2005	2006	2005
Revenue:
Product revenue	$675,783	$1,976,168	$1,961,890	$2,463,138
Service revenue	211,023	452,233	445,874	851,169

Total revenue	886,806	2,428,401	2,407,764	3,314,307

Cost of Revenue:
Product cost	2,731	1,233,977	457,396	1,253,326
Service cost	7,277	11,306	15,375	23,937
Royalty payments	18,653	—	35,898	—

Total cost of sales	28,661	1,245,283	508,669	1,277,263

Gross profit	858,145	1,183,118	1,899,095	2,037,044

Operating expenses:
Research and development	228,068	266,328	462,446	513,020
Sales and marketing	438,093	428,588	818,286	835,107
General and administrative	324,786	400,156	636,065	773,380

Total operating expenses	990,947	1,095,072	1,916,797	2,121,507

Income (loss) from operations	(132,802)	88,046	(17,702)	(84,463)

Other income (expense), net	1,974	1,003	2,890	(1,349)
Loss on fair value of warrants	(145,252)	—	(145,252)	—

Net income (loss)	$(276,080)	$87,043	$(160,064)	$(83,114)

Basic net income (loss) per share	$(0.02)	$0.01	$(0.01)	$(0.01)
Diluted net income (loss) per share	$(0.02)	$0.00	$(0.01)	$(0.01)

Basic weighted average shares outstanding	13,968,995	13,968,995	13,968,995	13,821,787
Diluted weighted average shares outstanding	13,968,995	19,224,313	13,968,995	13,821,787

See accompanying notes to unaudited condensed financial statements

NOTIFY TECHNOLOGY CORPORATION

CONDENSED STATEMENTS OF CASH FLOWS

	Six-Month Periods Ended March 31,
	2006	2005
	(Unaudited)
Cash flows used in operating activities:
Net loss	$(160,064)	$(83,114)
Adjustments to reconcile net loss to cash provided by (used in) operating activities:
Depreciation and amortization	38,705	56,118
Fair value of warrant liability	145,252	—
(Gain) loss from the sale of property and equipment	(1,114)	(2,753)
Changes in operating assets and activities:
Accounts receivable	(144,855)	(62,005)
Other current assets	270	3,562
Accounts payable	1,602	(10,633)
Deferred revenue	266,769	38,579
Other accrued liabilities	(61,632)	(235,793)

Net cash provided by (used in) operating activities	84,934	(296,029)

Cash flows used in investing activities:
Purchase of property and equipment	(7,016)	(26,745)
Proceeds from the sale of fixed assets	1,600	4,000

Net cash used in investing activities	(5,416)	(22,745)

Cash flows provided by (used in) financing activities:
Payments on short term borrowings	—	—
Proceeds from exercise of options	—	38,750
Payments on capital lease	(13,669)	(10,016)

Net cash provided by (used in) financing activities	(13,669)	28,734

Net (decrease) increase in cash and cash equivalents	65,848	(290,040)
Cash and cash equivalents at beginning of period	424,228	1,026,121

Cash and cash equivalents at end of period	$490,076	$736,081

Non-cash investing activities:
Property and equipment acquired through capital lease	$—	$37,704

See accompanying notes to unaudited condensed financial statements

NOTIFY TECHNOLOGY CORPORATION

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

2. GOING CONCERN

For some time, we have operated our business with limited available cash and our cash position is highly reliant on continuing operations. As a result, there is substantial doubt as to our ability to continue as a going concern. Although our primary product focus and the majority of our revenue are derived from our wireless software products, we still receive limited but declining revenue from our legacy wireline products. Historically, the combined operating revenue, supplemented by our cash balances, has been sufficient to sustain our operations since July 2001 when we obtained our last funding from financing. Our intent is to increase our NotifyLink revenue sufficiently to replace the declining revenue from our wireline products and fund all operations from our NotifyLink revenue. It is not possible for us to predict with assurance when, or if, we will achieve this goal or whether we will have sufficient available cash to fund initiatives to increase NotifyLink revenue.

Our plans to improve our current situation involve the expansion of our product offering into niche markets. We believe that these niche markets are not adequately addressed by market competitors at the present time. We also intend to capitalize on our ability to offer a single middleware solution for those companies deploying a variety of manufacturers’ devices on a single email system. We have reduced our operating costs from prior periods and expect to continue emphasizing efficient operations. The success of our business operations will depend upon a significant favorable market acceptance for our new wireless software products. We continue to evaluate our opportunities to obtain further financing but it is not a critical element in our plans. It is not possible for us to predict with assurance the outcome of these matters. If we are unable to achieve profitable operations from our software wireless products, or obtain further financing if we consider it necessary, then our business will fail.

We cannot predict whether we will be able to obtain additional financing if it is needed. Any potential financing could take the form of debt or equity and could include terms that are unfavorable to us and/or our existing stockholders. Any equity financing transaction would be expected to dilute the equity and voting interests of our existing stockholders.

3. LIQUIDITY AND CAPITAL RESOURCES

During fiscal 2005 and the six-month period ended March 31, 2006, we funded our operations through a combination of our gross profit earned from revenue and existing cash balances. Our ability to fund our recurring losses from operations depends upon success of our NotifyLink wireless e-mail notification market solutions along with the continuation of the Visual Got Mail Solution program. We continue to evaluate our opportunities to obtain further financing but it is not a critical element in our plans.

NOTIFY TECHNOLOGY CORPORATION

A significant characteristic of our business is the sale of our products customarily in the form of annual contracts paid for upon signing but the revenue amortized over the twelve month service period. As our installed base grows, this practice increases the deferred revenue liability on the balance sheet as we add new contracts faster than old contracts expire. The major cost of operations is comprised of (1) the engineering design of our product offered for sale and (2) the physical sale of a contract that requires both direct sales effort and customer service hours to facilitate a trial period of our software prior to purchase. The change in the NotifyLink deferred revenue to $1,554,635 as of March 31, 2006 from $859,798 as of March 31, 2005 indicates the improvement in the product revenue. Deferred revenue also represents the obligation to service the contracts underlying the revenue. However, the cash flow required to service the contracts is significantly less than the revenue recognized each month.

We also continue to generate significant revenue from the service portion of our Visual Got Mail Solution although that revenue stream has an uncertain future as our sole customer for this solution has terminated its marketing efforts for the product that our service supports. Consequently, we consider the Visual Got Mail Solution a declining product.

Our continued operations depend on the cash flow from both the NotifyLink and Visual Got Mail Solution service product sales. In the event our revenue is interrupted, we would have to reduce our operations to service our exiting contract obligations unless we secured additional financing. If we were unable to achieve NotifyLink revenue improvements or secure financing, we would have to restructure our business to reduce costs.

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

4. NET INCOME (LOSS) PER SHARE

The net income per share for the three month period ended March 31, 2006 was a loss of $0.02 compared to a gain of $0.01 for the same period in the prior year. Options to purchase 3,280,667 and 3,383,667 shares of common stock and warrants to purchase 1,871,651 and 1,871,651 shares of common stock were outstanding at March 31, 2006 and 2005, respectively. The outstanding options and warrants were not included in the computation of diluted net loss per share for the three month period ended March 31, 2006 as the effect would be anti-dilutive but were included in the computation of diluted net income per share for the three month period ended March 31, 2005.

5. FINANCING ACTIVITIES

In accordance with The Emerging Issues Task Force (EITF) Issue No. 00-19, “Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in a Company’s Stock,” the terms of our warrants for Common shares issued in connection with our Series A Preferred offering issued on July 20, 2001, qualify for treatment as a liability on our balance sheet at their fair value.

The terms contained within the Warrant Agreement that qualify these warrants under EITF 00-19 is the penalty clause that grant the warrant holders a 5% issuance of additional warrants for each month the Company is late in filing reports required by the SEC. Since the terms in the Warrant Agreement do not limit the number of times the penalty clause can be triggered, and because the EITF has declared that the Company is not in control of when its filings are effective, EITF 00-19 guidelines require that the fair market value of the warrants be recognized as a liability on the Company’s balance sheet.

The fair value of the warrants was estimated as of March 31, 2006 using the Black-Scholes option-pricing model with the following assumptions: no dividends, risk-free (10-year Treasury yield) interest rate of 4.76%; the remaining contractual life of 2.31 years and volatility of 166.00%. The fair value was estimated to be $145,252 on the closing day of the second fiscal quarter of 2006. This change in value reflects the increase in market price of the Company’s stock in the three month period ended March 31, 2006. Consequently, the fair value of the warrants was recorded as “Loss on fair value of warrants” in the Company’s statement of operations, and included in “Warranty liability” on the Company’s balance sheet.

NOTIFY TECHNOLOGY CORPORATION

6. ACCOUNTING FOR STOCK BASED COMPENSATION

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

	Three Months Ended March 31		Six Months Ended March 31, 2006
	2006	2005	2006	2005
Net income (loss) as reported	$(276,079)	$87,043	$(160,064)	$(83,114)
Add: Stock-based employee compensation expense included in reported net loss, net of related tax effects	—	—	—	—
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(24,602)	(38,956)	(51,696)	(75,273)

Pro forma net income (loss)	$(300,681)	$48,087	$(211,760)	(158,387)

	2006	2005	2006	2005
Basic earnings per share:
As reported	$(0.02)	$0.01	$(0.01)	$(0.10)
Pro forma	$(0.02)	$0.00	$(0.01)	$(0.16)

Diluted earnings per share:
As reported	—	$0.01	—	—
Pro forma	—	$0.00	—	—

7. PRODUCT WARRANTY

The Company warrants its products for a specific period of time, generally twelve months, against material defects. The Company provides for the estimated future costs of warranty obligations in cost of sales when the related revenue is recognized. The accrued warranty cost represents the best estimate at the time of sale of the total costs that the Company expects to incur to repair or replace product parts, which fail while still under warranty. The amount of accrued estimated warranty costs are primarily based on historical experience as to product failures as well as current information on repair costs. On a quarterly basis, the Company reviews the accrued balances and updates the historical warranty cost trends. The Company ceased shipping product in 2004 and had no product under warranty during the three month or six month periods ended March 31, 2006.

NOTIFY TECHNOLOGY CORPORATION

8. RECENT ACCOUNTING PRONOUNCEMENTS

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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

FORWARD LOOKING STATEMENTS

This Quarterly Report on Form 10-QSB contains forward-looking statements, within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, which involve risks and uncertainties. Forward-looking statements generally include words such as “may,” “will,” “plans,” “seeks,” “expects,” “anticipates,” “outlook,” “intends,” “believes” and words of similar import as well as the negative of those terms. In addition, any statements that refer to expectations, projections or other characterizations of future events or circumstances, including any underlying assumptions, are forward-looking statements. All forward-looking statements included in this Quarterly Report on Form 10-QSB, including, but not limited to, statements regarding the future growth of our wireless product line; statements regarding future revenue from our products; statements regarding our future success; statements regarding future costs; statements regarding future research and development efforts; statements regarding competition in the market for wireless products; statements regarding future patent applications; statements regarding future financial results; statements regarding future plans to extend our product line; statements regarding the sufficiency of our existing cash balances to fund our operations; and statements regarding the effect of future financings on our existing shareholders are based on current expectations and are subject to important factors that could cause actual results to differ materially from those projected in the forward-looking statements. Such important factors include, but are not limited to, those discussed below under “Risk Factors” and elsewhere in this Quarterly Report and in other documents we file with the U.S. Securities and Exchange Commission. When reading the sections titled “Results of Operations” and “Financial Condition,” you should also read our unaudited condensed financial statements and related notes included elsewhere herein, our Annual Report on Form 10-KSB for the fiscal year ended September 30, 2005, and the section below entitled “Risk Factors.” We disclaim any obligation to update any forward-looking statements as a result of developments occurring after the date of this Quarterly Report.

RESULTS OF OPERATIONS

Three-Month Periods Ended March 31, 2006 and 2005

Revenue

Revenue consists of net revenue from the sale of NotifyLink software licenses, software installation fees, the sale of third party software products and net revenue from services related to our Visual Got Mail Solution. Software revenue is recognized on a straight-line basis over the term of each contract. Installation revenue is recognized upon completion of trial activity and finalizing the software agreement. Third party software revenue is recognized upon delivery. We recognize Visual Got Mail Solution service revenue in the month the service is provided.

NOTIFY TECHNOLOGY CORPORATION

Revenue for the three month period ended March 31, 2006 decreased to $886,806 from $2,428,401 for the three month period ended March 31, 2005 because the three month period ended March 31, 2005 contained revenue associated with Customer Premise Equipment (“CPE”) that we no longer sell. Our wireless product line revenue improved to $670,789 from $519,362 for the three-month periods ended March 31, 2006 and 2005, respectively. The service portion of the Visual Got Mail solution, which is a declining product, was $211,023 in the three month period ended March 31, 2006 compared to $452,233 in the comparable period of fiscal 2005. This decline was expected and we expect the service revenue to continue to decline in future periods as the installed base declines.

Our NotifyLink product line remains our primary focus and is an email and Personal Information Management (PIM) system designed for business users. We are a provider of secure real time wireless synchronization of email, calendar, contacts and tasks, supporting any Blackberry, Palm and Windows Mobile Wireless device on all major cellular voice and data networks worldwide. The NotifyLink solution provides users with bi-directional mobile “automatic” synchronization of emails sent to end users’ email mailbox and all emails originated, forwarded and replied to from the mobile device will be synchronized with the user’s desktop. The transmitted information keeps personal calendars continually up to date at both the server level and the mobile device level.

The Visual Got Mail Solution service consists of a subscription service, operated by us, which links CPE hardware product to our customer’s voice mail platform. We receive a monthly subscription service fee for each active voice mail user on our customer’s service. In June 2004, our sole customer for this solution made a decision to cease marketing the product that our services support and the installed base of customers is slowly declining. A contract for the service contains a 30-day written cancellation clause so we consider the Visual Got Mail Solution a declining product with an uncertain life.

We sell our products primarily in the United States directly to business users, resellers and one long distance telephone carrier. The NotifyLink and Visual Got Mail Solution revenue accounted for 76% and 24%, respectively, of total revenue in the three-month period ended March 31, 2006 and 21% and 77%, respectively, of total revenue in the three-month period ended March 31, 2005. 24% of our total revenue is concentrated in one customer with the remaining revenue spread out among many different customers during the three month period ended March 31, 2006.

Cost of Revenue

Cost of revenue consists primarily of the cost to operate our hosting services, royalty costs on our NotifyLink sales and to manufacture our products. Cost of revenue decreased to $28,661 in the three-month period ended March 31, 2006 from $1,245,283 for the three-month period ended March 31, 2005. The decrease in the cost of revenue is due to product mix where the three-month period ended March 31, 2005 contained manufacturing costs for CPE sales while the cost of revenue for the three-month period ended March 31, 2006 had no CPE component.

Our gross margin increased to 96.8% in the three month period ended March 31, 2006 compared to a gross margin of 48.7% in the three-month period ended March 31, 2005. The increase occurred because the three month period ended March 31, 2005 contained the one-time event of low margin CPE sales whereas the same period of the current year contained none.

Our gross margin has historically been affected by a number of factors, including product mix, product demand, pricing pressures, warranty costs, and timing. The most significant fluctuations have been associated with our legacy CPE product sales but we have ceased manufacturing and selling CPE. We are still subject to product demand, product mix and pricing pressures as our sales transition to software and service products but expect to avoid the more significant changes that have been historically caused by hardware versus software and service sales. Considering the factors we are still subject to, our gross margin can and will continue to fluctuate and there can be no assurance that we will maintain our gross margins at the current levels.

NOTIFY TECHNOLOGY CORPORATION

Research and development

Research and development expenses consist primarily of personnel costs and support expenses. Research and development expenses decreased to $228,068 for the three-month period ended March 31, 2006 from $266,328 for the three-month period ended March 31, 2005. This decrease reflects a conservative approach in the investment level in our Ohio staff that designs and develops our wireless products. Although conservative, we have maintained our spending in this area and expect to continue investing in this area of research and development as resources allow. There can be no assurance that the market will continue to accept our wireless products.

Sales and marketing

Sales and marketing expense consists primarily of personnel, travel costs and sales commissions related to our sales effort of the NotifyLink product line. Sales and marketing costs decreased to $438,093 for the three month period ended March 31, 2006 from $428,588 for the three month period ended March 31, 2005. We continue to use an internal sales force and a customer support staff to facilitate the NotifyLink sales process and sales expense is directly influenced by commissions as we steadily have improved NotifyLink revenue. Sale of the NotifyLink product involves a trial process requiring assistance to prospective customers installing our software. We also make efficient use of marketing programs to establish name recognition and reach out to our target markets. In contrast, the Visual Got Mail Solution sales are completely supported at the executive staff level.

We anticipate that sales and marketing expenses will increase in future quarters as we hire additional sales and customer support personnel and attempt to expand our existing and create new distribution channels.

General and administrative

General and administrative expense consists of general management and finance personnel costs, insurance expense, occupancy costs, professional fees and other general corporate expenses. General and administrative expenses decreased to $324,786 for the three-month period ended March 31, 2006 from $400,156 for the three-month period ended March 31, 2005. The decrease is due to cost containment measures in compensation, legal and audit services.

We expect that general and administrative expense may increase in future quarters as we become subject to more of the requirements mandated by Sarbanes-Oxley Act.

Six-Month Periods Ended March 31, 2006 and 2005

Revenue

Revenue for the six month period ended March 31, 2006 decreased to $2,407,764 from $3,314,307 for the six month period ended March 31, 2005 because the combined Visual Got Mail Solution CPE and Service revenue decreased to $1,096,107 in the six month period ended March 31, 2006 from $2,235,529 for the six month period ended March 31, 2005 as a result of our discontinuation of such product and decline in such service. Our wireless product line revenue improved to $1,280,809 from $1,096,107 for the six-month periods ended March 31, 2006 and 2005, respectively.

The NotifyLink and Visual Got Mail Solution revenue accounted for 53% and 47%, respectively, of total revenue in the six-month period ended March 31, 2006 and 33% and 67%, respectively, of total revenue in the six-month period ended March 31, 2005. 47% of our revenue is concentrated in one customer with the remaining revenue spread out among many different customers during the six-month period ended March 31, 2006.

Cost of Revenue

Cost of revenue consists primarily of the cost to operate our hosting services, royalty costs on our NotifyLink sales and to manufacture our products. Cost of revenue decreased to $508,669 in the six-month

NOTIFY TECHNOLOGY CORPORATION

period ended March 31, 2006 from $1,277,263 for the six-month period ended March 31, 2005. The decrease in the cost of revenue is due to greater volume of sales of CPE which carry a higher cost than do our other products in the six-month period ended March 31, 2005.

Our gross margin increased to 78.9% in the six-month period ended March 31, 2006 compared to a gross margin of 61.5% in the six-month period ended March 31, 2005. The increase occurred because of the lower volume of sales of higher cost CPE in the six-month period ended March 31, 2006.

Our gross margin has historically been affected by a number of factors, including product mix, product demand, pricing pressures, warranty costs, and timing. The most significant fluctuations have been associated with our legacy CPE product sales but we have ceased manufacturing and selling CPE. We are still subject to product demand, product mix and pricing pressures as our sales transition to software and service products but expect to avoid the more significant changes that have been historically caused by hardware versus software and service sales. Considering the factors we are still subject to, our gross margin can and will continue to fluctuate and there can be no assurance that we will maintain our gross margins at the current levels.

Research and development

Research and development expenses consist primarily of personnel costs and support expenses. Research and development expenses decreased to $462,446 for the six-month period ended March 31, 2006 from $513,020 for the six-month period ended March 31, 2005. This decrease reflects a conservative approach in the investment level in our Ohio staff that designs and develops our wireless products. Although conservative, we have maintained our spending in this area and expect to continue investing in this area of research and development as resources allow. There can be no assurance that the market will continue to accept our wireless products.

Sales and marketing

Sales and marketing expense consists primarily of personnel, travel costs and sales commissions related to our sales effort of the NotifyLink product line. Sales and marketing costs decreased to $818,286 for the six-month period ended March 31, 2006 from $835,107 for the six-month period ended March 31, 2005. We continue to use an internal sales force and a customer support staff to facilitate the NotifyLink sales process and sales expense is directly influenced by commissions as we steadily have improved NotifyLink revenue. Sale of the NotifyLink product involves a trial process requiring assistance to prospective customers installing our software. We also make efficient use of marketing programs to establish name recognition and reach out to our target markets.

We anticipate that sales and marketing expenses will increase in future quarters as we hire additional sales and customer support personnel and attempt to expand our existing and create new distribution channels.

General and administrative

General and administrative expense consists of general management and finance personnel costs, insurance expense, occupancy costs, professional fees and other general corporate expenses. General and administrative expenses decreased to $636,065 for the six-month period ended March 31, 2006 from $773,380 for the six-month period ended March 31, 2005. The decrease is due to cost containment measures in compensation, legal and audit services.

We expect that general and administrative expense may increase in future quarters as we become subject to more of the requirements mandated by Sarbanes-Oxley Act.

LIQUIDITY AND CAPITAL RESOURCES

During fiscal 2005 and the six month period ended March 31, 2006, we funded our operations through a combination of our gross profit earned from revenue and existing cash balances. Our ability to fund our recurring losses from operations depends upon success of our NotifyLink wireless e-mail notification market solutions along with the continuation of the Visual Got Mail Solution program. We continue to evaluate our opportunities to obtain further financing but it is not a critical element in our plans.

NOTIFY TECHNOLOGY CORPORATION

A significant characteristic of our business is the sale of our products customarily in the form of annual contracts paid for upon signing but the revenue amortized over the twelve month service period. As our installed base grows, this practice increases the deferred revenue liability on the balance sheet as we add new contracts faster than old contracts expire. The major cost of operations is comprised of (1) the engineering design of our product offered for sale and (2) the physical sale of a contract that requires both direct sales effort and customer service hours to facilitate a trial period of our software prior to purchase. The change in the NotifyLink deferred revenue to $1,554,635 as of March 31, 2006 from $859,798 as of March 31, 2005 indicates the improvement in the product revenue. Deferred revenue also represents the obligation to service the contracts underlying the revenue. However, the cash flow required to service the contracts is significantly less than the revenue recognized each month.

We also continue to generate significant revenue from the service portion of our Visual Got Mail Solution although that revenue stream has an uncertain future as our sole customer for this solution has terminated its marketing efforts for the product that our service supports. Consequently, we consider the Visual Got Mail Solution a declining product.

Our continued operations depend on the cash flow from both the NotifyLink and Visual Got Mail Solution service product sales. Our intent is to increase our NotifyLink revenue sufficiently to replace the declining revenue from our wireline products and fund all operations from our NotifyLink revenue. Our plans to improve our current situation involve the expansion of our product offering into niche markets. We believe that these niche markets are not adequately addressed by market competitors at the present time. We also intend to capitalize on our ability to offer a single middleware solution for those companies deploying a variety of manufacturers’ devices on a single email system. We have reduced our operating costs from prior periods and expect to continue emphasizing efficient operations. The success of our business operations will depend upon a significant favorable market acceptance for our new wireless software products. We continue to evaluate our opportunities to obtain further financing but it is not a critical element in our plans. It is not possible for us to predict with assurance the outcome of these matters.

In the event our revenue is interrupted, we would have to reduce our operations to service our exiting contract obligations unless we secured additional financing. If we were unable to achieve NotifyLink revenue improvements or secure financing, we would have to restructure our business to reduce costs.

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

At March 31, 2006, we had cash and cash equivalents of $490,076. Over the last several years, we have financed our operations primarily through revenue from operations and existing cash balances. The net cash generated from operating activities equaled $84,933 in the six-month period ended March 31, 2006 versus net cash used by operating activities of $296,029 in the six-month period ended March 31, 2005. The cash used in operations was a combination of a net loss of $160,064, an increase in accounts receivable of $144,855 due to strong NotifyLink sales and the pay down of a customer advance of $30,039. The net cash provided in the six-month period ended March 31, 2006 was largely attributable to an increase in the fair value of warrants liability of $145,252 and an increase in deferred revenue of $266,769. We anticipate that we will have negative cash flow from time to time in operating activities in future quarters and years.

Net cash used in investing activities was an outflow of $5,416 and $22,745 for the six-month periods ended March 31, 2006 and 2005, respectively. The net cash outflow in both periods was due to capital purchases partially offset by the sale of fixed assets.

Net cash provided by financing activities was an outflow of $13,669 and an inflow of $28,734 for the six-month periods ended March 31, 2006 and 2005, respectively. The net cash outflow for the six-month period ended March 31, 2006 was due to payments on capital leases and the inflow for the six-month period ended March 31, 2005 was the acquisition of a capital lease on a customer service telephone system and proceeds from the exercise of options.

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

NOTIFY TECHNOLOGY CORPORATION

Because of our financial condition and our business plans, our financial statements disclose that there is substantial doubt as to our ability to continue as a going concern and accordingly our business has a high risk of failure

Due to the fact that our cash position is highly reliant on continuing operations, there is substantial doubt as to our ability to continue as a going concern. Although, our primary product focus and the majority of our revenue are derived from our wireless software products, we still receive limited revenue from our legacy wireline products. Historically, the combined operating revenue, supplemented by our cash balances, has been sufficient to sustain our operations since July 2001 when we obtained our last funding from financing. Our intent is to increase our NotifyLink revenue sufficiently to replace the income from our wireline products and fund all operations from our NotifyLink revenue. It is not possible for us to predict with assurance when, or if, we will achieve this goal.

Our plans to improve our currant situation involve the expansion of our product offering into niche markets, such as the support of PIM for the IMAP email market, that few, if any, of our competitors service. We also intend to capitalize on our ability to offer a single middleware solution for those companies deploying a variety of manufacturers’ devices on a single email system. We have reduced our operating costs from prior periods and expect to continue emphasizing efficient operations. The success of our business operations will depend upon a significant favorable market acceptance for our new wireless software products. We will continue to evaluate our opportunities to obtain further financing but it is not a critical element in our plans. It is not possible for us to predict with assurance the outcome of these matters. If we are unable to achieve profitable operations from our software wireless products or obtain further financing if we consider it feasible, then our business will fail.

We cannot predict whether we will be able to obtain additional financing if it is needed. Any potential financing could take the form of debt or equity and could include terms that are unfavorable to us and/or our existing stockholders. Any equity financing transaction would be expected to dilute the equity and voting interests of our existing stockholders.

A significant portion of our revenue is derived from the sale of a single solution to a single customer and that customer is changing their business commitment to the market in which our product is sold

For the three-month period ended March 31, 2006, 24% of our revenue came from the sale of our Visual Got Mail Solution service to a single competitive provider of local phone services. In July 2004, the customer changed its business position in the market in which our product is sold and terminated its outbound marketing efforts. Although our customer continues to purchase our service product from us, the installed base upon which our service is based has changed from a growth status to a declining status. If, for whatever reason, this customer is not able to, or chooses not to, sell or support its voice mail service, or the contractual rate we charge per user is renegotiated down, our revenue, operating profit and financial condition would be materially adversely affected. In such an event, we would have no alternative distribution channel for our Visual Got Mail Solution and our revenue, operating results and financial condition would be materially adversely affected.

Our sole Visual Got Mail Solution customer has recently merged with another company. We cannot predict what effect this merger will have on our business or financial results or the willingness of this customer to continue our contracts relating to the Visual Got Mail Solution product.

NOTIFY TECHNOLOGY CORPORATION

We have a history of losses, and there is no assurance of future profitability

We commenced operations in August 1994 and through January 1996 were engaged primarily in research and development. We introduced the Visual Got Mail Solution in fiscal 2001 and made a subsequent decision in fiscal 2003 to refocus our strategy on developing and selling software applications for the 2way wireless data market. Accordingly, our business has changed substantially in recent years, making it difficult to make period-to-period comparisons of our operations, and we face all of the risks and uncertainties encountered by early-stage companies. For the fiscal years ended September 30, 2005, 2004, 2003 and 2002, we incurred net losses of $557,452, $655,908, $1,100,475 and $1,741,752, respectively. We incurred net loss of $160,064 for the six month period ended March 31, 2006 and as of March 31, 2006, we had an accumulated deficit of $23,657,676 and a working capital deficit of $891,942 We anticipate having negative cash flow from operating activities in future quarters and years. We also expect to incur further operating losses in future quarters and years until such time, if ever, as there is a substantial increase in orders for our products and product sales generating sufficient revenue to fund our continuing operations. There can be no assurance that sales of our products will ever generate significant revenue, that we will ever generate positive cash flow from our operations or that we will attain or thereafter sustain profitability in any future period.

If we are unable to market our wireless software products and achieve industry acceptance quickly, we could lose existing and potential customers and our sales would decrease

We continue to invest in our wireless products in order to grow our revenue and improve our financial condition. We need to market our new wireless software products on a timely basis to keep pace with technological developments, emerging industry standards, and the growing needs of our sophisticated customers. We intend to extend our product offerings primarily through our NotifyLink product line. However, we may experience difficulties in marketing these new products, and our inability to timely and cost-effectively introduce them and future enhancements, or the failure of these new products or enhancements to achieve market acceptance, could seriously harm our business. Life cycles of wireless software products are difficult to predict, because the market for such products is new and evolving and characterized by rapid technological change, frequent enhancements to existing products and new product introductions, changing customer needs and evolving industry standards. The introduction of competing products that employ new technologies and emerging industry standards could render our products and services obsolete and unmarketable or shorten the life cycles of our products and services. The emergence of new industry standards might require us to redesign our products. If our products are not in compliance with industry standards that become widespread, our customers and potential customers may not purchase our products.

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

We may be unable to generate the capital necessary to support our planned level of research and development activities or to manufacture and market our products

At March 31, 2006, we had an accumulated deficit of $23,657,676 and incurred net loss of $160,064 for the six month period ended March 31, 2006. We also had a working capital deficit at that date of 891,942 Our recently developed NotifyLink products will need to attain favorable market acceptance in order for us to be able to continue our research and development activities and to fund operating expenses at current levels. Regardless, because our NotifyLink wireless product line has not provided sufficient contributions to our revenue to date to operate profitably without the contribution of our Visual Got Mail Solution service

NOTIFY TECHNOLOGY CORPORATION

revenue, the success of our business operations will depend upon a significant favorable market acceptance for our new wireless software products and our ability to obtain further financing. Obtaining additional financing will be subject to a number of factors including market conditions, investor acceptance of our business plan, and investor sentiment. These factors may make the timing, amount, terms and conditions of additional financing unattractive or unavailable to us. If we are unable to raise additional financing, we will have to rely on our operations for cash flow or significantly reduce our spending, delay or cancel planned activities or substantially change our current corporate structure. In such an event, we intend to implement expense reduction plans in a timely manner. However, these actions would have material adverse effects on our business, results of operations, and prospects, resulting in a possible failure of our business.

Our quarterly operating results may vary

We anticipate that we will experience significant fluctuations in our operating results in the future. Fluctuations in operating results may cause the price of our common stock to be volatile. Operating results may vary as a result of many factors, including the following:

•	the reduced commitment of our long distance customer to the voice mail business underlying our voice mail notification business;

•	our level of research and development;

•	our sales and marketing activities;

•	announcements by us or our competitors;

•	size and timing of orders from customers;

•	new product introductions by us or our competitors;

•	future market acceptance of our products;

•	licensing costs of patent conflicts; and

•	price erosion.

Each of the above factors is difficult to control and forecast. Thus, they could have a material adverse effect on our business, financial condition and results of operations.

Notwithstanding the difficulty in forecasting future sales, we generally must undertake research and development and sales and marketing activities and other commitments months or years in advance. Accordingly, any shortfall in product revenue in a given quarter may materially adversely affect our financial condition and results of operations because we are unable to adjust expenses during the quarter to match the level of product revenue, if any, for the quarter. Due to these and other factors, we believe that quarter to quarter comparisons of our results of operations are not necessarily meaningful and should not be relied upon as indications of future performance.

Our products may not be accepted

We announced the launch of our new NotifyLink web based service and our NotifyLink Desktop products in November 2000. We released improved versions of the NotifyLink product throughout fiscal 2003 and 2004. The NotifyLink family, the Hosted product, was introduced in November 2004. Our newest products, released in August 2005, expand our product offering to the IMAP market where few wireless email and PIM solutions are available. To date, we have received increasing but limited revenue from the sale of these products. We do not believe our sales to date are sufficient to determine whether or not there are sufficient consumers or business demand for our products to bring us to profitability.

We intend to devote resources to sales and marketing efforts of the NotifyLink product line and to promote general consumer and business interest in our products. There can be no assurance that such efforts will be successful or that significant market demand for our products will ever develop.

We depend on a limited number of potential customers and need to develop marketing channels

We are building a formal referral channel and participate in informal referral arrangements with

NOTIFY TECHNOLOGY CORPORATION

several wireless carriers, 2way wireless device manufacturers and one net ware company for the sale of our NotifyLink products and services where our products assist in the sales of their products. We have a limited direct sales force to sell our NotifyLink products and services to eventual users and we rely upon both formal and informal referral arrangements to provide leads for our NotifyLink products. To date, most of our referral arrangements are formal and we will receive referrals only to the extent that our referral partners successfully refer our products and services to potential users. There can be no assurance that we will achieve a significant volume of sales of our NotifyLink products and services to end users or that we will continue to receive referrals from our formal arrangements. Our Enterprise solution product is relatively new and we have not yet achieved sufficient growth in our sales to operate profitably without contribution from our Visual Got Mail Solution, whose sales are expected to be limited to service revenue from a gradually declining installed base.

We are expanding our distribution channels for our wireless products by participating in national and regional trade shows, promotions with strategic partners, training programs for telephone and wireless carrier sales representatives and presenting at Novell GroupWise user meetings across the United States. We cannot predict whether these activities will result in increased wireless revenue. We also have limited international sales due to limited resources to build a reseller network. Our management will need to expend time and effort to develop these channels. Our customer profile has changed from volume sales to a limited number of large telecommunication customers to relatively small sales to a large number of business customers. We have expanded our internal sales force in response. Because, historically, our marketing efforts have been largely focused on developing relationships for wireline products, our management has had only limited experience in selling wireless with the new customer profile. We may not be able to adapt our traditional marketing and distribution programs to expand our distribution channels and any marketing efforts undertaken by or on behalf of us may not be successful.

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

We have stopped production and development of our Visual Got Mail Solution product and all products in the field are out of warranty so we have no exposure from unknown defects from this product line.

We face significant competition

We believe the market for our wireless products is highly competitive and that competition is likely to intensify. In the market for wireless email notification and management software, we compete with Research In Motion Limited, Consilient Technologies Corp., Infowave Software, Inc, Wireless Knowledge, Synchrologic, Visto and Good Technology. Our Visual Got Mail Solution indirectly competes with a single alternate Voice Mail notification service offered by local exchange carriers such as BellSouth, SBC Communications, and Verizon. Many of these companies have greater financial, technical and marketing resources than we do. In addition, there are several companies with substantially greater technical, financial and marketing resources than we have that could produce competing products. These companies include wireless software providers such as Consilient Technologies Corp., Infowave Software, Inc, Wireless Knowledge, Synchrologic, Visto and Good Technology. We expect that to the extent that the market for our products develops, competition will intensify and new competitors will enter the market. We may not be able to compete successfully against existing and new competitors as the market for our products evolves and the level of competition increases. A failure to compete successfully against existing and new competitors would materially and adversely affect our business, revenue, operating results, and financial condition.

Delisting from the Nasdaq SmallCap Market may affect the liquidity of our trading market and the market price of our common stock

Since September 4, 2002, our common stock has been quoted on the Over-the-Counter Bulletin Board. Our shareholders could find it difficult to dispose of or to obtain accurate quotations as to the market

NOTIFY TECHNOLOGY CORPORATION

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

10.25* Patent Purchase Agreement dated March 22, 2006, by and between Notify Technology Corporation and Sunshine Data Ventures LLC (incorporated herein by reference to Exhibit 10.25 to the Registrant’s Current Report on Form 8-K filed on March 24, 2006).

31.1 Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2 Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1 Certification of Chief Executive Officer and Chief Financial Officer under Section 906 of the Sarbanes-Oxley Act of 2002

*	Confidential treatment has been requested with respect to portions of this exhibit.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

NOTIFY TECHNOLOGY CORPORATION

Dated: May 15, 2006
/s/ Gerald W. Rice
Chief Financial Officer
(Principal Financial and Accounting Officer)