Form 10QSB
period 2006-06-30
NOTIFY TECHNOLOGY CORP
filed 2006-08-15
CIK 1031980

U. S. Securities and Exchange Commission

Washington, D.C. 20549

FORM 10-QSB

(Mark One)

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly periods ended June 30, 2006

or

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

As of June 30, 2006 there were 13,968,995 shares of Common Stock outstanding.

Transitional Small Business Disclosure Format    Yes  ☐    No  ☒

PART I. FINANCIAL INFORMATION (unaudited)

Item 1. Financial Statements

NOTIFY TECHNOLOGY CORPORATION

CONDENSED BALANCE SHEETS

	June 30, 2006	September 30, 2005
	(unaudited)	(1)
Assets
Current assets:
Cash and cash equivalents	$820,428	$424,228
Accounts receivable, net	524,748	472,942
Other current assets	45,213	58,751

Total current assets	1,390,389	955,921

Property and equipment, net	104,440	144,418

Total assets	$1,494,829	$1,100,339

Liabilities and shareholders’ deficit
Current liabilities:
Current portion of capital lease obligations	$17,896	$22,609
Accounts payable	12,704	47,650
Accrued payroll and related liabilities	256,121	328,535
Deferred revenue	1,704,283	1,287,866
Customer advances	—	30,039
Other accrued liabilities	109,344	139,484
Warrant liability	457,919	—

Total current liabilities	2,558,267	1,856,183
Long term portion of capital lease obligations	13,883	23,044

Total liabilities	2,572,150	1,879,227

Shareholders’ deficit:
Preferred stock, $0.001 par value, 5,000,000 shares authorized	—	—
Common stock, $0.001 par value, 30,000,000 shares authorized, 13, 968,955 shares issued and outstanding	13,969	13,969
Additional paid-in capital	22,840,830	22,840,830
Accumulated deficit	(23,932,120)	(23,633,687)

Total shareholders’ deficit	(1,077,321)	(778,888)

Total liabilities and shareholders’ deficit	$1,494,829	$1,100,339

(1)	The information in this column was derived from our audited financial statements for the year ended September 30, 2005

See accompanying notes to unaudited condensed financial statements

NOTIFY TECHNOLOGY CORPORATION

CONDENSED UNAUDITED STATEMENTS OF OPERATIONS

	Three-Month Periods Ended June 30,		Nine-Month Periods Ended June 30,
	2006	2005	2006	2005
Revenue:
Product revenue	$745,606	$604,200	$2,707,495	$3,067,338
Service revenue	191,909	262,433	637,784	1,113,602

Total revenue	937,515	866,633	3,345,279	4,180,940

Cost of Revenue:
Product cost	2,420	25,586	459,816	1,278,912
Service cost	—	10,175	15,375	34,112
Royalty payments	20,855	—	56,753	—

Total cost of sales	23,275	35,761	531,944	1,313,024

Gross profit	914,240	830,872	2,813,335	2,867,916

Operating expenses:
Research and development	250,589	266,796	713,035	779,816
Sales and marketing	403,320	405,064	1,221,606	1,240,171
General and administrative	334,681	412,411	970,746	1,185,791

Total operating expenses	988,590	1,084,271	2,905,387	3,205,778

Loss from operations	(74,350)	(253,399)	(92,052)	(337,862)

Other income (expense), net	(1,353)	704	1,537	2,053
Proceeds from sale of patents	250,000	—	250,000
Loss on fair value of warrants	(312,667)	—	(457,919)	—

Net loss	$(138,370)	$(252,695)	$(298,434)	$(335,809)

Basic and diluted net loss per share	$(0.01)	$(0.02)	$(0.02)	$(0.02)

Basic and diluted weighted average shares outstanding	13,968,995	13,968,995	13,968,995	13,921,486

See accompanying notes to unaudited condensed financial statements

NOTIFY TECHNOLOGY CORPORATION

CONDENSED STATEMENTS OF CASH FLOWS

	Nine-Month Periods Ended June 30,
	2006	2005
	(Unaudited)
Cash flows provided by (used in) operating activities:
Net loss	$(298,434)	$(335,809)
Adjustments to reconcile net loss to cash provided by
(used in) operating activities:
Depreciation and amortization	52,733	81,422
Proceeds from the sale of patents	(250,000)	—
Fair value of warrant liability	457,919	—
Gain from the sale of property and equipment	(1,982)	(4,343)
Changes in operating assets and activities:
Accounts receivable	(51,805)	14,931
Other current assets	13,537	(10,226)
Accounts payable	(34,946)	(39,525)
Deferred revenue	416,417	81,064
Other accrued liabilities	(132,591)	(202,413)

Net cash provided by (used in) operating activities	170,848	(414,899)

Cash flows provided by (used in) investing activities:
Purchase of property and equipment	(7,726)	(28,088)
Proceed from the sale of patents	250,000	—
Proceeds from the sale of fixed assets	1,600	5,600

Net cash used in investing activities	243,874	(22,488)

Cash flows provided by (used in) financing activities:
Payments on short term borrowings	—	—
Proceeds from exercise of options	—	38,750
Payments on capital lease	(18,521)	(16,576)

Net cash provided by (used in) financing activities	(18,521)	22,174

Net (decrease) increase in cash and cash equivalents	396,200	(415,213)
Cash and cash equivalents at beginning of period	424,228	1,026,121

Cash and cash equivalents at end of period	$820,428	$610,908

Non-cash investing activities:
Property and equipment acquired through capital lease	$6,156	$37,704
Supplemental disclosure of cash information
Cash paid for interest	$1,892	$2,469
Cash paid for income taxes	$300	$1,100

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

3. LIQUIDITY AND CAPITAL RESOURCES

During fiscal 2005 and the nine-month period ended June 30, 2006, we funded our operations through a combination of our gross profit earned from revenue and existing cash balances. Our ability to fund our recurring losses from operations depends upon success of our NotifyLink wireless e-mail notification market solutions along with the continuation of the Visual Got Mail Solution program. We continue to evaluate our opportunities to obtain further financing but it is not a critical element in our plans.

NOTIFY TECHNOLOGY CORPORATION

A significant characteristic of our business is the sale of our products customarily in the form of annual contracts paid for upon signing but the revenue amortized over the twelve month service period. As our installed base grows, this practice increases the deferred revenue liability on the balance sheet as we add new contracts faster than old contracts expire. The major cost of operations is comprised of (1) the engineering design of our product offered for sale and (2) the physical sale of a contract that requires both direct sales effort and customer service hours to facilitate a trial period of our software prior to purchase. The change in the NotifyLink deferred revenue to $1,704,283 as of June 30, 2006 from $859,798 as of June 30, 2005 indicates the improvement in the product revenue. Deferred revenue also represents the obligation to service the contracts underlying the revenue. However, the cash flow required to service the contracts is significantly less than the revenue recognized each month.

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

4. NET INCOME (LOSS) PER SHARE

The net loss per share for the three month period ended June 30, 2006 was a loss of $0.01 compared to a loss of $0.02 for the same period in the prior year. Options to purchase 3,362,333 and 3,383,667 shares of common stock and warrants to purchase 1,871,651 and 1,871,651 shares of common stock were outstanding at June 30, 2006 and 2005, respectively. The outstanding options and warrants were not included in the computation of diluted net loss per share for the three month periods ended June 30, 2006 and June 30, 2005.

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

The fair value of the warrants was estimated as of June 30, 2006 using the Black-Scholes option-pricing model with the following assumptions: no dividends, risk-free (10-year Treasury yield) interest rate of 5.16%; the remaining contractual life of 2.06 years and volatility of 180.46%. The fair value was estimated to be $457,919 on the closing day of the third fiscal quarter of 2006. The same warrants were valued at $145,252 on March 31, 2006 and the difference of $312,667 was recorded as an expense for the three-month period ended June 30, 2006 and the liability on the balance sheet increased to $457,919 as of

NOTIFY TECHNOLOGY CORPORATION

June 30, 2006. This change in value reflects the increase in market price of the Company’s stock in the six month period ended June 30, 2006. The fair value of the warrants was recorded as “Loss on fair value of warrants” in the Company’s statement of operations, and included in “Warranty liability” on the Company’s balance sheet.

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

	Three Months Ended June 30		Nine Months Ended June 30
	2006	2005	2006	2005
Net income (loss) as reported	$(138,370)	$(252,695)	$(298,434)	$(335,809)
Add: Stock-based employee compensation expense included in reported net loss, net of related tax effects	—	—	—	—
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(24,950)	(32,302)	(76,646)	(107,575)

Pro forma net income (loss)	$(163,320)	$(284,997)	$(375,080)	$(443,384)

	2006	2005	2006	2005
Basic earnings per share:
As reported	$(0.01)	$(0.02)	$(0.02)	$(0.02)
Pro forma	$(0.01)	$(0.02)	$(0.03)	$(0.03)

7. PRODUCT WARRANTY

The Company warrants its products for a specific period of time, generally twelve months, against material defects. The Company provides for the estimated future costs of warranty obligations in cost of sales when the related revenue is recognized. The accrued warranty cost represents the best estimate at the time of sale of the total costs that the Company expects to incur to repair or replace product parts, which fail while still under warranty. The amount of accrued estimated warranty costs are primarily based on historical experience as to product failures as well as current information on repair costs. On a quarterly basis, the Company reviews the accrued balances and updates the historical warranty cost trends. The Company ceased shipping product in 2004 and had no product under warranty during the three month or nine month periods ended June 30, 2006.

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

RESULTS OF OPERATIONS

Three-Month Periods Ended June 30, 2006 and 2005

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

NOTIFY TECHNOLOGY CORPORATION

Revenue for the three month period ended June 30, 2006 increased to $937,515 from $866,633 for the three month period ended June 30, 2005 as the improvement in NotifyLink revenue exceeded the reduction in Visual Got Mail Solution revenue. Our wireless NotifyLink product line revenue improved to $745,606 from $571,564 for the three-month periods ended June 30, 2006 and 2005, respectively. The service portion of the Visual Got Mail solution, which is a declining product, was $191,909 in the three month period ended June 30, 2006 compared to $295,069 in the comparable period of fiscal 2005. This decline in Visual Got Mail Solution revenue was expected and we expect the service revenue to continue to decline in future periods as the installed base declines.

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

We sell our products primarily in the United States directly to business users, resellers and one long distance telephone carrier. The NotifyLink and Visual Got Mail Solution revenue accounted for 79% and 21%, respectively, of total revenue in the three-month period ended June 30, 2006 and 34% and 64%, respectively, of total revenue in the three-month period ended June 30, 2005. 21% of our total revenue is concentrated in one customer with the remaining revenue spread out among many different customers during the three month period ended June 30, 2006.

Cost of Revenue

Cost of revenue consists primarily of the cost to operate our hosting services, royalty costs on our NotifyLink sales and to manufacture our products. Cost of revenue decreased to $23,275 in the three-month period ended June 30, 2006 from $35,761 for the three-month period ended June 30, 2005. The decrease in the cost of revenue is due to lower depreciation costs.

Our gross margin increased to 97.5% in the three month period ended June 30, 2006 compared to a gross margin of 95.9% in the three-month period ended June 30, 2005. The high gross margins are because the major costs of the business consist of product design and sales and support, both of which fall below the line in operating expenses.

Our gross margin has historically been affected by a number of factors, including product mix, product demand, pricing pressures, warranty costs, and timing. The most significant historical fluctuations have been associated with our legacy CPE product sales but we have ceased manufacturing and selling CPE. We are still subject to product demand, product mix and pricing pressures as our sales completely transition to software and service products but we expect to avoid the more significant changes that have been historically caused by hardware versus software and service sales. Considering we are no longer subject to hardware manufacturing costs, our gross margin will be a less critical measurement of our performance in the future.

Research and development

Research and development expenses consist primarily of personnel costs and support expenses. Research and development expenses decreased to $250,589 for the three-month period ended June 30, 2006

NOTIFY TECHNOLOGY CORPORATION

from $266,796 for the three-month period ended June 30, 2005. This decrease reflects a conservative approach in the investment level in our Ohio staff that designs and develops our wireless products. Although conservative, we have maintained our spending in this area and expect to continue investing in this area of research and development as resources allow. There can be no assurance that the market will continue to accept our wireless products.

Sales and marketing

Sales and marketing expense consists primarily of personnel, travel costs and sales commissions related to our sales effort of the NotifyLink product line. Sales and marketing costs decreased to $403,320 for the three month period ended June 30, 2006 from $405,064 for the three month period ended June 30, 2005. We continue to use an internal sales force and a customer support staff to facilitate the NotifyLink sales process and sales expense is directly influenced by commissions as we steadily have improved NotifyLink revenue. Sale of the NotifyLink product involves a trial process requiring assistance to prospective customers installing our software. We also make efficient use of marketing programs to establish name recognition and reach out to our target markets. In contrast, the Visual Got Mail Solution sales are completely supported at the executive staff level.

We anticipate that sales and marketing expenses will increase in future quarters as we hire additional sales and customer support personnel and attempt to expand our existing and create new distribution channels.

General and administrative

General and administrative expense consists of general management and finance personnel costs, insurance expense, occupancy costs, professional fees and other general corporate expenses. General and administrative expenses decreased to $334,681 for the three-month period ended June 30, 2006 from $412,611 for the three-month period ended June 30, 2005. The decrease is due to cost containment measures in compensation, legal and audit services.

We expect that general and administrative expense may increase in future quarters as we become subject to more of the requirements mandated by Sarbanes-Oxley Act.

Nine-Month Periods Ended June 30, 2006 and 2005

Revenue

Revenue for the nine month period ended June 30, 2006 decreased to $3,345,279 from $4,180,940 for the nine month period ended June 30, 2005 because the combined Visual Got Mail Solution CPE and Service revenue decreased to $1,288,016 in the nine month period ended June 30, 2006 from $2,530,612 for the nine month period ended June 30, 2005 as a result of our discontinuation of the hardware product and decline in the related service. Our wireless product line revenue improved to $2,057,263 from $1,650,328 for the nine-month periods ended June 30, 2006 and 2005, respectively.

The NotifyLink and Visual Got Mail Solution revenue accounted for 60% and 39%, respectively, of total revenue in the nine-month period ended June 30, 2006 and 37% and 61%, respectively, of total revenue in the nine-month period ended June 30, 2005. 21% of our revenue is concentrated in one customer with the remaining revenue spread out among many different customers during the nine-month period ended June 30, 2006.

Cost of Revenue

Cost of revenue consists primarily of the cost to operate our hosting services, royalty costs on our NotifyLink sales and to manufacture our products. Cost of revenue decreased to $531,944 in the nine-month period ended June 30, 2006 from $1,313,024 for the nine-month period ended June 30, 2005. The decrease in the cost of revenue is due to the volume of sales of CPE in the nine-month period ended June 30, 2005 which carry a higher cost than do our current software and service products.

NOTIFY TECHNOLOGY CORPORATION

Our gross margin increased to 84.1% in the nine-month period ended June 30, 2006 compared to a gross margin of 68.6% in the nine-month period ended June 30, 2005. The increase occurred because of the lower volume of sales of higher cost CPE in the nine-month period ended June 30, 2006.

Our gross margin has historically been affected by a number of factors, including product mix, product demand, pricing pressures, warranty costs, and timing. The most significant fluctuations have been associated with our legacy CPE product sales but we have ceased manufacturing and selling CPE. We are still subject to product demand, product mix and pricing pressures as we complete our transition to software and service products and expect to avoid the more significant changes that have been historically caused by hardware versus software and service sales. Considering we are no longer subject to hardware manufacturing costs, our gross margin will be a less critical measurement of our performance in the future.

Research and development

Research and development expenses consist primarily of personnel costs and support expenses. Research and development expenses decreased to $713,035 for the nine-month period ended June 30, 2006 from $779,816 for the nine-month period ended June 30, 2005. This decrease reflects a conservative approach in the investment level in our Ohio staff that designs and develops our wireless products. Although conservative, we have maintained our spending in this area and expect to continue investing in this area of research and development as resources allow. There can be no assurance that the market will continue to accept our wireless products.

Sales and marketing

Sales and marketing expense consists primarily of personnel, travel costs and sales commissions related to our sales effort of the NotifyLink product line. Sales and marketing costs decreased to $1,221,606 for the nine-month period ended June 30, 2006 from $1,240,171 for the nine-month period ended June 30, 2005. We continue to use an internal sales force and a customer support staff to facilitate the NotifyLink sales process and sales expense is directly influenced by commissions as we steadily have improved NotifyLink revenue. Sale of the NotifyLink product involves a trial process requiring assistance to prospective customers installing our software. We also make efficient use of marketing programs to establish name recognition and reach out to our target markets.

We anticipate that sales and marketing expenses will increase in future quarters as we hire additional sales and customer support personnel and attempt to expand our existing and create new distribution channels.

General and administrative

General and administrative expense consists of general management and finance personnel costs, insurance expense, occupancy costs, professional fees and other general corporate expenses. General and administrative expenses decreased to $970,746 for the nine-month period ended June 30, 2006 from $1,185,791 for the nine-month period ended June 30, 2005. The decrease is due to cost containment measures in compensation, legal and audit services.

We expect that general and administrative expense may increase in future quarters as we become subject to more of the requirements mandated by Sarbanes-Oxley Act.

LIQUIDITY AND CAPITAL RESOURCES

During fiscal 2005 and the nine-month period ended June 30, 2006, we funded our operations through a combination of our gross profit earned from revenue and existing cash balances. Our ability to fund our recurring losses from operations depends upon success of our NotifyLink wireless e-mail notification market solutions along with the continuation of the Visual Got Mail Solution program. We continue to evaluate our opportunities to obtain further financing but it is not a critical element in our plans.

A significant characteristic of our business is the sale of our products customarily in the form of

NOTIFY TECHNOLOGY CORPORATION

annual contracts paid for upon signing but the revenue amortized over the twelve month service period. As our installed base grows, this practice increases the deferred revenue liability on the balance sheet as we add new contracts faster than old contracts expire. The major cost of operations is comprised of (1) the engineering design of our product offered for sale and (2) the physical sale of a contract that requires both direct sales effort and customer service hours to facilitate a trial period of our software prior to purchase. The change in the NotifyLink deferred revenue to $1,704,283 as of June 30, 2006 from $914,343 as of June 30, 2005 indicates the improvement in the product revenue. Deferred revenue also represents the obligation to service the contracts underlying the revenue. However, the cash flow required to service the contracts is significantly less than the revenue recognized each month.

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

At June 30, 2006, we had cash and cash equivalents of $820,428. Over the last several years, we have financed our operations primarily through revenue from operations and existing cash balances. The net cash generated from operating activities equaled $170,848 in the nine-month period ended June 30, 2006 versus net cash used by operating activities of $414,899 in the nine-month period ended June 30, 2005. The cash used in operations was a combination of a net loss of $298,434, an increase in accounts receivable of $51,805 due to strong NotifyLink sales and a decrease of accounts payable of $34,946. The net cash provided in the nine-month period ended June 30, 2006 was largely attributable to an increase in the fair value of warrants liability of $457,919 and an increase in deferred revenue of $416,417. We anticipate that we will have negative cash flow from time to time in operating activities in future quarters and years.

Net cash provided by investing activities was an outflow of $7,726 for asset purchases, $1,600 from the sale of assets and an inflow of $250,000 from proceeds from the sale of patents for obsolete hardware products used in our legacy wireline business during the nine-month period ended June 30, 2006. There was a net cash outflow of $22,488 from the purchase of fixed assets in the nine-month period ended June 30, 2005.

Net cash provided by financing activities was an outflow of $18,521 and an inflow of $22,174 for the nine-month periods ended June 30, 2006 and 2005, respectively. The net cash outflow for the nine-month period ended June 30, 2006 was due to payments on capital leases and the inflow for the nine-month period ended June 30, 2005 was the acquisition of a capital lease on a customer service telephone system and proceeds from the exercise of options.

NOTIFY TECHNOLOGY CORPORATION

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

A significant portion of our revenue is derived from the sale of a single solution to a single customer and that customer is changing their business commitment to the market in which our product is sold

For the three-month period ended June 30, 2006, 21% of our revenue came from the sale of our Visual Got Mail Solution service to a single competitive provider of local phone services. In July 2004, the customer changed its business position in the market in which our product is sold and terminated its outbound marketing efforts. Although our customer continues to purchase our service product from us, the installed base upon which our service is based has changed from a growth status to a declining status. If, for whatever reason, this customer is not able to, or chooses not to, sell or support its voice mail service, or the contractual rate we charge per user is renegotiated down, our revenue, operating profit and financial condition would be materially adversely affected. In such an event, we would have no alternative distribution channel for our Visual Got Mail Solution and our revenue, operating results and financial condition would be materially adversely affected.

Our sole Visual Got Mail Solution customer has recently merged with another company. We cannot predict what effect this merger will have on our business or financial results or the willingness of this customer to continue our contracts relating to the Visual Got Mail Solution product.

NOTIFY TECHNOLOGY CORPORATION

We have a history of losses, and there is no assurance of future profitability

We commenced operations in August 1994 and through January 1996 were engaged primarily in research and development. We introduced the Visual Got Mail Solution in fiscal 2001 and made a subsequent decision in fiscal 2003 to refocus our strategy on developing and selling software applications for the 2way wireless data market. Accordingly, our business has changed substantially in recent years, making it difficult to make period-to-period comparisons of our operations, and we face all of the risks and uncertainties encountered by early-stage companies. For the fiscal years ended September 30, 2005, 2004, 2003 and 2002, we incurred net losses of $557,452, $655,908, $1,100,475 and $1,741,752, respectively. We incurred net loss of $298,434 for the nine month period ended June 30, 2006 and as of June 30, 2006, we had an accumulated deficit of $23,932,120 and a working capital deficit of $1,167,878 Although we have been cash positive in fiscal 2006, we anticipate having negative cash flow from operating activities from time to time in future quarters and years. We also expect to incur further operating losses in future quarters and years until such time, if ever, as there is a substantial increase in orders for our products and product sales generating sufficient revenue to fund our continuing operations. There can be no assurance that sales of our products will ever generate significant revenue, that we will ever generate positive cash flow from our operations or that we will attain or thereafter sustain profitability in any future period.

If we are unable to market our wireless software products and achieve industry acceptance quickly, we could lose existing and potential customers and our sales would decrease

We continue to invest in our wireless products in order to grow our revenue and improve our financial condition. We need to market our new wireless software products on a timely basis to keep pace with technological developments, emerging industry standards, and the growing needs of our sophisticated customers. We intend to extend our product offerings primarily through our NotifyLink product line primarily into the GroupWise and IMAP product base. However, we may experience difficulties in marketing these new products, and our inability to timely and cost-effectively introduce them and future enhancements, or the failure of these new products or enhancements to achieve market acceptance, could seriously harm our business. Life cycles of wireless software products are difficult to predict, because the market for such products is new and evolving and characterized by rapid technological change, frequent enhancements to existing products and new product introductions, changing customer needs and evolving industry standards. The introduction of competing products that employ new technologies and emerging industry standards could render our products and services obsolete and unmarketable or shorten the life cycles of our products and services. The emergence of new industry standards might require us to redesign our products. If our products are not in compliance with industry standards that become widespread, our customers and potential customers may not purchase our products.

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

We may be unable to generate the capital necessary to support our planned level of research and development activities or to manufacture and market our products

At June 30, 2006, we had an accumulated deficit of $23,932,120 and incurred net loss of $298,434 for the nine month period ended June 30, 2006. Although $457,919 of this loss is attributable to non-operating and non-cash accounting adjustments, we also had a working capital deficit at that date of $1,167,878 Our recently developed NotifyLink products will need to attain favorable market acceptance in order for us to be able to continue our research and development activities and to fund operating expenses at

NOTIFY TECHNOLOGY CORPORATION

current levels. Regardless, because our NotifyLink wireless product line has not provided sufficient contributions to our revenue to date to operate profitably without the contribution of our Visual Got Mail Solution service revenue, the success of our business operations will depend upon a significant favorable market acceptance for our new wireless software products and our ability to obtain further financing. Obtaining additional financing will be subject to a number of factors including market conditions, investor acceptance of our business plan, and investor sentiment. These factors may make the timing, amount, terms and conditions of additional financing unattractive or unavailable to us. If we are unable to raise additional financing, we will have to rely on our operations for cash flow or significantly reduce our spending, delay or cancel planned activities or substantially change our current corporate structure. In such an event, we intend to implement expense reduction plans in a timely manner. However, these actions would have material adverse effects on our business, results of operations, and prospects, resulting in a possible failure of our business.

Our quarterly operating results may vary

We anticipate that we will experience significant fluctuations in our operating results in the future. Fluctuations in operating results may cause the price of our common stock to be volatile. Operating results may vary as a result of many factors, including the following:

•	the price of our common stock could increase and generate a non-operating, non-cash expense from the application of EITF 00-19;

•	the reduced commitment of our long distance customer to the voice mail business underlying our voice mail notification business;

•	our level of research and development;

•	our sales and marketing activities;

•	announcements by us or our competitors;

•	size and timing of orders from customers;

•	new product introductions by us or our competitors;

•	future market acceptance of our products;

•	licensing costs of patent conflicts; and

•	price erosion.

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

NOTIFY TECHNOLOGY CORPORATION

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

NOTIFY TECHNOLOGY CORPORATION

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
Dated: August 15, 2006
/s/ Gerald W. Rice
Chief Financial Officer
(Principal Financial and Accounting Officer)