Form 10KSB
period 2006-09-30
NOTIFY TECHNOLOGY CORP
filed 2006-12-22
CIK 1031980

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-KSB

(Mark one)

☒	Annual Report Under Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Fiscal Year Ended September 30, 2006

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act)    Yes  ☐    No  ☒

State issuer’s revenues for its most recent fiscal year.    $4,356,362

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant, based upon the closing sale price of the Common Stock on December 15, 2006, was approximately $1,281,600. Shares of Common Stock held by officers and directors and their affiliated entities have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily conclusive for other purposes.

The number of shares outstanding of Registrant’s common stock, $0.001 par value at December 15, 2006 was 13,968,995 shares.

Transitional Small Business Disclosure Format (check one):    Yes  ☐    No  ☒

PART I

FORWARD LOOKING STATEMENTS

You should read the following discussion in conjunction with our audited financial statements and the notes thereto that appear elsewhere in this Annual Report on Form 10-KSB. The following discussion contains forward-looking statements, within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, which involve risks and uncertainties. Forward-looking statements generally include words such as “may,” “will,” “plans,” “seeks,” “expects,” “anticipates,” “outlook,” “intends,” “believes” and words of similar import as well as the negative of those terms. In addition, any statements that refer to expectations, projections or other characterizations of future events or circumstances, including any underlying assumptions, are forward-looking statements. All forward-looking statements included in this Annual Report on Form 10-KSB, including, but not limited to, statements regarding the future growth of our wireless product line; statements regarding future revenues from our products; statements regarding our ability to receive referrals from our channel partners; statements regarding our future success; statements regarding future costs; statements regarding future research and development efforts; statements regarding competition in the market for wireless products; statements regarding future patent applications; statements regarding future financial results; and statements regarding future plans to extend our product line; are based on current expectations and are subject to important factors that could cause actual results to differ materially from those projected in the forward-looking statements. Such important factors include, but are not limited to, those discussed below under “Risk Factors” and elsewhere in this Annual Report and in other documents we file with the U.S. Securities and Exchange Commission.

ITEM 1. Description of Business

We are a software developer of enterprise mobility solutions for wireless and wireline handheld devices supporting a variety of email collaboration suites including Novell GroupWise™, Microsoft Exchange™, and various alternative email collaboration suites including the Sun Java Communications Suite, the Oracle Collaboration Suite, The Mirapoint Messaging Suite, CommunigatePro, Gordano Messaging Suite, Scalix Enterprise Server, Kerio FirstClass, and Meeting Maker. As of July 4, 2006, Notify became an official BlackBerry ISV Alliance Partner with Research In Motion. Our product provides our customers with secure wireless mobile access using various handheld wireless devices to manage their email, calendar appointments and address book. Our product supports wireless devices from different manufacturers and different network carriers if required. Our objective is to become a leading supplier of mobile wireless e-mail personal information management (e.g., contacts, calendars, tasks), notification, and access across a variety of 2way devices and 2way networks. We also provide services related to our Visual Got Mail Solution, a wireline legacy product for voice mail notification sold to one long distance telephone company that provides voice mail as part of its local service product. In late fiscal 2004, this customer reduced its commitment to the local service that employs our product such that we consider the service of our Visual Got Mail Solution a declining product with a short remaining life.

Even though the Visual Got Mail Solution is no longer sold, we have continued to generate service revenue from the installed base of voice mail users for several years. The Visual Got Mail Solution generated substantially all of our revenue in fiscal 2002 and 2003, and a substantial but declining portion of our revenue through fiscal 2006. The revenue from the Got Mail Solution will cease in March 2007. Since 2004, our wireless software product line revenue has grown and constituted the majority of our total revenue in fiscal 2006. The focus of our sales, marketing and development effort in fiscal 2006 has been in our mobility software products. Wireless products contributed approximately 65% of our total revenue in fiscal 2006 as compared to 43% of total revenues in fiscal 2005. We sell our products primarily through direct sales. To a lesser extent, we sell our products through resellers both domestically and internationally.

We are currently the only provider of a wireless enterprise synchronization solution enabling organizations a single solution to simultaneously support any BlackBerry, Palm and Windows Mobile device. We provide a network independent solution thereby facilitating unparalleled flexibility to change devices or networks as technology develops or user needs evolve. In addition, we are the only provider of wireless enterprise synchronization middleware supporting BlackBerry wireless devices other than Research In Motion Limited (RIM). As such, we have an Independent Software Vendor (“ISV”) partnership agreement with RIM recognizing our ability to provide full BlackBerry support to users in the alternative email collaboration suite market space. Our NotifyLink Enterprise provides both wired and wireless synchronization for email, calendar, contacts and task information. Our NotifyLink Enterprise comes in an “On-Premise” Edition and an “On-Demand” Edition. Both the NotifyLink Enterprise Edition On-Premise and On-Demand versions can be integrated into an organization’s existing network while offering broad wireless device support.

For wireless device users, NotifyLink provides support for a variety of wireless networks including cellular networks such as CDMA/1XRTT, GSM/GPRS, and all fixed wireless networks using 802.11x technology. For “wired” devices such as Palm and Windows Mobile PDA’s, NotifyLink will provide network based synchronization allowing the mobile user to synchronize their mobile device independent of their desktop location. We have designed the NotifyLink On-Premise Edition for information technology (IT) organizations that desire centralized management and support for their mobile user needs. With the NotifyLink On-Premise Edition, organizations can easily support their growing mobile workforce while providing a migration path from wired to wireless device usage.

We recently expanded our product offering with the NotifyLink Enterprise On-Demand Edition. The NotifyLink On-Demand Edition provides users with the same features as the NotifyLink On-Premise Edition without the need to install a NotifyLink server on the customer’s premise. The NotifyLink On-Demand Edition is particularly well suited for smaller user organizations seeking a comprehensive wireless synchronization solution while minimizing infrastructure costs and IT resources.

Products

NotifyLink Enterprise Mobility Solution (“NotifyLink”)

NotifyLink Enterprise is comprised of the NotifyLink Enterprise On-Premise Edition and the NotifyLink Enterprise On-Demand Edition. NotifyLink has been designed to uniquely address the needs of organizations of all sizes.

Using any of the NotifyLink Enterprise Editions, mobile users can read, compose, reply, forward, mark as read, and delete email messages from their mobile device. NotifyLink provides users with an “automatic” synchronization of emails sent to end users’ email mailbox and all emails originated, forwarded and replied to from the mobile device will be synchronized with the user’s desktop. NotifyLink is device agnostic because email users are provided with a platform specific smart client, which is loaded on the mobile device. Once the platform specific smart client mobile device is installed on their wireless device and the server on-line, the user is able to open their email, read it and then perform any number of operations including replying, forwarding, and even deleting the email. NotifyLink supports attachment download and upload for Palm, Windows Mobile, and BlackBerry mobile devices. NotifyLink also supports the ability to forward attachments. NotifyLink provides bi-directional mobile synchronization of the user’s calendar, contacts, and tasks regardless of whether the information was entered on the mobile device or at the user’s desktop. The transmitted information keeps personal calendars continually up to date at both the client server level and the mobile device level.

NotifyLink’s “wireless” functionality supports all Palm, Windows Mobile and BlackBerry OS devices simultaneously over a variety of wireless networks: GSM/GPRS, CDMA/1XRTT and any 802.11x. NotifyLink wireless functionality also provides “over-the-air” synchronization of email and personal information management (“PIM”) thereby freeing users from the requirement to cradle their wireless devices in order to maintain synchronization. NotifyLink provides automatic notification of new email and PIM eliminating the need for users to initiate a data session in order to retrieve their personal data.

All email and PIM is stored behind an organization’s firewall, while all delivery of information to and from the wireless devices is encrypted utilizing either Triple Data Encryption Algorithum (TDES) or Advanced

Encryption Standard (AES) encryption algorithms. Information security is increased because NotifyLink supports both TDES and the latest AES. AES is a Federal Information Processing Standard (FIPS), that specifies a cryptographic algorithm for use by U.S. Government organizations to protect sensitive, unclassified information.

NotifyLink Enterprise On-Premise Edition

The NotifyLink On-Premise Edition provides a single enterprise solution supporting the wireless needs of its users through the use of an on-premise server. The NotifyLink On-premise Edition is based on a client-server architecture comprised of the NotifyLink Enterprise server and the NotifyLink device client module. The NotifyLink Enterprise server product involves three components: database component, web component and a messaging component. All three components may be installed to the same server or each component can be installed to a separate server in a more distributed environment. The NotifyLink On-Premise Edition is ideal for companies with a volume of mobile professionals who need real-time synchronization of their existing email to any one of a variety of supported mobile devices.

NotifyLink Enterprise On-Demand Edition

Beginning in November 2004, we began to actively market our NotifyLink On-Demand Edition for Novell GroupWise. In March 2005, we launched the NotifyLink On-Demand Edition for Microsoft Exchange. Throughout 2006 the NotifyLink Enterpride On Demand product line was expanded to support the variety of alternative collaboration suites also supported by the “On-Premise” Edition. The NotifyLink On-Demand Edition provides the same wireless synchronization of email, calendar, contacts and task information as our NotifyLink On-Premise Edition, except without the need of any on-premise hardware or software. The NotifyLink On-Demand Edition provides wireless synchronization services and support from a hardened data center that provides users a high level of reliability and availability. It remotely accesses email and PIM data from the customer email collaboration suite and synchronizes to a user’s BlackBerry, Palm or Windows Mobile wireless device. The NotifyLink On-Demand Edition provides organizations with a simple solution to their immediate mobility needs. It was designed as a cost efficient alternative for customers whose universe of wireless users does not justify an internal server or who do not have the internal IT resources to maintain a NotifyLink Enterprise server. The NotifyLink On-Demand Edition is also targeted at organizations interested in outsourcing the wireless synchronization of email and PIM.

Visual Got Mail Solution

Our legacy Visual Got Mail Solution is designed to provide voice mail notification services to customers. In fiscal 2006, our revenues from our Visual Got Mail Solution consisted principally of sales to one customer in connection with its local voice mail telephone service. The Visual Got Mail Solution, designed for telephone company deployment as a service offering, includes a scalable carrier class server infrastructure that we host and a Call Manager telephone adjunct (CPE) that we manufactured and sold. The Visual Got Mail Solution integrates our caller-id technology with a unique method of voice mail notification into a single device that can fit into the palm of your hand. Revenues for the Visual Got Mail Solution declined substantially from fiscal 2003 to fiscal 2004 as the customer reduced its commitment to providing local telephone services. We recognized $1,417,010 of deferred revenue in fiscal 2005 related to CPE owned by our customer that our customer decided to dispose of rather than deliver to its customers. We recognized a final $650,232 in CPE revenue in fiscal 2006. We recorded another $809,300 in Visual Got Mail Solution revenue in fiscal 2006 compared to $1,377,267 in fiscal 2005. This revenue consisted of service revenue generated from an installed base of voice mail users built up since May 2002 but in decline since July 2004. The Visual Got Mail Solution revenues will terminate at the end of February 2007 as a result of recent business merger activity by our customer.

Sales, Marketing and Distribution

We are expanding our customer base by gathering leads through several channels. We have an inside sales force that handles leads generated from our corporate web site, the web sites of our strategic partners where we maintain a presence, referrals from referral partners with whom we have agreements, 2way wireless carriers and other customers. Carriers that we have referral relationships with include Verizon Wireless, T-Mobile Wireless, Cingular Wireless and Sprint in the United States and Bell Mobility Wireless, Rogers, and Telus in Canada. Another channel is based on referrals from 2way device manufacturers such as RIM and Palm, Inc. Additional leads come from Novell’s Cool Solutions web site and the PalmSource web site. One market advantage of our NotifyLink wireless solution is that we support Novell’s email system called GroupWise. We will continue to receive referrals from these channel partners only to the extent that they successfully refer our products and services to interested customers.

Our Visual Got Mail Solution has generated revenue from both voice mail notification services to the users of our customer and sales of adjunct equipment devices. Service revenue is based on the monthly active installed base of voice mail users and varies as the installed base changes. The installed base grew to a high of 490,000 voice mail users in July 2004 but has since been in decline due to the reduction of our customer’s commitment to marketing the voice mail services that the Visual Got Mail Solution supports. The installed base of voice mail users has declined or “churned off” approximately 64% in the last twenty-eight months, (July 2004 through September 2006), with a corresponding decline in our service revenue. The second component of the Visual Got Mail Solution is a hardware device that we supplied and was sold by our customer to their end users of voice mail. Orders to ship this product effectively ceased in September 2004. In fiscal 2006, we recognized $650,232 of deferred revenue related to the remaining CPE owned by our customer that our customer decided to dispose of rather than deliver to its customers. If the demand for the Visual Got Mail Solution service were to cease or decline at an accelerated rate, the loss of the on-going service revenue would have an adverse effect on our business. We expect the Visual Got Mail Solution revenues to be adversely affected in future periods by the decline in the installed base of voice mail users or cease entirely as a result of a recent business merger activity by our customer.

The traditional sales activities for our wireline products were large direct contracts with large telephone companies. The Visual Got Mail Solution followed that pattern but sales of our NotifyLink products consist of numerous small contracts sold directly to individual companies. For the NotifyLink product line, we typically sell annual licenses recognized ratably over the term of the contract. The NotifyLink product line and Visual Got Mail Solution accounted for 65% and 34% of total revenues in fiscal 2006, respectively. In fiscal 2005, the NotifyLink product line and Visual Got Mail Solution accounted for 43% and 57% of total revenue, respectively.

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

We provide customer technical support to our customers for all of our products and product installation for our NotifyLink customers. We maintain a hosting center for our Visual Got Mail Solution in California and a hosting center for our NotifyLink product line in Ohio. We also supply the support to maintain up-time requirements for the Visual Got Mail Solution and our NotifyLink On-Demand products.

Research and Development

We incurred $975,611 and $1,040,197 in research and development expenses in fiscal 2006 and 2005, respectively. Our development efforts were devoted to improving our software product, porting our solution to new wireless devices released by wireless device manufacturers, and creating new products within the NotifyLink family. Our software engineering development is located in our offices in Canfield, Ohio. We believe that our future success, if any, depends significantly on our ability to continue to enhance our existing wireless products and to develop new products. Therefore, we intend to continue to incur research and development costs. We expect that our research and development efforts will be focused in wireless software as our wireline products are mature and their market is declining.

Manufacturing

We had no significant manufacturing efforts in fiscal 2006. We did not order any new product in fiscal 2006 from our offshore turnkey manufacturer that produced the Call Manager that is a component in our Visual Got Mail Solution. Fulfillment services ceased in September 2004 with the absence of customer fulfillment requests. The absence of fulfillment activity in fiscal 2006 has resulted in no product under warranty thereby eliminating our potential warranty expense exposure.

Competition

We believe the market for our wireless products is highly competitive and that competition is likely to intensify In the market for wireless email notification and management software, we compete with companies such as Research In Motion Limited, Consilient Technologies Corp., Infowave Software, Inc, Wireless Knowledge, Synchrologic, Visto and Good Technology. Our Visual Got Mail Solution indirectly competes with a single alternate Voice Mail notification service offered by local exchange carriers such as BellSouth, SBC Communications, and Verizon. Many of these companies have greater financial, technical and marketing resources than we do. In addition, there are several companies with substantially greater technical, financial and marketing resources than we have that could produce competing products. These companies include wireless software providers such as Consilient Technologies Corp., Infowave Software, Inc, Wireless Knowledge, Synchrologic, Visto and Good Technology. We expect that to the extent that the market for our products develops, competition will intensify and new competitors will enter the market. We may not be able to compete successfully against existing and new competitors as the market for our products evolves and the level of competition increases. A failure to compete successfully against existing and new competitors would materially and adversely affect our business, revenues, operating results, and financial condition.

Proprietary Rights

We regard various features and design aspects of our products as proprietary and we rely primarily on a combination of patent, copyright, and trademark laws and employee and third-party nondisclosure agreements to protect our proprietary rights. In fiscal 2006, we sold our rights to several patents for legacy products no longer in production. Our software products are generally not subject to patent claims although we intend to continue to apply for patents, as appropriate, for our future technologies and products. There are few barriers to entry into the market for our products, and there can be no assurance that any patents we apply for will be granted, that any issued patents will be enforceable or valid, or that the scope of our patents or any patents granted in the future will be broad enough to protect us against the use of similar technologies by our competitors. There can be no assurance, therefore, that any of our competitors, some of whom have far greater resources than we do, will not independently develop technologies that are substantially equivalent or superior to our technology.

In August 2006, we entered into a ISV Partnership with Research In Motion Limited, the maker of the “BlackBerry” hand-held computer and have been endorsed for use on RIM devices in certain applications, primarily in the Internet Message Access Protocol (IMAP) market space where RIM has not released its own solution to allow users of its devices full functionality.

We may be involved from time to time in litigation to determine the enforceability, scope and validity of any of our proprietary rights or of third parties asserting infringement claims against us. These claims could result in substantial cost to us and could divert our management and technical personnel away from their normal responsibilities.

In November of 2003, NCR Corporation and Notify Technology Corporation entered into a non-exclusive license agreement that allows us to offer certain product features on our Enterprise Mobility Solution that are covered by a patent held by NCR. This agreement requires a royalty payment on Enterprise revenue subject to the patent. The agreement contains a $500,000 cap on the aggregate royalty to be paid and an exit clause if we were to no longer sell our Enterprise Mobility Solution. We paid $80,229 in royalties under this agreement in the twelve months ended September 30, 2006 compared to $55,579 in the twelve month period ended September 30, 2005.

Employees

As of September 30, 2006, we employed forty-four (44) persons of whom eighteen (18) were engaged in research and development, nine (9) in sales and marketing, fourteen (14) in customer service, and three (3) in general administration and finance. All of these employees are employed on a full-time basis. None of our employees are currently represented by a labor union. We consider our relations with our employees to be good.

Our success, if any, will be dependent on our ability to attract and retain highly skilled technical personnel as well as marketing and sales personnel. If we were unable to retain or hire the necessary personnel, the development of new products and enhancements to current products would likely be delayed or prevented. Competition for highly skilled technical, managerial, sales, and marketing personnel is intense. There can be no assurance that we will be successful in retaining our key personnel and in attracting and retaining the personnel we require for expansion.

RISK FACTORS

A significant portion of our revenue is derived from the sale of a single solution to a single customer and that customer has changed its business commitment to the market in which our product is sold and decided to terminate the service

For the fiscal years ended September 30, 2006 and 2005, 34% and 56%, respectively, of our revenue came from the sale of our Visual Got Mail Solution CPE and service to a single competitive provider of local phone services. In July 2004, the customer changed its business position in the market in which our product is sold and terminated its outbound marketing efforts. The customer recently merged with another company and has notified us that it will terminate the Visual Got Mail Solution service at the end of February 2007. As such, this could have a significant negative impact on our business.

We have a history of losses, and there is no assurance of future profitability

We commenced operations in August 1994 and through January 1996 were engaged primarily in research and development. We introduced the Visual Got Mail Solution in fiscal 2001 and made a subsequent decision in fiscal 2003 to refocus our strategy on developing and selling software applications for the 2way wireless data market. Accordingly, our business has changed substantially in recent years, making it difficult to make period-to-period comparisons of our operations, and we face all of the risks and uncertainties encountered by early-stage companies. For the fiscal years ended September 30, 2005, 2004, 2003 and 2002, we incurred net losses of $557,452, $655,908, $1,100,475 and $1,741,752, respectively. We incurred a net loss of $314,892 for the twelve month period ended September 30, 2006 and as of September 30, 2006, we had an accumulated deficit of $23,948,578 and a working capital deficit of $714,129. Although the cash flow from operations was positive in the twelve month period ended September 30, 2006, we anticipate difficulties in sustaining a positive cash flow from operating activities in future quarters and years. We may also incur further operating losses in future quarters and years until such time, if ever, as there is a substantial increase in orders for our products and product sales generating sufficient revenue to fund our continuing operations. There can be no assurance that sales of our products will ever generate significant revenue, that we will ever generate positive cash flow from our operations or that we will attain or thereafter sustain profitability in any future period.

If we are unable to market our wireless software products and achieve industry acceptance quickly, we could lose existing and potential customers and our sales would decrease

Although a significant portion of our current revenue continues to come from servicing our installed base of the wireline Visual Got Mail Solution, we expect the Visual Got Mail Solution revenue to continue to decline or cease entirely in future periods. Accordingly, we must continue to invest in our wireless products in order to grow our revenues and improve our financial condition. We need to market our new wireless software products on a timely basis to keep pace with technological developments, emerging industry standards, and the growing needs of our sophisticated customers. We intend to extend our product offerings primarily through our NotifyLink product line. However, we may experience difficulties in marketing these new products, and our inability to timely and cost-effectively introduce them and future enhancements, or the failure of these new products or enhancements to achieve market acceptance, could seriously harm our business. Life cycles of wireless software products are difficult to predict, because the market for such products is new and evolving and characterized by rapid technological change, frequent enhancements to existing products and new product introductions, changing customer needs and evolving industry standards. The introduction of competing products that employ new technologies and emerging industry standards could render our products and services obsolete and unmarketable or shorten the life cycles of our products and services. The emergence of new industry standards might require us to redesign our products. If our products are not in compliance with industry standards that become widespread, our customers and potential customers may not purchase our products.

If the market for wireless data communications devices does not grow, we may not successfully sell our NotifyLink products

The overall market for wireless data communications devices has experienced significant growth in recent years. The success of our NotifyLink On-Premise and On-Demand products depends upon this growth. There can be no assurance that the market for wireless software products will continue to grow, that firms within the industry will adopt our software products for integration with their wireless data communications solutions, or that we will be successful in independently establishing product markets for our wireless software products. We cannot predict that growth of our NotifyLink products will continue or maintain itself at the current level. If the various markets in which our software products compete fail to grow, or grow more slowly than we currently anticipate, or if we were unable to establish product markets for our new software products, our business, results of operation and financial condition would be materially adversely affected.

We may be unable to generate the capital necessary to support our planned level of research and development activities or to manufacture and market our products

At September 30, 2006, we had an accumulated deficit of $23,948,578 and incurred a net loss for the year ended September 30, 2006 of $314,892. We also had a working capital deficit at that date of $714,129. Our recently developed NotifyLink products will need to attain favorable market acceptance in order for us to be able to continue our research and development activities and to fund operating expenses at current levels. Regardless, because our NotifyLink wireless product line has not provided sufficient contributions to our revenues to date to operate profitably without the contribution of our Visual Got Mail Solution revenue, the success of our business operations will depend upon a significant favorable market acceptance for our new wireless software products and our ability to obtain further financing. Obtaining additional financing will be subject to a number of factors including market conditions, investor acceptance of our business plan, and investor sentiment. These factors may make the timing, amount, terms and conditions of additional financing unattractive or unavailable to us. If we are unable to raise additional financing, we will have to significantly reduce our spending, delay or cancel planned activities or substantially change our current corporate structure. In such an event, we intend to implement expense reduction plans in a timely manner. However, these actions would have material adverse effects on our business, results of operations, and prospects, resulting in a possible failure of our business.

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

Our products may not be accepted

We announced the launch of our new NotifyLink web based service and our NotifyLink Desktop products in November 2000. We released improved versions of the NotifyLink product throughout fiscal 2003, 2004 and 2005. The On-Demand product, was introduced in November 2004. We extended our products to operate in IMAP4 operating systems in September 2005. To date, we have received increasing but limited revenue from the sale of these products. We do not believe our sales to date are sufficient to determine whether or not there is sufficient consumer or business demand for our products to bring us to profitability.

We intend to devote resources to sales and marketing efforts of the NotifyLink product line and to promote general consumer and business interest in our products. There can be no assurance that such efforts will be successful or that significant market demand for our products will ever develop.

We depend on a limited number of potential customers and need to develop marketing channels

We continue to build our formal referral channel and participate in informal referral arrangements with several wireless carriers, 2way wireless device manufacturers and one net ware company for the sale of our NotifyLink products and services where our products assist in the sale of their products. We have a limited direct sales force to sell our NotifyLink products and services to eventual users and we rely upon both formal and informal referral arrangements to provide leads for our NotifyLink products. To date, most of our referral arrangements are formal and we will receive referrals only to the extent that our referral partners successfully refer our products and services to potential users. There can be no assurance that we will achieve a significant volume of sales of our NotifyLink products and services to end users or that we will continue to receive referrals from our formal arrangements. Our Enterprise solution product is relatively new and we have not yet achieved sufficient growth in our sales to operate profitably without contribution from our Visual Got Mail Solution, whose sales are expected to be limited to service revenues from a gradually declining installed base or cease entirely due to recent merger activity by our customer.

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

We have stopped production and development of our Visual Got Mail Solution product and all product in the field is out of warranty so we have little or no exposure from unknown defects.

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

We depend on key executives

Our potential for success depends significantly on key management employees, including our Chairman, President and Chief Executive Officer, Mr. Paul F. DePond, our Vice President of Development, Rhonda Chicone, our Chief Financial Officer, Gerald W. Rice, our Vice President of Business Development, Gordon S. Faulmann and our Director of International Sales, Elizabeth Dorman. We have entered into employment agreements with these five key management employees. The loss of their services or those of any of our other key employees would materially adversely affect us. We also believe that our future success will depend in large part on our ability to attract and retain additional highly skilled technical, management, sales and marketing personnel. If we were unable to retain or hire the necessary personnel, the development of new products and enhancements to current products would likely be delayed or prevented. Competition for these highly-skilled employees is intense. Therefore, there can be no assurance that we will be successful in retaining our key personnel and in attracting and retaining the personnel we require for expansion.

Our intellectual property may not be adequately protected and we may infringe the rights of others

We regard various features and design aspects of our products as proprietary and we rely primarily on a combination of patent, copyright, and trademark laws and employee and third-party nondisclosure agreements to protect our proprietary rights. In fiscal 2006, we sold our rights to several patents for legacy products no longer in production. Our software products are generally not subject to patent claims although we intend to continue to apply for patents, as appropriate, for our future technologies and products. There are few barriers to entry into the market for our products, and there can be no assurance that any patents we apply for will be granted, that any issued patents will be enforceable or valid, or that the scope of our patents or any patents granted in the future will be broad enough to protect us against the use of similar technologies by our competitors. There can be no assurance, therefore, that any of our competitors, some of whom have far greater resources than we do, will not independently develop technologies that are substantially equivalent or superior to our technology.

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

ITEM 2. Description of Property

Our principal executive offices are located at 1054 South DeAnza Boulevard, Suite 105, San Jose, California 95129. These facilities consist of approximately 2,500 square feet of office space pursuant to a lease that expires March 31, 2007. We have a second location at 6570 Seville Drive, Canfield, Ohio 44406 that houses an engineering group and our customer support organization. The Ohio facility consists of approximately 5,000 square feet of office space pursuant to a lease that expires in October 2008.

We have not invested in real property at this time nor do we intend to do so. We have no formal policy with respect to investments in real estate or investments with persons primarily engaged in real estate activities.

ITEM 3. Legal Proceedings

We are not a party to any litigation.

ITEM 4. Submission of Matters to a Vote of Security Holders

No matters were submitted to a vote by security holders during the fourth quarter of fiscal 2006.

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

The quarterly high and low bid prices of our common stock during fiscal 2006 and the quarterly high and low sales prices of our common stock for fiscal 2005 are as follows:

NTFY Common Stock

	High	Low
Fiscal Year Ended September 30, 2006
Fourth Quarter	$0.300	$0.190
Third Quarter	$0.310	$0.140
Second Quarter	$0.280	$0.031
First Quarter	$0.260	$0.160

Fiscal Year Ended September 30, 2005
Fourth Quarter	$0.200	$0.150
Third Quarter	$0.240	$0.130
Second Quarter	$0.300	$0.150
First Quarter	$0.270	$0.135

These quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission, and may not represent actual transactions. The quarterly high and low bid prices of our common stock during fiscal 2006 were provided by Bloomberg L.P.

(b) Holders.

As of December 15, 2006, there were approximately 88 holders of record of our common stock.

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

(e) Recent sales of Unregistered Securities

During the period covered by this Annual Report on Form 10-KSB, there were no sales of unregistered securities of Notify.

ITEM 6. Management’s Discussion and Analysis or Plan of Operation

Overview

We were incorporated in the State of California in August 1994. We are a provider of secure real time wireless synchronization of email, calendar, contacts and tasks, supporting any BlackBerry, Palm and Windows Mobile Wireless device on all major domestic cellular voice and data networks. NotifyLink, our middleware enterprise on-premise and On-Demand solutions, work with Microsoft Exchange, Novell GroupWise and a variety of IMAP4 email systems including Sun, Oracle, MiraPoint, Communigate, Gordano, Stalker, Scalix, Kerio and Open-Xchange. NotifyLink users have the ability to compose, reply, forward and delete their emails while mobile. In addition, users have the ability to maintain mobile synchronization with their calendar, contacts and tasks from their wireless device.

We have also been a supplier of wireline call and message notification products and services. In fiscal 2001, we developed a voice mail notification product known as the Visual Got Mail Solution for a long distance company entering the local telephone market. Although we shifted our focus to the enterprise mobility software business in fiscal 2003, the Visual Got Mail Solution generated substantially all of our revenue in fiscal 2002 and 2003, a substantial majority of our revenue in fiscal 2004 and approximately 57% and 34% in fiscal 2005 and 2006, respectively. We have continued to generate service revenue from the currently installed base of voice mail users even though new sales of the Visual Got Mail Solution have declined significantly since mid fiscal 2003. In late 2004, our customer for this product reduced its commitment to the local telecom market. Accordongly, we consider our Visual Got Mail Solution a declining product with a short remaining life. Because we believe our greatest opportunity for future growth lies with our wireless product line, the focus of our sales, marketing and development effort in fiscal 2006 has been in our mobility software products. Wireless products contributed approximately 65% of our total revenue in fiscal 2006 as compared to 43% of total revenues in fiscal 2005. We currently sell our products primarily through direct sales. To a lesser extent, we sell our products through resellers, both domestically and internationally.

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

Under The Emerging Issues Task Force (EITF) Issue No. 00-19, “Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in a Company’s Stock,” the terms of our warrants for Common shares issued in connection with our Series A Preferred offering on July 20, 2001, qualified for treatment as a liability on our balance sheet at their fair value.

The fair value of the warrants was estimated as of September 12, 2006 using the Black-Scholes option-pricing model with the following assumptions: no dividends, risk-free (10-year Treasury yield) interest rate of 4.56%; the remaining contractual life of 1.81 years and volatility of 198.91%. The fair value was estimated to be $470,073 on the day that an amendment to the warrant terms was executed modifying the terms that qualified the warrants for EITF 00-19 treatment. The same warrants were valued at $457,919 on June 30, 2006 and that entire amount had been recorded as an expense for the nine-month period ended June 30, 2006 and the liability on the balance sheet increased to $457,919 as of June 30, 2006. The income statement for the three-month period ended September 30, 2006 reflected an additional $12,154 of Warrant Valuation expense and represented the change in Warrant Liability Value for that period. The entire amount of $470,073 was reclassified to equity upon the amendment of the warrant terms on September 12, 2006.

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

Results of Operations

Revenue

Total revenue consists of a combination of gross revenue from the sale of annual contracts for NotifyLink, revenue from the sale of services related to our Visual Got Mail Solution and revenue from the sale of telephony equipment related to our Visual Got Mail Solution. The revenue from the service contracts is recognized on a straight line basis over the term of the contract. Revenue from the Visual Got Mail Solution service is recognized in the month the service is supplied. Revenue from the telephony equipment is recognized when the equipment is shipped. Revenue from the sale of NotifyLink for the fiscal year ended September 30, 2006 increased to $2,869,480 from $2,104,745 for the fiscal year ended September 30, 2005. Revenue from the sale of the Visual Got Mail Solution service for the fiscal year ended September 30, 2006 decreased to $809,300 from $1,377,269 for the fiscal year ended September 30, 2005. Revenue from the sale of the Visual Got Mail Solution equipment for the fiscal year ended September 30, 2006 decreased to $650,232 from $1,477,010 for the fiscal year ended September 30, 2005.

In the fiscal year ended September 30, 2006, our revenue was spread out over a large number of customers except for the Visual Got Mail Solution that is sold to a single customer. Receivables from this customer made up 23% of our total billing for the fiscal year ended September 30, 2006. This was down from 38% for the fiscal year ended September 30, 2005. In fiscal 2006, we increased the sales of NotifyLink consisting of smaller dollar sales to a higher volume of customers, so that it represented 65% of total sales compared to 43% in fiscal 2005. This increase was primarily due to increased sales and marketing efforts. The revenue from the service component of the Visual Got Mail Solution declined slowly throughout fiscal 2006 as a result of our customer announcing a decision to terminate its marketing efforts for the voice mail product that our Visual Got Mail Solution supports in July 2004. Although we experienced a steady but slow decline of monthly revenue in fiscal 2006 and fiscal 2005, we cannot predict the future revenue of the Visual Got Mail Solution other than to consider the product to be on the decline and have a limited life. We began fiscal 2006 with a small inventory of CPE inventory that was owned by our customer but remained in our custody pending delivery instructions. A total of this inventory was declared obsolete and disposed of in fiscal 2006 resulting in a deferred revenue recognition of $650,232 on our income statement. If the demand for the Visual Got Mail Solution service were to cease or decline at an accelerated rate, the loss of the on-going service revenue would have a materially adverse effect on our business.

Cost of Revenue

Cost of revenue consists of the cost to manufacture our Visual Got Mail Solution products, the hosting center costs to support the service portion of our Visual Got Mail Solution and the cost of re-sale software related to NotifyLink . Cost of revenue decreased to $556,416 in the fiscal year ended September 30, 2006 from $1,283,791 in the fiscal year ended September 30, 2005. The historical manufacturing costs of the CPE that was taken to income based on our customer’s decision to obsolete the CPE product comprised 80% of the cost of revenue for the fiscal year ended September 30, 2006. Historically, we manufactured and sold CPE product to one customer that paid for the finished product upon delivery to the Notify warehouse. Notify suspended the gross margin on the CPE in deferred revenue until a fulfillment order was received to ship individual CPE units to specific end users; a service we provided for a separate fee. Our customer’s decision to obsolete and dispose of the CPE eliminated the fulfillment obligation and released the gross margin from deferred income.

The gross margin increased to 87% in fiscal 2006 from 74% in fiscal 2005. This increase in gross margin primarily occurred because the mix of lower margin CPE sales to the higher margin Visual Got Mail service revenue and software sales changed versus the mix in fiscal 2005.

Research and Development

We incurred $975,611 and $1,040,197 in research and development expenses in fiscal 2006 and 2005, respectively. Our development efforts were devoted to improving our software product, porting our solution to new devices released by device manufacturers, and creating new products within the NotifyLink family. Our software engineering development is located in our offices in Canfield, Ohio. We believe that our future success, if any, depends significantly on our ability to continue to enhance our existing wireless products and to develop new products and, therefore, we intend to continue to incur research and development costs. We expect that our research and development efforts will be focused in wireless software as our wireline products are mature and their market declining.

Sales and Marketing

Sales and marketing expense consists primarily of personnel, show, travel costs and sales commissions related to our sales and marketing efforts. Sales and marketing expenses decreased to $1,634,729 for the fiscal year ended September 30, 2006 from $1,702,454 for the fiscal year ended September 30, 2005. This decrease was attributable primarily to the fluctuations in both sales personnel and marketing expense. The NotifyLink product line requires more brand awareness than our traditional products so our marketing efforts have expanded accordingly. The sales process for NotifyLink also involves a customer trial period that, in turn, requires an initial installation process involving assistance from customer service personnel so customer service is an important tool to in the sales process.

We believe that sales and marketing expenses may increase in future quarters if we continue to emphasize an in-house sales force, which we believe is necessary to implement our NotifyLink strategy. Also, any growth of NotifyLink will require more sales support as we attempt to expand our existing referral base and create new distribution channels.

General and Administrative

General and administrative expense consists of general management and finance personnel, occupancy costs, professional fees and other general corporate expenses. General and administrative expenses decreased to $1,286,191 for fiscal 2006 from $1,552,351 for fiscal 2005. Decreases in compensation, rent, legal and audit expenses contributed to the reduction.

Emerging Issues Task Force (EITF) Issue No. 00-19

In accordance with The Emerging Issues Task Force (EITF) Issue No. 00-19, “Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in a Company’s Stock,” the original terms of our warrants for Common shares issued in connection with our Series A Preferred offering issued on July 20, 2001, qualified for treatment as a liability on our balance sheet at their fair value until September 12, 2006 when the holders of the warrants signed an amendment changing those terms that made the warrants subject to EITF 00-19.

The terms contained within the original Warrant Agreement that qualified these warrants under EITF 00-19 was the penalty clause that granted the warrant holders a 5% issuance of additional warrants for each month the Company was late in filing reports required by the SEC. Since the terms in the Warrant Agreement did not limit the number of times the penalty clause could be triggered, and because the EITF declared that a Company is not in control of when its filings are effective, the EITF 00-19 guidelines required that the fair market value of the warrants be recognized as a liability on the Company’s balance sheet.

The fair value of the warrants was estimated as of March 31, 2006, June 30, 2006 and September 12, 2006 using the Black-Scholes option-pricing model assuming no dividends and the following assumptions:

	March 2006	June 2006	Sept. 2006	Total
Number of warrants	1,871,151	1,871,151	1,871,151
Risk-free (10-year Treasury yield) interest rate	4.76%	5.16%	4.56%
Remaining contractual life	2.3096	2.0603	1.8082
Volatility factor	166.16%	180.46%	198.91%
Resulting warrant value	$145,252	$457,919	$470,073	$470,073
Loss on FV of warrants	$145,252	$312,667	$12,154	$470,073

This change in value reflects the increase in market price of the Company’s stock in the nine month period ended September 12, 2006. The fair value of the warrants was recorded as “Loss on fair value of warrants” in the Company’s statement of operations, and included in “Warranty liability” on the Company’s balance sheet until September 12, 2006 when the warrant value was reclassified to Equity.

Sale of Patents

On February 13, 2006, we announced an agreement to assign certain patents related to our legacy products that were no longer in production for a one-time payment of $250,000. The assignment was completed in June 2006 and the gain was reported as Other income in the fiscal quarter ended June320, 2006. This assignment was a one-time event and the patents involved are not required for any current or proposed products.

Income Taxes

There was no provision for federal or state income taxes in fiscal 2005 or 2006 as we incurred net operating losses. We expect to incur a net operating loss in future quarters and years. As of September 30, 2006, we had federal and state net operating loss carryforwards of approximately $19,000,000 and $4,500,000, respectively. The net loss carryforwards and certain research and development tax credit carryforwards will expire in tax years 2015 through 2026, if not utilized. Utilization of the net operating losses and credits may be subject to a substantial annual limitation due to ownership change limitations provided by the Internal Revenue Code of 1986, as amended (the “Code”), and similar state provisions. The annual limitation may result in the expiration of net operating losses and credits carryforwards before full utilization. For financial reporting purposes, deferred tax assets primarily related to the net operating carryforwards recognized under Financial Accounting Standard No. 109, “Accounting for Income Taxes,” has been fully offset by a valuation allowance.

Liquidity and Capital Resources

During fiscal 2006, we funded our operations through a combination of our gross profit earned from revenue and existing cash balances. Our ability to fund our recurring losses from operations depends upon success of our NotifyLink wireless e-mail notification market solutions along with the continuation of the Visual Got Mail Solution program. We continue to evaluate our opportunities to obtain further financing but it is not a critical element in our plans.

A significant characteristic of our business is the sale of our products customarily in the form of annual contracts paid for upon signing but the revenue amortized over the twelve month service period. As our installed base grows, this practice increases the deferred revenue liability on the balance sheet as we add new contracts faster than old contracts expire. The major cost of operations is comprised of (1) the engineering design of our product offered for sale and (2) the physical sale of a contract that requires both direct sales effort and customer service hours to facilitate a trial period of our software prior to purchase. The change in the NotifyLink deferred revenue to $1,623,606 as of September 30, 2006 from $1,287,866 as of September 30, 2005 indicates that product revenue is improving. Deferred revenue also represents the obligation to service the contracts underlying the revenue. However, the cash flow required to service the contracts is significantly less than the revenue recognized each month.

We also continue to generate significant revenue from the service portion of our Visual Got Mail Solution although that revenue stream has an uncertain future as our sole customer for this solution has terminated its marketing efforts for the product that our service supports. Consequently, we consider the Visual Got Mail Solution a declining product with a limited life.

Our continued operations depend on the cash flow from both the NotifyLink and Visual Got Mail Solution service product sales. In the event our revenue is interrupted, we would have to reduce our operations to service our existing contract obligations unless we secured additional financing. If we were unable to achieve NotifyLink revenue improvements or secure financing, we would have to restructure our business to reduce costs.

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

At September 30, 2006, we had cash and cash equivalents of $829,406 compared to $424,228 at the same time last year. Over the last several years, we have financed our operations primarily through revenue from operations and existing cash balances. The net cash provided by operating activities equaled $442,956 in the twelve-month period ended September 30, 2006 versus net cash used by operating activities of $580,606 in the twelve-month period ended September 30, 2005. The cash used in operations in the twelve month period ended September 30, 2006 was a combination of a net loss of $314,892, a decrease of $144,423 in accrued liabilities from the reduction of certain debts, offset by an increase in deferred revenue of $335,740 and a decrease in accounts receivable of $36,433. We anticipate that we will have negative cash flow from time to time in operating activities in future quarters and years.

Net cash used in investing activities was an outflow of $14,897 and $36,791 for the twelve-month periods ended September 30, 2006 and 2005, respectively. The net cash outflow in both periods was due to capital purchases partially offset by the sale of fixed assets.

Net cash provided by financing activities was an outflow of $22,881 and $15,504 for the twelve-month periods ended September 30, 2006 and 2005, respectively. The net cash outflow for the twelve-month period ended September 30, 2006 was due to payments on capital leases.

Off-Blance Sheet Arrangements

We have no off-balance sheet arrangements as defined by Item 303(c) of Regulation S-B.

ITEM 7. Financial Statements

Our audited financial statements appear beginning on page F-1 of this report.

ITEM 8. Changes In and Disagreements With Accountants on Accounting and Financial Disclosure

None.

ITEM 8A. Controls and Procedures

(a) Evaluation of Disclosure Controls and Procedures.

Our chief executive officer and our chief financial officer, after evaluating our disclosure controls and procedures (as defined in the rules and regulations of the Securities and Exchange Commission under the Securities Exchange Act of 1934 (the “Exchange Act”), as of the end of the period covered by this Annual Report on Form 10-KSB, have concluded that our disclosure controls and procedures are effective to ensure that information we are required to disclose in reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure, and that such information is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms.

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

ITEM 8B. Other Information

We did not hold an annual meeting of shareholders during fiscal 2006. Therefore, in accordance with Rule 14a-5(f) under the Exchange Act and our bylaws, our board of directors shall determine a date a reasonable period prior to our next annual meeting of shareholders by which date all shareholder proposals for such annual meeting must be submitted.

PART III

ITEM 9. Directors, Executive Officers, Promoters and Control Persons; Compliance With Section 16(a) of the Exchange Act

Directors and Executive Officers

Our directors and executive officers and their ages as of September 30, 2006 are as follows:

Name	Age	Position
Directors and Executive Officers:
Paul F. DePond	53	Chief Executive Officer, President and Chairman
Gerald W. Rice	58	Chief Financial Officer and Secretary
Rhonda Chicone	42	Vice President of Product Development
Gordon Faulmann	43	Vice President of Business Development
David A. Brewer (1)(2)	54	Director
Andrew H. Plevin (1)(3)	42	Director
Inder Tallur	41	Director
David Kvederis (4)	58	Director
Michael Acks (5)(6)	39	Director
Neil Lichtman (4)(6)	57	Director

(1)	Member of the audit committee of the board of directors.
(2)	Resigned from the compensation committee on December 19, 2006.
(3)	Member of the compensation committee of the board of directors.
(4)	Appointed to the compensation committee on December 19, 2006.
(5)	Appointed to the audit committee on December 19, 2006.
(6)	Appointed to the board on October 5, 2006 at the request of majority shareholders

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

Gordon S. Faulmann has served as our Vice President of Business Development since November 2004. Mr. Faulmann served as Director of Marketing with Motiont Communications from March 2000 to November 2004, Channel Sales Manager with BellSouth Mobility/Cingular from September 1995 until March 2000, Marketing Manager with American Signature Technologies from October 1994 until September 1995 and Field Director of Marketing Research with the Florida State University from July 1988 until December 1992. Mr. Faulmann graduated from the Florida State University with a BS degree in Business Administration/Finance in 1991.

David A. Brewer has served as one of our directors since February 2000. Since January 1999, Mr. Brewer has served as general manager for Aragon Ventures LLC, a private equity investment firm. Mr. Brewer has been Chairman of the End Poverty Foundation, a charity organization, since January 2001. He also serves as President of PriaVision, Inc. a startup company he co-founded which develops ophthalmic surgery products. From November 1999 to May 2003, Mr. Brewer served as Chief Executive Officer of Explore Holdings LLC, a private equity investment firm, and from July 1995 to December 2002 he served as a managing member of Inktomi LLC, an internet research company. From September 1996 to December 1998, Mr. Brewer served as President, Chief Executive Officer and director of Explore Technologies, Inc., an educational toy manufacturer. From February 1996 to May 1996, Mr. Brewer served as President, Chief Executive Officer, Chief Financial Officer and director of Inktomi Corporation, an internet software developer.

Andrew H. Plevin has served as one of our directors since February 1998. Mr. Plevin is currently the Co-CEO and President of Eastport Capital Corporation. From 2002 through 2006, Mr. Plevin was President of SPAR, LP. and since September 2000, he has served as managing partner of Carnegie Hill Venture Partners, a private equity investment firm. From November 1997 to August 2000, Mr. Plevin served as President, Chief Executive Officer and Chief Financial Officer of Core Software Technology, Inc.

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

Michael Acks was appointed to the board on October 5, 2006. Mr. Acks has served as President of RMC Capital, LLC, an investment company, since it’s inception in March 1998. During that time, he has also spent periods as a part-time CFO for many of their investments. From May 1993 to March 1998, he served as Vice President and Controller of ValuJet Airlines (now known as AirTran Airlines, Inc). Prior to that, Mr. Acks served in various positions for Deloitte and Touche from January 1990 until May 1993, last serving as a Senior Auditor. He is a graduate of The Georgia Institute of Technology.

Neil Lichtman was appointed to the board on October 5, 2006. Since October 2005, Mr. Lichtman has served as a consultant to private equity firms investing in the managed services, telecom and data arenas. Mr. Lichtman served as President, CEO and Chairman for Comdial, a manufacturer of telephone equipment, from January 2004 until September 2005. From March 2002 through December 2003, Mr. Lichtman served as the Senior Vice President-Voice and Data Services for Inter-Tel, a telecommunications company. From June 1996 through May 2000, Mr. Lichtman served as President, Chief Operating Officer and a member of the Board of Directors of Claricom Holdings, the parent company of Claricom Networks and Claricom, Inc., a software company. From May 1984 to May 1996, Mr. Lichtman served in various senior management positions for Executone Information Systems, a data and voice communications company. Mr. Lichtman began his career at Litton Industries in January 1973 and served in various positions there through May 1984.

As previously reported in our Current Report on Form 8-K filed on May 18, 2006, Harold Blue resigned as one of our directors on May 16, 2006. We would like to thank Mr. Blue for his service as a director.

We have a separately-designated standing audit committee that was established in accordance with Section 3(a)(58)(A) of the Exchange Act. Messrs. Brewer, Plevin and Acks currently serve as members of the audit committee. Each member of our audit committee is “independent” as defined under the National Association of Securities Dealers’ listing standards. The board of directors has determined that Mr. Brewer is an “audit committee financial expert” as defined in Item 401(e) of Regulation S-B promulgated by the Securities and Exchange Commission.

All executive officers serve at the discretion of our board of directors. All directors are elected annually and serve until the next annual meeting of shareholders or until the election and qualification of their successors. There are no family relationships between any of our directors or executive officers.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Exchange Act requires our executive officers and directors and persons who own more than ten percent of a registered class of our equity securities to file an initial report of ownership on Form 3 and changes in ownership on Form 4 or 5 with the Securities and Exchange Commission and the National Association of Securities Dealers, Inc. Executive officers, directors and greater than ten percent shareholders are also required by SEC rules to furnish us with copies of all Section 16(a) forms they file. Based solely on our review of copies of such forms received by us, or written representations from certain reporting persons, we believe that during the fiscal year ended September 30, 2006 all filing requirements applicable to our officers, directors and ten percent shareholders were fulfilled.

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

ITEM 10. Executive Compensation

Summary Compensation Table

The following table sets forth information for the three most recently completed fiscal years concerning the compensation of (i) the Chief Executive Officer and (ii) all other executive officers of the Company who earned over $100,000 in salary and bonus in the fiscal year ended September 30, 2006 (together the “Named Executive Officers”).

					Long-Term Compensation
	Annual Compensation				Awards		Payouts
Name and Principal Position	Year	Salary ($)	Bonus ($)	Other Annual Compensation ($)	Restricted Stock Awards ($)	Securities Underlying Options (#)	LTIP Payouts ($)	All Other Compensation ($)(1)
Paul F. DePond Chief Executive Officer	2006 2005 2004	$242,182 225,865 231,415	$39,750 106,900 62,854	— — —	— — —	250,000	— — —	$29,590 23,944 19,965

Gerald W. Rice Chief Financial Officer	2006 2005 2004	$185,772 170,658 170,992	$12,950 33,975 21,328	— — —	— — —	75,000	— — —	$30,916 25,112 19,394

Rhonda Chicone Vice President, R&D	2006 2005 2004	$110,185 100,502 102,906	$11,900 31,550 20,575	— — —	— — —	75,000	— — —	$4,520 5,557 3,539

Gordon Faulmann(2) Vice President of Business Development	2006 2005 2004	$95,800 84,922 —	— — —	— — —	— — —	75,000 —	— — —	$202 678 —

(1)	Represents payments of health insurance premiums and dental benefits on behalf of the Named Executive Officers.
(2)	Mr. Faulmann was appointed as our Vice President of Business Development in November 2004.

Option Grants in Last Fiscal Year

None of the Named Executive Officers received a stock option grant in fiscal 2006.

Aggregated Option Exercises in Last Fiscal Year and Fiscal Year End Option Values

None of the Named Executive Officers exercised an outstanding stock option in fiscal 2006. The following table sets forth certain information for the Named Executive Officers with respect to securities underlying unexercised options at the end of fiscal 2006.

	Shares Acquired on Exercise (#)	Value Realized ($)	Number of Securities Underlying Unexercised Options at Fiscal Year End (#)		Value of Unexercised In-the-Money Options at Fiscal Year End ($)
Name			Exercisable	Unexercisable	Exercisable	Unexercisable
Paul F. DePond	—	—	1,388,889	111,111	688,889	111,111
Gerald W. Rice	—	—	428,750	31,250	218,750	31,250
Rhonda Chicone	—	—	438,750	31,250	243,750	31,250
Gordon S. Faulmann	—	—	43,750	31,250	43,750	31,250

Director Compensation

Our directors do not currently receive any cash compensation for service on the board of directors or any committee thereof. Directors are eligible for option grants under our 1997 Stock Plan. During fiscal 2006, directors received the following option grants:

Name	Number of Securities Underlying Options Granted (#)	% of Total Options Granted to Employees in Fiscal Year	Exercise or Base Price ($/Sh)	Expiration Date
David Brewer	20,000	20.0%	$0.20	4/11/16
Andrew Plevin	20,000	20.0%	$0.20	4/11/16
Inder Tallur	20,000	20.0%	$0.20	4/11/16
David Kvederis	20,000	20.0%	$0.20	4/11/16
Harold Blue	20,000	20.0%	$0.20	4/11/16

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

In the event that Mr. Rice’s employment with the Company is terminated without cause within twenty-four (24) months following a change of control or at any time apart from a change of control, Mr. Rice will be entitled to receive severance compensation equal to a continuation of his salary for a period of six (6) months. Mr. Rice will also be paid the maximum amount of his bonus for the fiscal year in which such involuntary termination occurs that could have been received had he satisfied all conditions necessary to earn such maximum amount of the bonus during the remainder of such fiscal year. In addition, Mr. Rice is entitled to receive 100% Company- paid dental and life insurance coverage and reimbursement for all premium payments paid under COBRA for continuing health insurance coverage as provided to Mr. Rice and his dependents immediately prior to such termination until the earlier of (i) six (6) months following such termination, or (ii) the date Mr. Rice becomes covered under another employer’s dental, life or health insurance plan. In lieu of such reimbursements, Mr. Rice may, at his sole election, receive a one-time cash payment equal to the total amount of such premium payments Mr. Rice would be required to make for six (6) months following such termination. Mr. Rice is also entitled to receive outplacement services for a period of up to six (6) months following such termination with a maximum obligation to the Company of $9,000 for such services. Mr. Rice is not entitled to severance compensation in the event of a termination for cause or voluntary resignation. In the event of a termination due to disability, Mr. Rice is entitled to receive only those severance or disability benefits as are established under the Company’s then existing severance and benefits plans and policies. In the event of a termination due to Mr. Rice’s death, Mr. Rice is entitled to receive a one-time cash payment equal to Mr. Rice’s base annual salary minus the amount Mr. Rice is entitled to receive under the Company-paid life insurance policy.

In July 2004, we entered into an employment agreement with Ms. Chicone that was amended in April 2006 that provides for a base annual salary of $120,000. Under the agreement, Ms. Chicone is also eligible to receive annual bonuses based on targets approved by our board of directors.

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

ITEM 11. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table sets forth certain information regarding beneficial ownership of our common stock and Series A preferred stock as of December 16, 2006, by (i) each person or entity who is known by us to own beneficially more than 5% of the outstanding shares of that class of our stock, (ii) each of our directors, (iii) each of the Named Executive Officers, and (iv) all directors and executive officers as a group.

The table is based on information provided to us or filed with the Securities and Exchange Commission (“SEC”) by our directors, executive officers and principal shareholders. Beneficial ownership is determined in accordance with the rules of the SEC, and includes voting and investment power with respect to shares. Shares of common stock and Series A preferred stock, as indicated in the table, issuable upon exercise of options or warrants that are currently exercisable or are exercisable within 60 days after December     , 2006, are deemed outstanding for purposes of computing the percentage ownership of the person holding such options or warrants, but are not deemed outstanding for computing the percentage of any other shareholder. Unless otherwise indicated, the address for each shareholder listed in the following table is c/o Notify Technology Corporation, 1054 S. De Anza Blvd., Suite 105, San Jose, California 95129.

	Shares of Common Stock Beneficially Owned		Shares of Series A Preferred Stock Beneficially Owned (Underlying Preferred Units)		Shares of Common Stock Beneficially Owned (Assuming Preferred Stock Conversion)
Name and Address of Beneficial Owner	Number (1)	Percentage (1)	Number (2)	Percentage (2)	Number (3)	Percentage (3)
Entities and persons affiliated with Commonwealth Associates Group Holdings LLC (4)(5)(6) c/o Commonwealth Associates, L.P. 830 Third Avenue New York, NY 10022	3,701,379	24.8%	75,683	100.0%	4,458,209	28.4%
Entities and persons affiliated with RMC Capital, LLC (7) c/o RMC Capital, LLC 3291 N. Buffalo Dr., Suite 8 Las Vegas, NV 89129	2,350,000	16.4	—	*	2,350,000	16.4
David A. Brewer (8)	1,238,267	8.8	—	*	1,238,267	8.8
Paul F. DePond (9)	1,578,171	10.2	—	*	1,578,171	10.2
Gordon Faulmann (10)	56,250	*	—	*	56,250	—
Gerald W. Rice (11)	466,453	3.2	—	*	466,453	3.2
Rhonda Chicone (12)	462,250	3.2	—	*	462,250	3.2
Andrew Plevin (13)	197,403	1.4	—	*	197,403	1.4
Inder Tallur (14)	36,667	*	1,281	100.0	53,962	—
David Kvederis (15)	16,667	—	—	—	16,667	—
Michael Acks (16)	2,350,000	16.4	—		2,350,000	16.4
Neil Lichtman	—	—	—	—	—	—
All directors and executive officers as a group (10 persons)	6,406,613	36.1	4,484	100.0	6,419,423	36.2

*	less than 1%
(1)	Applicable percentage of ownership is based on 13,968,995 shares of our common stock outstanding as of December 16, 2006, together with applicable options and warrants for such shareholder.
(2)	Applicable percentage of ownership is based on options to purchase 9.2685 units outstanding as of December 16, 2006, in which each unit consists of 10,000 shares of Series A preferred stock and a warrant to purchase 35,000 shares of common stock (a “Preferred Unit”).

(3)	Applicable percentage of ownership is based on 13,968,995 shares of our capital stock outstanding as of December 16, 2006, together with applicable options or warrants for such shareholder.
(4)	Includes shares beneficially owned by Commonwealth Associates Group Holdings, LLC (“CAGH”), Commonwealth Management, LLC (“Commonwealth Management”), Commonwealth Associates, L.P. (“Commonwealth”), ComVest Management, LLC (“ComVest Management”), ComVest Venture Partners, L.P. (“ComVest”), Michael Falk, Keith Rosenbloom and Inder Tallur. CAGH is the sole member of Commonwealth Management, which is the general partner of Commonwealth, and ComVest Management, which is the general partner of ComVest. Mr. Falk is the chairman and principal member of CAGH and a managing member of each of Commonwealth Management and ComVest Management. According to the Schedule 13D filed on July 29, 2004, by ComVest, ComVest Management, Commonwealth, Commonwealth Management, CAGH and Mr. Falk, Mr. Falk shares voting and dispositive power over the shares held by ComVest and Commonwealth. Mr. Rosenbloom is a manager of ComVest Management. Mr. Tallur is a member of CAGH and a director of Notify.
(5)	Common stock consists of (i) 2,800,000 shares held by ComVest, (ii) 608,151 shares issuable to ComVest upon exercise of outstanding common stock warrants, (iii) 90,650 shares issuable to ComVest upon exercise of warrants that are issuable upon exercise of an option to purchase 2.59 Preferred Units, (iv) 119,864 shares issuable to Commonwealth upon exercise of warrants that are issuable upon exercise of an option to purchase 3.424707 Preferred Units, (v) 38,684 shares issuable to Mr. Falk upon exercise of the warrants that are issuable upon exercise of an option to purchase 1.105267 Preferred Units, (vi) 11,212 shares issuable to Mr. Rosenbloom upon exercise of the warrants that are issuable upon exercise of an option to purchase 0.320367 Preferred Units, (vii) 4,485 shares issuable to Mr. Tallur upon exercise of the warrants that are issuable upon exercise of an option to purchase 0.128147 Preferred Units and (viii) 36,667 shares issuable to Mr. Tallur upon exercise of options. Common stock excludes 48,282 shares issuable to other employees of CAGH, or its affiliates, upon exercise of warrants that are issuable upon exercise of options to purchase an aggregate of 1.379645 Preferred Units. Commonwealth disclaims beneficial ownership of such shares.
(6)	Series A preferred stock consists of (i) 25,900 shares issuable to ComVest upon exercise of an option to purchase 2.59 Preferred Units, (ii) 34,247 shares issuable to Commonwealth upon exercise of an option to purchase 3.424707 Preferred Units, (iii) 11,052 shares issuable to Mr. Falk upon exercise of an option to purchase 1.105267 Preferred Units, (iv) 3,203 shares issuable to Mr. Rosenbloom upon exercise of an option to purchase 0.320367 Preferred Units, and (v) 1,281 shares issuable to Mr. Tallur upon exercise of an option to purchase 0.128147 Preferred Units. Series A preferred stock excludes 13,792 shares issuable to other employees of CAGH, or its affiliates, upon exercise of options to purchase an aggregate of 1.379645 Preferred Units. Commonwealth disclaims beneficial ownership of such shares. Percentage beneficial ownership for the Series A preferred stock is shown as 100% because no shares of Series A preferred stock are outstanding and under the SEC rules derivative securities held by a shareholder are only deemed outstanding for purposes of computing the percentage ownership of such shareholder.
(7)	Common stock includes 350,000 shares issuable upon exercise of warrants.
(8)	Includes 76,667 shares issuable upon exercise of options.
(9)	Includes 1,430,556 shares issuable upon exercise of options.
(10)	Includes 43,750 shares issuable upon exercise of options.
(11)	Includes 441,250 shares issuable upon exercise of options.
(12)	Includes 451,250 shares issuable upon exercise of options.
(13)	Includes 86,667 shares issuable upon exercise of options.
(14)	Common stock consists of (i) 4,485 shares issuable to Mr. Tallur upon exercise of the warrants that are issuable upon exercise of an option to purchase 0.128147 Preferred Units and (ii) 36,667 shares issuable upon exercise of options. Series A preferred stock consists of 1,281 shares issuable to Mr. Tallur upon exercise of an option to purchase 0.128147 Preferred Units. Percentage beneficial ownership for the Series A preferred stock is shown as 100% because no shares of Series A preferred stock are outstanding following the redemption and under the SEC rules derivative securities held by a shareholder are only deemed outstanding for purposes of computing the percentage ownership of such shareholder.
(15)	Common stock consists of 16,667 shares issuable upon exercise of options.

(16)	Common stock consists of 2,000,000 common shares held by RMC Capital (“RMC”) and 350,000 common shares issuable under warrants held by RMC. Michael Acks is the President of RMC.

Equity Compensation Plan Information

The following table sets forth information with respect to our 1997 Stock Plan as of September 30, 2006.

	(a)	(b)	(c)
	Number of Securities to be Issued upon Exercise of Outstanding Warrants, Warrants and Rights	Weighted-Average Exercise Price of Outstanding Options, Warrants and Rights	Number of Securities Remaining Available or Future Issuance under Equity Compensation Plans (Excluding Securities Reflected in Column (a))
Equity compensation plans approved by security holders	3,225,000	$1.154	249,662
Equity compensation plans not approved by security holders	N/A	N/A	N/A

Total	3,225,000	$1.154	249,662

ITEM 12. Certain Relationships and Related Transactions

During the last two years, we have not been a party to any related party transactions described in Item 404 of Regulation S-B promulgated by the Securities and Exchange Commission.

ITEM 13. Exhibits

(a) Exhibits

3.1.1	Amended and Restated Articles of Incorporation of Registrant as filed with the Secretary of State of California on September 2, 1997. (incorporated herein by reference to Exhibit (3.2) to the Registrant’s Registration Statement on Form SB-2, Reg. No. 333-23369, filed on March 14, 1997)

3.1.2	Certificate of Amendment to the Registrant’s Articles of Incorporation as filed with the Secretary of State of California on March 3, 1998. (incorporated herein by reference to Exhibit (3.1.1) to the Registrant’s Quarterly Report on Form 10-QSB for the quarterly period ended June 30, 2001, filed on August 14, 2001)

3.1.3	Certificate of Amendment to the Registrant’s Articles of Incorporation as filed with the Secretary of State of California on July 12, 2001. (incorporated herein by reference to Exhibit (3.1.2) to the Registrant’s Quarterly Report on Form 10-QSB for the quarterly period ended June 30, 2001, filed on August 14, 2001)

3.1.4	Certificate of Determination, Preferences and Rights of Series A Preferred Stock as filed with the Secretary of State of California on July 13, 2001. (incorporated herein by reference to Exhibit (3.1) to the Registrant’s Current Report on Form 8-K, filed on July 23, 2001)

3.2	Amended and Restated Bylaws of Registrant. (as amended on October 5, 2006)

4.2	Form of warrant issued to subscribers in connection with the Registrant’s July 2001 private placement. (incorporated herein by reference to Exhibit (4.1) to the Registrant’s Current Report on Form 8-K, filed on July 23, 2001)

4.3	Form of option issued to the placement agent in connection with the Registrant’s July 2001 private placement. (incorporated herein by reference to Exhibit (4.2) to the Registrant’s Current Report on Form 8-K, filed on July 23, 2001)

4.4	Form of warrant underlying the option issued to the placement agent in connection with the Registrant’s July 2001 private placement. (incorporated herein by reference to Exhibit (4.3) to the Registrant’s Current Report on Form 8-K, filed on July 23, 2001)

10.4(1)	Form of Indemnification Agreement. (incorporated herein by reference to Exhibit (10.5) to the Registrant’s Registration Statement on Form SB-2, Reg. No. 333-23369, filed on March 14, 1997)

10.6(1)	Registrant’s 1997 Stock Plan, as amended effective March 26, 2003, and form of stock option agreement. (incorporated by reference to Exhibit (4.1) to the Registrant’s Registration Statement on Form S-8 Reg. No 333-108868, filed on September 17, 2003)

10.12.1	Voice Mail Services Agreement, dated as of February 8, 2002, by and between the Registrant and AT&T Corp. (incorporated herein by reference to Exhibit (10.1) to the Registrant’s Quarterly Report on Form 10-QSB for the quarterly period ended March 30, 2002, filed on May 15, 2002)

10.12.2	First Amendment to the Voice Mail Services Agreement, dated as of February 8, 2003, by and between the Registrant and AT&T Corp. (incorporated herein by reference to Exhibit (10.1) to the Registrant’s Quarterly Report on Form 10-QSB for the quarterly period ended March 31, 2003, filed on May 14, 2003)

10.16(1)	Amended and Restated Employment Agreement dated as of July 6, 2004 between Registrant and Paul DePond. (incorporated herein by reference to Exhibit (10.16) to the Registrant’s Quarterly Report on Form 10-QSB for the three-month period ended June 30, 2004, filed on August 12, 2004)

10.17(1)	Amended and Restated Employment Agreement dated as of July 6, 2004 between Registrant and Gerald Rice. (incorporated herein by reference to Exhibit (10.17) to the Registrant’s Quarterly Report on Form 10-QSB for the three-month period ended June 30, 2004, filed on August 12, 2004)

10.18(1)	Employment Agreement dated as of July 6, 2004 between Registrant and Rhonda Chicone-Shick. (incorporated herein by reference to Exhibit (10.18) to the Registrant’s Quarterly Report on Form 10-QSB for the three-month period ended June 30, 2004, filed on August 12, 2004)

10.19	Severance Agreement and Release dated September 30, 2004 between the Company and Gaylan I. Larson (incorporated herein by reference to Exhibit (10.19) to the Registrant’s Current Report on Form 8-K, filed on October 1, 2004)

10.20	Amendment No. 1 dated October 14, 2004, to Stock Option Agreement dated as of March 15, 2004 between the Company and Michael Ballard (incorporated herein by reference to Exhibit (10.20) to the Registrant’s Current Report on Form 8-K, filed on October 20, 2004)

10.21	Amendment No. 1 dated October 14, 2004, to Stock Option Agreement dated as of October 11, 2001 between the Company and Michael Ballard (incorporated herein by reference to Exhibit (10.21) to the Registrant’s Current Report on Form 8-K, filed on October 20, 2004)

10.22	Amendment No. 1 dated October 14, 2004, to Stock Option Agreement dated as of October 11, 2001 between the Company and Michael Ballard (incorporated herein by reference to Exhibit (10.22) to the Registrant’s Current Report on Form 8-K, filed on October 20, 2004)

10.23(1)	Employment Agreement dated November 15, 2004 between the Company and Gordon S. Faulmann (incorporated herein by reference to Exhibit (10.19) to the Registrant’s Current Report on Form 8-K, filed on November 17, 2004)

10.24	Nonexclusive Technology License Agreement, dated as of November 24, 2003, by and between Registrant and NCR Corporation. (incorporated herein by reference to Exhibit (10.24) to the Registrant’s Annual Report on Form 10-KSB for the fiscal year ended September 30, 2004, filed on December 22, 2004)

10.25	Patent Purchase Agreement dated March 22, 2006, by and between Notify Technology Corporation and Sunshine Data Ventures LLC. (incorporated herein by reference to Exhibit (10.25) to the Registrant’s Currant Report 8-K, filed on March 24, 2006)

10.26	Amendment to Series A Warrants dated September 12, 2006 (incorporated herein by reference to Exhibit (10.26) to the Registrant’s Current Report on Form 8-K, filed on September 12, 2006)

10.27	Amendment to ComVest Commitment Warrant dated September 12, 2006 (incorporated herein by reference to Exhibit (10.27) to the Registrant’s Current Report on Form 8-K, filed on September 12, 2006)

10.28	Amendment to Unit Purchase Option dated September 12, 2006 with Commonwealth Associates, L.P. (incorporated herein by reference to Exhibit (10.28) to the Registrant’s Current Report on Form 8-K, filed on September 12, 2006)

10.29	Lease, dated as of September 22, 2006 by and between Registrant and Colbur Tech, LLC.

10.30	Lease, dated as of February 27, 2006 by and among Registrant, and Ching C. Poon and Jenny M. Poon.

14.1	Code of Ethics for Principal Executive and Senior Financial Officers (incorporated herein by reference to Exhibit (14.1) to the Registrant’s Annual Report on Form 10-KSB for the fiscal year ended September 30, 2003, filed on December 29, 2003)

16.0	Letter from Burr, Pilger & Mayer LLP, to the Securities and Exchange Commission dated October 18, 2005 (incorporated herein by reference to Exhibit (16) to the Registrant’s Current Report on Form 8-K, filed on October 18, 2005)

23.1	Consent of L.L. Bradford & Company LLC, independent registered public accounting firm

24.1	Power of Attorney (see page 34).

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

+	Confidential treatment has been granted with respect to portions of these exhibits.
(1)	Management compensation plan/contract

ITEM 14. Principal Accountant Fees and Services

Summary of Fees

The following table summarizes the approximate aggregate fees billed to us or expected to be billed to us by our independent auditors for our 2006 and 2005 fiscal years:

Type of Fees	Fiscal Year 2006		Fiscal Year 2005
Audit Fees	$45,400	(4)	$75,385	(1)
Audit-Related Fees	—		12,670	(2)
Tax Fees	15,000	(5)	17,067	(3)
All Other Fees	—		—

Total Fees	$60,400		$105,122

(1)	Includes audit fees billed to us by Burr, Pilger & Mayer LLP.
(2)	Includes $12,670 billed to us by Burr, Pilger & Mayer LLP for review of our Registration Statement on Form SB-2.
(3)	Includes fees for fiscal 2004 and fiscal 2003 income tax preparation billed to us by Burr, Pilger & Mayer LLP.

(4)	Includes audit fees billed to us by L.L. Bradford, LLC and by Burr, Pilger & Mayer LLP.
(5)	Includes fees for fiscal 2005 income tax preparation billed to us by L.L. Bradford, LLC.

Pre-Approval of Independent Auditor Services and Fees

Our audit committee reviewed and pre-approved all audit and non-audit fees for services provided by L.L. Bradford & Company, LLC and Burr, Pilger & Mayer LLP and has determined that the provision of such services to us during fiscal 2006 is compatible with and did not impair L.L. Bradford & Company LLC’s or Burr, Pilger & Mayer LLP’s independence. Burr, Pilger & Mayer LLP provided prior year audit services while L.L. Bradford & Company, LLC was engaged to perform the 2005 fiscal year-end audit and fiscal 2006 audit services. It is the practice of the audit committee to consider and approve in advance all auditing and non-auditing services provided to us by our independent auditors in accordance with the applicable requirements of the Securities and Exchange Commission.

SIGNATURES

In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

NOTIFY TECHNOLOGY CORPORATION

Dated: December 19, 2006	By:	/S/ PAUL F. DEPOND
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

Signature	Title	Date

/S/ PAUL DEPOND Paul DePond	President, Chief Executive Officer and Chairman (Principal Executive Officer)	December 19, 2006

/S/ GERALD RICE Gerald Rice	Chief Financial Officer (Principal Financial and Accounting Officer)	December 19, 2006

/S/ DAVID BREWER David Brewer	Director	December 19, 2006

/S/ ANDREW PLEVIN Andrew Plevin	Director	December 20, 2006

Inder Tallur	Director

/S/ DAVID KVEDERIS David Kvederis	Director	December 19, 2006

/S/ NEIL LICHTMAN Neil Lichtman	Director	December 15, 2006

/S/ MICHAEL ACKS Michael Acks	Director	December 19, 2006

Notify Technology Corporation

Financial Statements

Years ended September 30, 2006 and 2005

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders

Notify Technology Corporation

We have audited the accompanying balance sheet of Notify Technology Corporation as of September 30, 2006, and the related statements of operations, shareholders’ deficit, and cash flows for the years ended September 30, 2006 and 2005. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Notify Technology Corporation at September 30, 2006, and the results of its operations and its cash flows for the years ended September 30, 2006 and 2005, in conformity with accounting principles generally accepted in the United States of America.

/s/    L.L. BRADFORD & COMPANY, LLC

Las Vegas, Nevada

November 8, 2006

Notify Technology Corporation

Balance Sheet

September 30, 2006

Assets
Current assets:
Cash and cash equivalents	$829,406
Accounts receivable, net of allowance for doubtful accounts of $30,000	436,509
Other current assets	53,135

Total current assets	1,319,050

Property and equipment, net	99,623

Total assets	$1,418,673

Liabilities and Shareholders’ Deficit
Current liabilities:
Current portion of capital lease obligations	$18,219
Accounts payable	37,722
Accrued payroll and related liabilities	231,200
Deferred revenue	1,623,606
Other accrued liabilities	122,432

Total current liabilities	2,033,179

Long term portion of capital lease obligations	9,201

Total liabilities	2,042,380

Commitments and contingencies (Note 7)

Shareholders’ deficit:
Preferred stock, $0.001 par value, 5,000,000 shares authorized
Common stock, $0.001 par value, 30,000,000 shares authorized, 13,968,995 shares issued and outstanding at September 30, 2006	13,969
Additional paid-in capital	23,310,903
Accumulated deficit	(23,948,579)

Total shareholders’ deficit	(623,707)

Total liabilities and shareholders’ deficit	$1,418,673

The accompanying notes are an integral part of these financial statements.

Notify Technology Corporation

Statements of Operations

	Years Ended September 30,
	2006	2005
Revenues:
Product revenue	$3,105,463	$3,527,343
Service revenue	1,250,899	1,491,121

Total revenue	4,356,362	5,018,464

Cost of revenues:
Product cost	541,041	1,216,865
Service cost	15,375	66,926

Total cost of revenues	556,416	1,283,791

Gross profit	3,799,946	3,734,673

Operating costs and expenses:
Research and development	975,611	1,040,197
Sales and marketing	1,634,729	1,702,454
General and administrative	1,286,191	1,552,351

Total operating costs and expenses	3,896,531	4,295,002

Loss from operations	(96,585)	(560,329)

Other (income) expenses
Gain from sale of patents	(250,000)	—
Loss on fair value of warrants	470,073	—
Other (income) expense, net	(1,766)	(2,877)

Total other (income) expense, net	218,307	(2,877)

Net loss	$(314,892)	$(557,452)

Basic and diluted net loss per share	$(0.02)	$(0.04)

Weighted-average shares used in computing net loss per share	13,968,995	13,933,461

The accompanying notes are an integral part of these financial statements.

Notify Technology Corporation

Statements of Shareholders’ Equity (Deficit)

	Convertible Redeemable Preferred Stock		Common Stock		Additional Paid-In Capital	Accumulated Deficit	Total Shareholders’ Equity (Deficit)
	Shares	Amount	Shares	Amount
Balance at September 30, 2004	—	$—	13,813,995	$13,814	$22,802,236	$(23,076,235)	(260,185)
Exercise of Employee Options			155,000	155	38,594		38,749
Net loss and comprehensive net loss						(557,452)	(557,452)

Balance at September 30, 2005	—	—	13,968,995	13,969	22,840,830	$(23,633,687)	(778,888)
Reclassification of warrant value					470,073		470,073
Net loss and comprehensive net loss						(314,892)	(314,892)

Balance at September 30, 2006			$13,968,995	$13,969	$23,310,903	$(23,948,579)	(623,707)

The accompanying notes are an integral part of these financial statements.

Notify Technology Corporation

Statements of Cash Flows

	Years Ended September 30,
	2006	2005
Operating activities
Net loss	$(314,892)	$(557,452)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	66,321	106,413
(Gain) loss from sale of fixed assets	(1,981)	(5,943)
Reclassification of warrant liability	470,073	—
Changes in operating assets and liabilities:
Accounts receivable, net	36,433	12,482
Other current assets	5,616	(2,152)
Accounts payable	(9,928)	(16,362)
Accrued liabilities	(144,426)	(324,283)
Deferred revenue	335,740	206,691

Net cash provided by (used in) operating activities	442,956	(580,606)

Investing activities
Expenditures for property and equipment	(16,497)	(43,991)
Proceeds from sale of fixed assets	1,600	7,200

Net cash used in investing activities	(14,897)	(36,791)

Financing activities
Proceeds from exercise of warrants	—	38,750
Payments on capital leases	(22,881)	(23,246)

Net cash provided by (used in) financing activities	(22,881)	15,504

Net increase (decrease) in cash and cash equivalents	405,178	(601,893)
Cash and cash equivalents at beginning of year	424,228	1,026,121

Cash and cash equivalents at end of year	$829,406	$424,228

Supplemental disclosure of non-cash transactions:
Equipment purchased under capital lease	$6,157	$37,705
Supplemental disclosure of cash flow information:
Cash paid for interest	$2,389	$3,318
Cash paid for income taxes	$1,175	$1,100

The accompanying notes are an integral part of these financial statements.

Notify Technology Corporation

Notes to Financial Statements

September 30, 2006

1. Business and Basis of Presentation

Notify Technology Corporation (the Company or Notify), incorporated in California in 1994, is a software developer of enterprise mobility solutions for most wireless handheld devices including the RIM BlackBerry, Palm based products and Windows Mobile based products on a variety of email platforms including various IMAP4 solutions as well as Novell GroupWise and Microsoft Exchange.

The Company has incurred net losses since inception and may incur net losses and negative cash flow from operations for at least the next two or three years. The Company incurred losses of $314,892, $557,452 and $655,908 for the years ended September 30, 2006, 2005 and 2004, respectively. The Company has an accumulated deficit of $23.9 million as of September 30, 2006. During fiscal 2006, the Company financed its operations through the sale of its products and existing cash balances.

The Company chose to replace its historical wireline products starting in fiscal 2001 and although it still receives revenue from its legacy wireline business, it currently focuses all its efforts on its wireless software products by researching and developing new products, enhancing its existing NotifyLink product family and marketing and selling the NotifyLink product line. To date, the NotifyLink product line has not provided sufficient revenue to completely replace the wireline product revenue. If the Company’s wireline revenues decline, it needs to improve the sales of NotifyLink to compensate. The success of the Company’s business operations will depend upon a significant favorable market acceptance for its wireless software products. If the Company is unable to achieve profitable operations from its software wireless products or obtain further financing, then its business may fail.

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

Cash and Cash Equivalents

The Company considers all highly liquid, temporary investments with an original maturity of three months or less when purchased to be cash equivalents. Cash and cash equivalents are deposited in demand and money market accounts in financial institutions in the United States.

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

Notify Technology Corporation

Notes to Financial Statements—(Continued)

Inventories

The Company’s current business does not require inventory and it no longer has any remaining inventory of its legacy products. If inventories were present, they would be stated at the lower of cost or market on a first-in, first-out basis. At September 30, 2006, the value of inventory was zero.

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

Advertising Costs

Advertising costs are expensed as incurred. Advertising costs were $1,010 for the year ended September 30, 2006 and $10,590 for the year ended September 30, 2005.

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

Deferred revenue relates to products where a sales contract has been executed and payment has been received but the obligation to provide services is being recognized over the contractual term of the license.

Research and Development

Based on the Company’s software development process, the time period between the development of new software features and the release of the product is short and capitalization of internal development costs has not been material to date.

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

The Company performs ongoing credit evaluations and generally requires no collateral. The Company maintains reserves for credit losses, and such losses have been within management’s expectations. As of September 30, 2006, one customer accounted for 24% of accounts receivable. Revenue from one customer accounted for 29% and 57% of total revenues for fiscal years ended September 30, 2006 and 2005, respectively.

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

Notify Technology Corporation

Notes to Financial Statements—(Continued)

The following table illustrates the effect on net loss and net loss per share if the Company had applied the fair value recognition provisions of SFAS 123 and SFAS 148 to stock-based employee compensation:

	Fiscal Years
	2006	2005
Net loss, as reported	$(314,892)	$(557,452)
Add: Stock-based employee compensation expense included in reported net loss, net of related tax effects	—	—
Deduct: Total stock-based employee compensation determined under fair value based method for all awards, net of related tax effects	(91,064)	(140,259)

Pro forma net loss	(405,956)	$(697,711)

Net loss per share—Basic and diluted:
As reported	$(0.02)	$(0.04)

Pro forma	$(0.03)	$(0.05)

The fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model with the following weighted average assumptions:

	2006	2005
Expected dividend yield	0.00%	0.00%
Risk-free interest rate	4.76%	3.47%
Expected volatility	166%	132%
Expected life (in years):	3	3
Fair value at grant date	$0.156	$0.215

The Company recognized no compensation expense in fiscal 2006 or in fiscal 2005 related to the grant of options to non-employees.

Net Loss Per Share

Net loss per common share is computed by dividing net loss available to common stockholders by the weighted average number of shares outstanding during the period.

Options to purchase 3,225,000 and 3,333,667 shares of common stock and warrants to purchase 1,871,651 and 1,871,651 shares of common stock were outstanding at September 30, 2006 and 2005, respectively, but were not included in the computation of diluted net loss per share as the effect would be antidilutive.

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

Notify Technology Corporation

Notes to Financial Statements—(Continued)

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

3. Emerging Issues Task Force (EITF) Issue No. 00-19

In accordance with The Emerging Issues Task Force (EITF) Issue No. 00-19, “Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in a Company’s Stock,” the original terms of warrants for Common shares issued in connection with the Series A Preferred offering issued on July 20, 2001, qualified for treatment as a liability on the balance sheet at their fair value until September 12, 2006 when the holders of the warrants signed an amendment changing those terms that made the warrants subject to EITF 00-19.

The terms contained within the original Warrant Agreement that qualified these warrants under EITF 00-19 was the penalty clause that granted the warrant holders a 5% issuance of additional warrants for each month the Company was late in filing reports required by the SEC. Since the terms in the Warrant Agreement did not limit the number of times the penalty clause could be triggered, and because the EITF declared that a Company is not in control of when its filings are effective, the EITF 00-19 guidelines required that the fair market value of the warrants be recognized as a liability on the Company’s balance sheet.

The fair value of the warrants was estimated as of March 31, 2006, June 30, 2006 and September 12, 2006 using the Black-Scholes option-pricing model assuming no dividends and the following assumptions:

	March 2006	June 2006	Sept. 2006	Total
Number of warrants	1,871,151	1,871,151	1,871,151
Risk-free (10-year Treasury yield) interest rate	4.76%	5.16%	4.56%
Remaining contractual life	2.3096	2.0603	1.8082
Volatility factor	166.16%	180.46%	198.91%
Resulting warrant value	$145,252	$457,919	$470,073	$470,073
Loss on FV of warrants	$145,252	$312,667	$12,154	$470,073

This change in value reflects the increase in market price of the Company’s stock in the nine month period ended September 12, 2006. The fair value of the warrants was recorded as “Loss on fair value of warrants” in the Company’s statement of operations, and included in “Warranty liability” on the Company’s balance sheet until September 12, 2006 when the warrant value was reclassified to Equity.

4. Sale of Patents

On February 13, 2006, an agreement was announced to assign certain patents related to the Company’s legacy products that were no longer in production for a one-time payment of $250,000. The assignment was completed in June 2006 and the gain was reported as Other income in the fiscal quarter ended June320, 2006. This assignment was a one-time event and the patents involved were not required for any current or proposed products.

Notify Technology Corporation

Notes to Financial Statements—(Continued)

5. Property and Equipment

Property and equipment consist of the following:

September 30, 2006
Furniture and office equipment	$618,966
Software	49,324
Leasehold improvements	2,246

670,536
Less accumulated depreciation and amortization	(570,913)

$99,623

Property and equipment includes $88,143 of office equipment under capital lease with accumulated amortization of $60,427 at September 30, 2006.

Depreciation and amortization expense was $66,321 and $106,413 for the years ended September 30, 2006 and 2005, respectively.

6. Capital Lease Obligations

During the year ended September 30, 2003, the Company entered into three capital lease agreements for office equipment totaling $51,528, with principal and interest (6.0%) payments due monthly. During the year ended September 30, 2005, the Company entered into one capital lease for office equipment totaling $37,705 with principal and interest (6.0%) due monthly. During the year ended September 30, 2006, the Company entered into one capital lease for office equipment totaling $6,157 with principal and interest (5.8%) due monthly.

Future minimum lease payments under the lease are as follows:

For the year ending September 30,
2007	$19,564
2008	6,851
2009	1,776
2010	1,184

Total minimum lease payments	29,375
Less: amount representing interest	(1,955)

Present value of net minimum lease payments	27,420
Less: current portion	(18,219)

$9,201

7. Guarantees

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

Notify Technology Corporation

Notes to Financial Statements—(Continued)

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

Product Warranty

The Company warrants its products to current paid-up customers and makes available for download service update releases that contain the most up-to-date version of the Company’s products. These software updates are continually maintained and released when available. As such, the Company does not maintain a separate warranty reserve but expenses the cost to create and post any maintenance release as a part of normal operations.

8. Commitments and Contingencies

The Company currently occupies two facilities under operating leases. The San Jose, California facility lease expires in March 2007 and the Canfield, Ohio facility lease expires in October 2008.

Future minimum lease payments are approximately as follows:

Year ending September 30, 2007	$102,085
Year ending September 30, 2008	66,964

$169,049

Facility rent expense totaled approximately $161,000 and $177,000 for the years ended September 30, 2006 and 2005, respectively.

In November 2003, NCR Corporation and Notify Technology Corporation entered into a non-exclusive license agreement that allows the Company to offer certain product features on its Enterprise Mobility Solution that are covered by a patent held by NCR. This agreement requires that a royalty payment be made to NCR based on the revenue from any NotifyLink product that is sold that uses the technology covered by the patent. Payments under this agreement were $80,229 and $49,839 during the fiscal years 2006 and 2005, respectively.

9. Shareholders’ Equity (Deficit)

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

In connection with the offering of Series A preferred stock, the Company issued options to purchase 9.2685 units at a price per unit of $100,000 to the placement agent. Each unit consists of 10,000 shares of Series A preferred stock convertible into an aggregate of 100,000 shares of common stock with a warrant to purchase 35,000 shares of common stock. The option to purchase units expires in July 2008. The warrant is exercisable at any time through July 2008 at a price of $1.00 per common stock. The preferred stock was valued at $1.45 per share while the warrants were valued at $1.38 per share. At September 30, 2006, all of these options were outstanding.

Additionally, the Company also issued a seven year warrant to purchase 118,151 shares of common stock at an exercise price of $1.00 per share to an investment fund in connection with the investment funds commitment to purchase Series A preferred stock for the amount of the difference between $5 million and the aggregate amount of money invested by all other investors in the financing.

During fiscal 2003, 5,000 shares of Series A preferred stock were converted to 50,000 shares of common stock.

Common Stock

The following table summarizes shares of common stock reserved for future issuance by the Company:

September 30, 2006
1997 Stock Option Plan	3,225,000
Warrant agreements	1,871,651

5,096,651

Notify Technology Corporation

Notes to Financial Statements—(Continued)

Warrants to Purchase Common Stock

At September 30, 2006, the Company had the following warrants outstanding:

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

On September 12, 2006, the Company entered into an amendment (the “Warrants Amendment”) to the Warrants to Purchase Shares of Common Stock dated as of July 20, 2001 (the “Warrants”) with Commonwealth Associates, L.P. (“Commonwealth”) and other holders of Warrants holding in the aggregate fifty-four percent (54%) of the outstanding Series A Warrants (as defined in the Warrants). Commonwealth and its affiliates beneficially own approximately forty-four (44%) of the Company’s outstanding stock, assuming the conversion of all shares of preferred stock underlying outstanding unit purchase options. In addition, Inder Tallur, one of the members of the Company’s board of directors, is affiliated with Commonwealth.

The Warrants Amendment amended the terms of the Warrants to limit the maximum number of additional Warrant Shares (as defined in the Warrants) subject to issuance as a result of penalties provided for in Section 10 of the Warrants for certain defaults by the Company described in Section 10 of the Warrants to the number of additional Warrant Shares determined if the Company remained, with respect to its first default, in such default for five consecutive thirty (30) day periods. The original terms of the Warrants did not limit the number of additional Warrant Shares that could be subject to issuance as a result of such defaults and could have theoretically resulted in an infinite number of additional Warrant Shares being subject to issuance for such defaults. This provision subjected the Company to adverse accounting treatment with respect to the Warrants under Emerging Issues Task Force guidance EITF 00-19 “Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, A Company’s Own Stock” (“EITF 00-19”).

The Warrants Amendment is intended to amend the terms that made the Warrants subject to EITF 00-19 and allow them to be reclassified as equity at a value calculated using the Black-Scholes option-pricing model as of September 12, 2006.

In addition, on September 12, 2006, the Company entered into a similar amendment (the “Commitment Warrant Amendment”) to the Commitment Warrant to Purchase 118,151 Shares (Subject to Adjustment) of Common Stock dated as of May 16, 2001 (the “Commitment Warrant”) with ComVest Venture Partners, L.P. (“ComVest”). ComVest holds one hundred percent (100%) of the outstanding Warrants (as defined in the Commitment Warrant). ComVest is an affiliate of Commonwealth.

In addition, on September 12, 2006, the Company entered into an amendment (the “Option Amendment”) to one of the Unit Purchase Options issued in connection with the July 2001 Preferred Stock Offering of the Company (the “Unit Purchase Options”) with Commonwealth.

The Option Amendment amends the form of Warrant attached as Appendix A to Commonwealth’s Unit Purchase Options (the “Option Warrant”) in order to limit the maximum number of additional Warrant Shares (as defined in the Option Warrant) subject to issuance as a result of penalties provided for in Section 10 of the Option Warrant for certain defaults by the Company described in Section 10 of the Option Warrant to the number of additional Warrant Shares determined if the Company remained, with respect to its first default, in such

Notify Technology Corporation

Notes to Financial Statements—(Continued)

default for five consecutive thirty (30) day periods. The original terms of the Option Warrant did not limit the number of additional Warrant Shares that could be subject to issuance as a result of such defaults and could have theoretically resulted in an infinite number of additional Warrant Shares being subject to issuance for such defaults, which would have subjected the Company to adverse accounting treatment with respect to the Option Warrant under EITF 00-19 if such Option Warrant was ever issued.

The Option Amendment was intended to amend the terms that would otherwise make the Option Warrant subject to EITF 00-19 and allow it to be reclassified as equity at a value calculated using the Black-Scholes option-pricing model in the event it is ever issued.

In order to amend each of the outstanding Unit Purchase Options, the holder of each such Unit Purchase Option is required to execute a separate Option Amendment with the Company. Commonwealth’s Unit Purchases Option represents approximately thirty-seven percent (37%) of the outstanding Unit Purchase Options. All remaining outstanding Unit Purchase Options other than Commonwealth’s remain subject to their original terms. None of the Option Warrants are presently outstanding and will be issued only upon exercise of the Unit Purchase Options. Because all of the Option Warrants were not amended as a result of the Option Amendments, the Company could be required in the future to recognize additional charges under EITF 00-19, which would have an adverse effect on its future operating results.

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

	Shares Available for Grant	Options Outstanding
		Number of Shares	Weighted- Average Price
Balance at September 30, 2004	238,738	3,390,924	$1.396
Granted	(475,000)	475,000	$0.260
Cancelled	377,257	(377,257)	$2.465
Exercised	—	(155,000)	$2.198

Balance at September 30, 2005	140,995	3,333,667	$1.181
Granted	(100,000)	100,000	$0.200
Cancelled	208,667	(208,667)	$1.119

Balance at September 30, 2006	249,662	3,225,000	$1.154

Notify Technology Corporation

Notes to Financial Statements—(Continued)

The following table summarizes outstanding and exercisable options at September 30, 2006:

	Options Outstanding			Options Exercisable
Exercise Prices	Number of Options Outstanding	Weighted- Average Remaining Life in Years	Weighted- Average Exercise Prices	Number of Options Exercisable	Weighted- Average Exercise Prices
$0.220 – $0.260	1,550,000	7.38	$0.251	1,256,459	$0.250
$0.320 – $0.490	488,000	5.05	$0.333	488,000	$0.333
$0.800 – $0.906	13,000	2.52	$0.882	13,000	$0.882
$1.600 – $2.375	903,000	4.70	$1.603	903,000	$1.603
$2.750 – $3.875	110,000	3.92	$3.190	110,000	$3.190
$6.125 – $7.656	26,000	3.06	$6.680	26,000	$6.680
$8.813	135,000	3.40	$8.813	135,000	$8.813

	3,225,000	5.93	$1.154	2,931,459	$1.245

10. Income Taxes

Due to operating losses, there is no provision for income taxes for 2005 or 2004. The expected statutory tax benefit of 34% is offset by the inability to recognize an income tax benefit from the net operating losses.

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company’s deferred tax assets for federal and state income taxes are as follows:

Year Ended September 30, 2006
Deferred tax assets:
Net operating loss carryforwards	$6,640,000
Research credit carryforwards	361,000
Other temporary differences	35,000

Total deferred tax assets	7,036,000
Valuation allowance	(7,036,000)

Net deferred tax assets	$—

Realization of deferred tax assets is dependent on future earnings, if any, the timing and amount of which are uncertain. Accordingly, a valuation allowance in an amount equal to the net deferred tax asset has been established to reflect these uncertainties.

As of September 30, 2006, the Company had net operating loss carryforwards of approximately $19,500,000 and $5,000,000 for Federal and California tax purposes, which will expire in the years 2015 through 2025. As of September 30, 2006, the Company also had research and development tax credit carryforwards for federal and California tax purposes of approximately $360,000 and $290,000, respectively. The credits will expire in the years 2016 through 2025, if not utilized. Utilization of the net operating losses and tax credit carryforwards may be subject to a substantial annual limitation due to the ownership change limitations provided by the Internal Revenue Code of 1986, as amended, and similar state provisions. The annual limitation may result in the expiration of net operating losses and tax credit carryforwards before full utilization.

Notify Technology Corporation

Notes to Financial Statements—(Continued)

11. Industry Segment, Customer, and Geographic Information

The Company has one operating segment by which management evaluates performance. The Company sells its products primarily within the United States and Canada to business customers and to a long distance carrier.

All of the Company’s long-lived assets are located in the United States.

EXHIBIT INDEX

3.1.1	Amended and Restated Articles of Incorporation of Registrant as filed with the Secretary of State of California on September 2, 1997. (incorporated herein by reference to Exhibit (3.2) to the Registrant’s Registration Statement on Form SB-2, Reg. No. 333-23369, filed on March 14, 1997)

3.1.2	Certificate of Amendment to the Registrant’s Articles of Incorporation as filed with the Secretary of State of California on March 3, 1998. (incorporated herein by reference to Exhibit (3.1.1) to the Registrant’s Quarterly Report on Form 10-QSB for the quarterly period ended June 30, 2001, filed on August 14, 2001)

3.1.3	Certificate of Amendment to the Registrant’s Articles of Incorporation as filed with the Secretary of State of California on July 12, 2001. (incorporated herein by reference to Exhibit (3.1.2) to the Registrant’s Quarterly Report on Form 10-QSB for the quarterly period ended June 30, 2001, filed on August 14, 2001)

3.1.4	Certificate of Determination, Preferences and Rights of Series A Preferred Stock as filed with the Secretary of State of California on July 13, 2001. (incorporated herein by reference to Exhibit (3.1) to the Registrant’s Current Report on Form 8-K, filed on July 23, 2001)

3.2	Amended and Restated Bylaws of Registrant. (as amended on October 5, 2006)

4.2	Form of warrant issued to subscribers in connection with the Registrant’s July 2001 private placement. (incorporated herein by reference to Exhibit (4.1) to the Registrant’s Current Report on Form 8-K, filed on July 23, 2001)

4.3	Form of option issued to the placement agent in connection with the Registrant’s July 2001 private placement. (incorporated herein by reference to Exhibit (4.2) to the Registrant’s Current Report on Form 8-K, filed on July 23, 2001)

4.4	Form of warrant underlying the option issued to the placement agent in connection with the Registrant’s July 2001 private placement. (incorporated herein by reference to Exhibit (4.3) to the Registrant’s Current Report on Form 8-K, filed on July 23, 2001)

10.4(1)	Form of Indemnification Agreement. (incorporated herein by reference to Exhibit (10.5) to the Registrant’s Registration Statement on Form SB-2, Reg. No. 333-23369, filed on March 14, 1997)

10.6(1)	Registrant’s 1997 Stock Plan, as amended effective March 26, 2003, and form of stock option agreement. (incorporated by reference to Exhibit (4.1) to the Registrant’s Registration Statement on Form S-8 Reg. No. 333-108868, filed on September 17, 2003)

10.12.1	Voice Mail Services Agreement, dated as of February 8, 2002, by and between the Registrant and AT&T Corp. (incorporated by reference to Exhibit (10.1) to the Registrant’s Quarterly Report on Form 10-QSB for the quarterly period ended March 30, 2002, filed on May 15, 2002)

10.12.2	First Amendment to the Voice Mail Services Agreement, dated as of February 8, 2003, by and between the Registrant and AT&T Corp. (incorporated herein by reference to Exhibit (10.1) to the Registrant’s Quarterly Report on Form 10-QSB for the quarterly period ended March 31, 2003, filed on May 14, 2003)

10.16(1)	Amended and Restated Employment Agreement dated as of July 6, 2004 between Registrant and Paul DePond. (incorporated herein by reference to Exhibit (10.16) to the Registrant’s Quarterly Report on Form 10-QSB for the three-month period ended June 30, 2004, filed on August 12, 2004)

10.17(1)	Amended and Restated Employment Agreement dated as of July 6, 2004 between Registrant and Gerald Rice. (incorporated herein by reference to Exhibit (10.17) to the Registrant’s Quarterly Report on Form 10-QSB for the three-month period ended June 30, 2004, filed on August 12, 2004)

10.18(1)	Employment Agreement dated as of July 6, 2004 between Registrant and Rhonda Chicone-Shick. (incorporated herein by reference to Exhibit (10.18) to the Registrant’s Quarterly Report on Form 10-QSB for the three-month period ended June 30, 2004, filed on August 12, 2004)

10.19	Severance Agreement and Release dated September 30, 2004 between the Company and Gaylan I. Larson (incorporated herein by reference to Exhibit (10.19) to the Registrant’s Current Report on Form 8-K, filed on October 1, 2004)

10.20	Amendment No. 1 dated October 14, 2004, to Stock Option Agreement dated as of March 15, 2004 between the Company and Michael Ballard (incorporated herein by reference to Exhibit (10.20) to the Registrant’s Current Report on Form 8-K, filed on October 20, 2004)

10.21	Amendment No. 1 dated October 14, 2004, to Stock Option Agreement dated as of October 11, 2001 between the Company and Michael Ballard (incorporated herein by reference to Exhibit (10.21) to the Registrant’s Current Report on Form 8-K, filed on October 20, 2004)

10.22	Amendment No. 1 dated October 14, 2004, to Stock Option Agreement dated as of October 11, 2001 between the Company and Michael Ballard (incorporated herein by reference to Exhibit (10.22) to the Registrant’s Current Report on Form 8-K, filed on October 20, 2004)

10.23(1)	Employment Agreement dated November 15, 2004 between the Company and Gordon S. Faulmann (incorporated herein by reference to Exhibit (10.19) to the Registrant’s Current Report on Form 8-K, filed on November 17, 2004)

10.24	Nonexclusive Technology License Agreement, dated as of November 24, 2003, by and between Registrant and NCR Corporation. (incorporated herein by reference to Exhibit (10.24) to the Registrant’s Annual Report on Form 10-KSB for the fiscal year ended September 30, 2004, filed on December 22, 2004)

10.25	Patent Purchase Agreement dated March 22, 2006, by and between Notify Technology Corporation and Sunshine Data Ventures LLC. (incorporated herein by reference to Exhibit (10.25) to the Registrant’s Currant Report 8-K, filed on March 24, 2006)

10.26	Amendment to Series A Warrants dated September 12, 2006 (incorporated herein by reference to Exhibit (10.26) to the Registrant’s Current Report on Form 8-K, filed on September 12, 2006)

10.27	Amendment to ComVest Commitment Warrant dated September 12, 2006 (incorporated herein by reference to Exhibit (10.27) to the Registrant’s Current Report on Form 8-K, filed on September 12, 2006)

10.28	Amendment to Unit Purchase Option dated September 12, 2006 with Commonwealth Associates, L.P. (incorporated herein by reference to Exhibit (10.28) to the Registrant’s Current Report on Form 8-K, filed on September 12, 2006)

10.29	Lease, dated as of September 22, 2006 by and between Registrant and Colbur Tech, LLC.

10.30	Lease, dated as of February 27, 2006 by and among Registrant, and Ching C. Poon and Jenny M. Poon.

14.1	Code of Ethics for Principal Executive and Senior Financial Officers (incorporated herein by reference to Exhibit (14.1) to the Registrant’s Annual Report on Form 10-KSB for the fiscal year ended September 30, 2003, filed on December 29, 2003)

16.0	Letter from Burr, Pilger & Mayer LLP, to the Securities and Exchange Commission dated October 18, 2005 (incorporated herein by reference to Exhibit (16) to the Registrant’s Current Report on Form 8-K, filed on October 18, 2005)

23.1	Consent of L.L. Bradford & Company LLC, independent registered public accounting firm

24.1	Power of Attorney (see page 34).

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

+	Confidential treatment has been granted with respect to portions of these exhibits.
(1)	Management compensation plan/contract