Form 10QSB
period 2006-12-31
NOTIFY TECHNOLOGY CORP
filed 2007-02-14
CIK 1031980

U. S. Securities and Exchange Commission

Washington, D.C. 20549

FORM 10-QSB

(Mark One)

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly periods ended December 31, 2006

or

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

(408) 777-7920

(Issuer’s telephone number)

Check whether the issuer (1) filed all reports required to be filed by Section 13 of 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☐    No☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.)    Yes  ☐    No  ☒

As of December 31, 2006 there were 13,968,995 shares of Common Stock outstanding.

Transitional Small Business Disclosure Format

Yes    ☐    No  ☒

PART I. FINANCIAL INFORMATION (unaudited)

Item 1.	Financial Statements

NOTIFY TECHNOLOGY CORPORATION

CONDENSED BALANCE SHEETS

	December 31, 2006	September 30, 2006
	(unaudited)	(1)
Assets
Current assets:
Cash and cash equivalents	$684,584	$829,406
Accounts receivable, net	697,324	436,509
Other current assets	52,547	58,135

Total current assets	1,424,455	1,319,050

Property and equipment, net	96,999	99,623

Total assets	$1,531,454	$1,418,673

Liabilities and shareholders’ deficit
Current liabilities:
Current portion of capital lease obligations	$18,540	$18,219
Accounts payable	66,651	37,722
Accrued payroll and related liabilities	217,493	231,200
Deferred revenue	1,790,481	1,623,606
Other accrued liabilities	108,372	122,432

Total current liabilities	2,201,537	2,033,179
Long term portion of capital lease obligations	4,444	9,201

Total liabilities	2,205,981	2,042,380

Shareholders’ deficit:
Preferred stock, $0.001 par value, 5,000,000 shares authorized	—	—
Common stock, $0.001 par value, 30,000,000 shares authorized, 13, 968,955 shares issued and outstanding	13,969	13,969
Additional paid-in capital	23,321,110	23,310,903
Accumulated deficit	(24,009,606)	(23,948,579)

Total shareholders’ deficit	(674,527)	(623,707)

Total liabilities and shareholders’ deficit	$1,531,454	$1,418,673

(1)	The information in this column was derived from our audited financial statements for the year ended September 30, 2006

See accompanying notes to unaudited condensed financial statements

NOTIFY TECHNOLOGY CORPORATION

CONDENSED UNAUDITED STATEMENTS OF OPERATIONS

	Three-Month Periods Ended December 31,
	2006	2005
Revenue:
Product revenue	$882,515	$1,286,105
Service revenue	148,931	234,852

Total revenue	1,031,446	1,520,957

Cost of revenue:
Product cost	2,350	454,665
Service cost	—	8,098
Royalty payments	23,950	17,245

Total cost of revenue	26,300	480,008

Gross profit	1,005,146	1,040,949

Operating expenses:
Research and development	304,068	234,378
Sales and marketing	447,323	380,192
General and administrative	304,319	311,278

Total operating expenses	1,055,710	925,848

Income (loss) from operations	(50,564)	115,101

Other income (expense), net	(256)	916
SFAS 123(R) (expense)	(10,207)	—

Net income (loss)	$(61,027)	$116,017

Basic net income (loss) per share	$(0.00)	$0.01

Diluted net income (loss) per share	$(0.00)	$0.01

Basic weighted average shares outstanding	13,968,995	13,968,995

Diluted weighted average shares outstanding	N/A	19,173,058

See accompanying notes to unaudited condensed financial statements

NOTIFY TECHNOLOGY CORPORATION

CONDENSED STATEMENTS OF CASH FLOWS

	Three-Month Periods Ended December 31,

	2006	2005
	(Unaudited)
Cash flows provided by (used in) operating activities:
Net loss	$(61,027)	$116,017
Adjustments to reconcile net loss to cash provided by (used in) operating activities:
Depreciation and amortization	10,951	21,852
Gain from the sale of property and equipment	—	(1,600)
FSAS 123(R) Expense	10,207	—
Changes in operating assets and activities:
Accounts receivable	(260,815)	(119,669)
Other current assets	588	7,020
Accounts payable	28,929	(6,010)
Deferred revenue	166,875	40,813
Other accrued liabilities	(27,767)	(101,938)

Net cash used in operating activities	(132,059)	(43,515)

Cash flows provided by (used in) investing activities:
Purchase of property and equipment	(8,327)	(4,312)
Proceeds from the sale of fixed assets	—	1,600

Net cash used in investing activities	(8,327)	(2,712)

Cash flows provided by (used in) financing activities:
Proceeds from exercise of options	—	—
Principal payments on capital lease obligations	(4,436)	(6,780)

Net cash used in financing activities	(4,436)	(6,780)

Net decrease in cash and cash equivalents	(144,822)	(53,007)
Cash and cash equivalents at beginning of period	829,406	424,228

Cash and cash equivalents at end of period	$684,584	$371,221

Supplemental disclosure of cash information
Cash paid for interest	$490	$739
Cash paid for taxes	$—	$—

See accompanying notes to unaudited condensed financial statements

NOTIFY TECHNOLOGY CORPORATION

NOTES TO CONDENSED FINANCIAL STATEMENTS

(UNAUDITED)

1.	BASIS OF PRESENTATION

The accompanying unaudited condensed financial statements of Notify Technology Corporation (referred to as “the Company”, “we”, “us” and “our” unless the context otherwise requires) have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and the instructions of Regulation S-B Item 310(b) and Article 10 of Regulation S-X. The condensed financial statements included herein are unaudited but include all adjustments (consisting only of normal recurring adjustments), which we consider necessary for a fair presentation of the financial position at such date and the operating results and cash flows for those periods. Although we believe that the disclosures in these condensed financial statements are adequate to make the information presented not misleading, certain information normally included in financial statements and related footnotes prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission (SEC). The accompanying condensed financial statements should be read in conjunction with the financial statements and notes thereto included in our Annual Report on Form 10-KSB for the year ended September 30, 2006.

Results for any interim period are not necessarily indicative of results for any other interim period or for the entire year.

2.	LIQUIDITY AND CAPITAL RESOURCES

During fiscal 2006 and the three-month period ended December 31, 2006, we funded our operations through a combination of our gross profit earned from revenue and existing cash balances. Our ability to fund our recurring losses from operations depends upon success of our NotifyLink wireless e-mail notification market solutions. We continue to evaluate our opportunities to obtain further financing. We have no current intention to obtain financing. If financing were to become available on reasonable terms, we would consider the advisability of obtaining financing.

A significant characteristic of our business is the sale of our products customarily in the form of annual contracts paid for upon signing but the revenue amortized over the twelve month service period. As our installed base grows, this practice increases the deferred revenue liability on the balance sheet as we add new contracts faster than old contracts expire. The major cost of operations is comprised of (1) the engineering design of our product offered for sale and (2) the physical sale of a contract that requires both direct sales effort and customer service hours to facilitate a trial period of our software prior to purchase. The change in the NotifyLink deferred revenue to $1,790,481 as of December 31, 2006 from $1,328,680 as of December 31, 2005 combined with the revenue improvement on the income statement is an indicator of product sales improvement during the period. Deferred revenue also represents the obligation to service the contracts underlying the revenue. However, the cash flow required to service the contracts is significantly less than the amortized revenue recognized each month.

We also continue to generate revenue from the service portion of our Visual Got Mail Solution until the beginning of March 2007 when our customer will terminate the program due to a merger and reorganization. Consequently, we consider the Visual Got Mail Solution an obsolete product.

Our continued operations depend on the cash flow from both the NotifyLink and the balance of the Visual Got Mail Solution service revenue. We have largely replaced the revenue that will be lost from the Visual Got Mail Solution program but its termination will make it particularly important that we continue to increase the positive income statement impact of the NotifyLink revenues. In the event our NotifyLink revenue is interrupted, we would have to reduce our operations to service our exiting contract obligations unless we secured additional financing. If we were unable to achieve NotifyLink revenue improvements or secure financing, we would have to restructure our business to reduce costs.

In the event we require additional capital, we cannot predict whether we will be able to obtain financing on commercially reasonable terms, if at all. Any future financings may take the form of debt or

NOTIFY TECHNOLOGY CORPORATION

NOTES TO CONDENSED FINANCIAL STATEMENTS

(UNAUDITED)

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

3.	NET INCOME (LOSS) PER SHARE

The net loss per share for the three month period ended December 31, 2006 was a loss of $(0.00) compared to a gain of $0.01 for the same period in the prior year. Options to purchase 3,225,000 and 3,323,250 shares of common stock and warrants to purchase 1,871,651 and 1,871,651 shares of common stock were outstanding at December 31, 2006 and 2005, respectively. The outstanding options and warrants were not included in the computation of diluted net loss per share for the three month periods ended December 31, 2006 and December 31, 2005.

4.	FINANCING ACTIVITIES

In accordance with The Emerging Issues Task Force (EITF) Issue No. 00-19, “Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in a Company’s Stock,” the terms of our warrants for Common shares issued in connection with our Series A Preferred offering issued on July 20, 2001, qualified for treatment as a liability on our balance sheet at their fair value during much of fiscal 2006.

On September 12, 2006, the Company entered into an amendment (the “Warrants Amendment”) to the Warrants to Purchase Shares of Common Stock dated as of July 20, 2001 (the “Warrants”) with Commonwealth Associates, L.P. (“Commonwealth”) and other holders of Warrants holding in the aggregate fifty-four percent (54%) of the outstanding Series A Warrants (as defined in the Warrants).

The Warrants Amendment amended the terms that made the Warrants subject to EITF 00-19 and allowed them to be reclassified as equity on September 12, 2006 at the then calculated value using the Black-Scholes option-pricing model.

In addition, we have outstanding 9.2685 Unit Purchase Options that, if ever executed, provides for the issuance of 926,772 common shares and 324,397 warrants. On September 12, 2006, the Company entered into an amendment (the “Option Amendment”) to one of the Unit Purchase Options issued in connection with the July 2001 Preferred Stock Offering of the Company (the “Unit Purchase Options”) with Commonwealth.

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

5.	ACCOUNTING FOR STOCK BASED COMPENSATION

On October 1, 2006 the Company adopted Statement of Financial Accounting Standards (SFAS) No. 123 (revised 2004), “Share-Based Payment,” requiring the Company to recognize expense related to the fair value of its employee stock option awards. The Company recognizes the cost of all share-based awards on a graded vesting basis over the vesting period of the award. Total stock compensation expense recognized by the Company during the three months ended December 31, 2006 was $10,207.

Prior to October 1, 2006, the Company accounted for its stock option plans under the recognition and measurement provisions of APB Opinion No. 25, “Accounting for Stock Issued to Employees,” and

NOTIFY TECHNOLOGY CORPORATION

NOTES TO CONDENSED FINANCIAL STATEMENTS

(UNAUDITED)

related Interpretations, as permitted by SFAS No. 123, “Accounting for Stock-Based Compensation.” Effective October 1, 2006, the Company adopted the fair value recognition provisions of SFAS No. 123(R), using the modified-prospective-transition method. Under that transition method, compensation cost recognized in fiscal 2007 includes: (a) compensation cost for all share-based payments granted prior to, but not yet vested as of October 1, 2006, based on the grant date fair value estimated in accordance with the original provisions of SFAS No. 123, and (b) compensation cost for all share-based payments granted subsequent to October 1, 2006, based on the grant-date fair value estimated in accordance with the provisions of SFAS No. 123(R). Results for prior periods have not been restated.

As a result of adopting SFAS 123(R) on October 1, 2006, the Company’s income before income taxes and net income for the period ended December 31, 2006, was $10,207 lower, than if the Company had continued to account for share-based compensation under Opinion 25. Basic and diluted earnings per share for the period ended December 31, 2006 would have both been $(.00), if the Company had not adopted SFAS No. 123(R). Prior to the adoption of SFAS No. 123(R), the Company presented all tax benefits of deductions resulting from the exercise of stock options as operating cash flows in the Statement of Cash Flows. Beginning on October 1, 2006 the Company changed its cash flow presentation in accordance with SFAS No. 123(R) which requires the cash flows resulting from the tax benefits resulting from tax deductions in excess of the compensation cost recognized for those options (excess tax benefits) to be classified as financing cash flows.

The Company did not grant any options in the three-month period ended December 31, 2006.

The Company estimated the fair value of its option awards granted prior to October 1, 2006 using the Black-Scholes option-pricing formula. The Black-Scholes option pricing model was used with the following weighted-average assumptions for grants made in the following years:

Black-Scholes Option Valuation Assumptions	2006	2005	2004

Fair value of options granted during the period	$15,600	$101,982	$30,777

Expected term (in years)	4.0	4.0	4.0

Expected volatility	140%	132%	117%

Expected dividend yield	0.0%	0.0%	0.0%

Risk free rate	3.0%	3.5%	5.0%

NOTIFY TECHNOLOGY CORPORATION

NOTES TO CONDENSED FINANCIAL STATEMENTS

(UNAUDITED)

The following table illustrates the effect on net income and earnings per share if the Company had applied the fair value recognition provisions of SFAS 123 “Accounting for Stock-Based Compensation,” to options granted under the Company’s stock option plans during the three month period ended December 31, 2005. For purposes of this pro forma disclosure, the value of the options is amortized to expense on a graded vesting basis over a three year vesting period and forfeitures are recognized as they occur. The Company’s pro forma information follows for the three months ended December 31, 2005:

December 31, 2005
Net income, as reported	$116,017

Total stock-based employee compensation expense determined under fair value based method for all option awards, net of related tax effects	(27,094)

Pro forma net income	$88,923

Basic earnings per share as reported	$0.01

Basic earnings per share pro forma	$0.01

Diluted earnings per share:
As reported	$0.01

Pro forma	$0.01

The following table summarizes the stock option transactions for the quarter ended December 31, 2006:

Stock Options	Shares	Weighted Average Price	Aggregate Intrinsic Value
Outstanding at October 1, 2006	3,225,000	$1.18	—

Granted	—	—	—

Exercised	—	—	—

Forfeited	—	—	—

Outstanding at December 31, 2006	3,225,000	$1.18	—

Exercisable at December 31, 2006	3,081,248	$1.20	—

The aggregate intrinsic value of options exercised during the first quarters ended December 31, 2006 and December 31, 2005 was zero.

6.	PRODUCT WARRANTY

The Company warrants its products for a specific period of time, generally twelve months, against material defects. The Company provides for the estimated future costs of warranty obligations in cost of sales when the related revenue is recognized. The accrued warranty cost represents the best estimate at the time of sale of the total costs that the Company expects to incur to repair or replace product parts, which fail while still under warranty. The amount of accrued estimated warranty costs are primarily based on historical experience as to product failures as well as current information on repair costs. On a quarterly basis, the Company reviews the accrued balances and updates the historical warranty cost trends. The Company ceased shipping Visual Got Mail CPE in 2004 and had no Visual Got Mail CPE under warranty during the three-month period ended December 31, 2006.

NOTIFY TECHNOLOGY CORPORATION

NOTES TO CONDENSED FINANCIAL STATEMENTS

(UNAUDITED)

7.	RECENT ACCOUNTING PRONOUNCEMENTS

In June 2006, the FASB issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes — an interpretation of FASB Statement No. 109” (FIN 48). FIN 48 prescribes a recognition threshold and measurement attribute for financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return, and also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. FIN 48 is effective for fiscal years beginning after December 15, 2006. The Company is currently evaluating the impact of adopting FIN 48 on its financial statements.

In September 2006, the FASB issued FASB Statement No. 157, Fair Value Measurements (SFAS 157). The standard provides guidance for using fair value to measure assets and liabilities. The standard also responds to investors’ requests for expanded information about the extent to which companies measure assets and liabilities at fair value, the information used to measure fair value, and the effect of fair value measurements on earnings. The standard applies whenever other standards require or permit assets or liabilities to be measured at fair value. The standard does not expand the use of fair value in any new circumstances. SFAS 157 must be adopted prospectively as of the beginning of the year it is initially applied. SFAS 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. The Company is currently evaluating the impact this standard will have on its financial statements.

In September 2006, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 108, “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in the Current Year Financial Statements” (SAB 108). SAB 108 addresses how the effects of prior-year uncorrected misstatements should be considered when quantifying misstatements in current-year financial statements. SAB 108 requires an entity to quantify misstatements using a balance sheet and income-statement approach and to evaluate whether either approach results in quantifying an error that is material in light of relevant quantitative and qualitative factors. The guidance is applicable for fiscal years ending after November 15, 2006. The Company currently does not believe that SAB 108 will have a material impact on its financial statements.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

FORWARD LOOKING STATEMENTS

This Quarterly Report on Form 10-QSB contains forward-looking statements, within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, which involve risks and uncertainties. Forward-looking statements generally include words such as “may,” “will,” “plans,” “seeks,” “expects,” “anticipates,” “outlook,” “intends,” “believes” and words of similar import as well as the negative of those terms. In addition, any statements that refer to expectations, projections or other characterizations of future events or circumstances, including any underlying assumptions, are forward-looking statements. All forward-looking statements included in this Quarterly Report on Form 10-QSB, including, but not limited to, statements regarding the future growth of our wireless product line; statements regarding future revenue from our products; statements regarding our future success; statements regarding future costs; statements regarding future research and development efforts; statements regarding competition in the market for wireless products; statements regarding future patent applications; statements regarding future financial results; statements regarding future plans to extend our product line; statements regarding the sufficiency of our existing cash balances to fund our operations; and statements regarding the effect of future financings on our existing shareholders are based on current expectations and are subject to important factors that could cause actual results to differ materially from those projected in the forward-looking statements. Such important factors include, but are not limited to, those discussed below under “Risk Factors” and elsewhere in this Quarterly Report and in other documents we file with the U.S. Securities and Exchange

NOTIFY TECHNOLOGY CORPORATION

NOTES TO CONDENSED FINANCIAL STATEMENTS

(UNAUDITED)

Commission. When reading the sections titled “Results of Operations” and “Financial Condition,” you should also read our unaudited condensed financial statements and related notes included elsewhere herein, our Annual Report on Form 10-KSB for the fiscal year ended September 30, 2006, and the section below entitled “Risk Factors.” We disclaim any obligation to update any forward-looking statements as a result of developments occurring after the date of this Quarterly Report.

RESULTS OF OPERATIONS

Three-Month Periods Ended December 31, 2006 and 2005

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

Revenue for the three month period ended December 31, 2006 decreased to $1,031,446 from $1,520,957 for the three month period ended December 31, 2005. A significant part of the decrease was due to the product mix in the three month period ended December 31, 2005 containing $675,387 of legacy hardware product that was discontinued prior to the three-month period ended December 31, 2006. Our wireless NotifyLink product line revenue improved to $882,515 from $610,020 for the three-month periods ended December 31, 2006 and 2005, respectively. The service portion of the Visual Got Mail solution, which is a declining product, was $148,931 in the three month period ended December 31, 2006 compared to $234,852 in the comparable period of fiscal 2006. This Visual Got Mail Solution service revenue will cease on February 28, 2007 as the result of our customer merging with another entity.

Our NotifyLink product line is our primary focus and is an email and Personal Information Management (PIM) system designed for business users. We are a provider of secure real time wireless synchronization of email, calendar, contacts and tasks, supporting any BlackBerry, Palm and Windows Mobile Wireless device on all major cellular voice and data networks worldwide. The NotifyLink solution provides users with bi-directional mobile “automatic” synchronization of emails sent to end users’ email mailbox and all emails originated forwarded and replied to from the mobile device will be synchronized with the user’s desktop. The transmitted information keeps personal calendars continually up to date at both the server level and the mobile device level.

The Visual Got Mail Solution service consists of a subscription service, operated by us, which links CPE hardware product to our customer’s voice mail platform. We receive a monthly subscription service fee for each active voice mail user on our customer’s service. In June 2004, our sole customer for this solution made a decision to cease marketing the product that our services support and the installed base of customers is slowly declining. We have received written notice that our customer will be terminating the product that our service supports on February 28, 2007. Subsequently, our contact will end at the same time.

We sell our products primarily in the United States directly to business users, resellers and one long distance telephone carrier. The NotifyLink and Visual Got Mail Solution revenue accounted for 86% and 14%, respectively, of total revenue in the three-month period ended December 31, 2006 and 40% and 58%, respectively, of total revenue in the three-month period ended December 31, 2005. The 14% of Visual Got Mail revenue is concentrated in one customer with the NotifyLink revenue spread out among many different customers during the three month period ended December 31, 2006.

Cost of Revenue

Cost of revenue consists primarily of the inventory cost of our products and royalties on our NotifyLink sales. Cost of revenue decreased to $26,300 in the three-month period ended December 31, 2006 from $480,008 for the three-month period ended December 31, 2005. The decrease in the cost of revenue is due to the change in product mix from hardware sales to software sales.

NOTIFY TECHNOLOGY CORPORATION

NOTES TO CONDENSED FINANCIAL STATEMENTS

(UNAUDITED)

Our gross margin increased to 97.5% in the three month period ended December 31, 2006 compared to a gross margin of 68.4% in the three-month period ended December 31, 2005. The high gross margins in the three-month period ended December 31, 2007 are because the major costs of the business consist of product design and sales and support, both of which fall below the line in operating expenses. The lower gross margin in the three-month period ended December 31, 2006 are because of the inventory cost of the hardware product recognized in that period.

Our gross margin has historically been affected by a number of factors, including product mix, product demand, pricing pressures, warranty costs, and timing. The most significant historical fluctuations have been associated with our legacy CPE product sales but we have ceased manufacturing and selling CPE. We are still subject to product demand and pricing pressures as our sales have transitioned to software and service products but we will no longer experience the more significant changes that have been historically caused by hardware versus software and service sales.

Research and development

Research and development expenses consist primarily of personnel costs and support expenses. Research and development expenses increased to $304,068 for the three-month period ended December 31, 2006 from $234,378 for the three-month period ended December 31, 2005. This increase reflects the growth in our design and test staff required to support our expanding product lines and the advance of wireless devices available to users. R&D is a critical factor in a growing technical market. Consequently, we will continue investing in this area as resources allow. There can be no assurance that the market will continue to accept our wireless products.

Sales and marketing

Sales and marketing expense consists primarily of personnel, travel costs and sales commissions related to our sales effort of the NotifyLink product line. Sales and marketing costs increased to $447,323 for the three month period ended December 31, 2006 from $380,192 for the three month period ended December 31, 2005. We use an internal sales force and a customer support staff to facilitate the NotifyLink sales process. The increase in sales expense is due to the addition of sales staff and commissions on improved NotifyLink revenue. In contrast, the Visual Got Mail Solution sales are completely supported at the executive staff level.

We anticipate that sales and marketing expenses will increase in future quarters as we hire additional sales and customer support personnel and attempt to expand our existing and create new distribution channels.

General and administrative

General and administrative expense consists of general management and finance personnel costs, insurance expense, occupancy costs, professional fees and other general corporate expenses. General and administrative expenses decreased to $304,319 for the three-month period ended December 31, 2006 from $311,278 for the three-month period ended December 31, 2005.

We expect that general and administrative expense may increase in future quarters as we become subject to more of the requirements mandated by Sarbanes-Oxley Act.

LIQUIDITY AND CAPITAL RESOURCES

During fiscal 2006 and the three-month period ended December 31, 2006, we funded our operations through a combination of cash generated from customers and existing cash balances. On a net basis, we used more cash than we generated from operating activities during the three-month period ended December 31, 2006. Our ability to

NOTIFY TECHNOLOGY CORPORATION

NOTES TO CONDENSED FINANCIAL STATEMENTS

(UNAUDITED)

fund our recurring losses from operations depends upon success of our NotifyLink wireless e-mail notification market solution. We continue to evaluate our opportunities to obtain further financing. We have no current intention to obtain financing. If financing were to become available on reasonable terms, we would consider the advisability of obtaining financing.

A significant characteristic of our business is the sale of our products customarily in the form of annual contracts paid for upon signing but the revenue amortized over the twelve month service period. As our installed base grows, this practice increases the deferred revenue liability on the balance sheet as we add new contracts faster than old contracts expire. The major cost of operations is comprised of (1) the engineering design of our product offered for sale and (2) the physical sale of a contract that requires both direct sales effort and customer service hours to facilitate a trial period of our software prior to purchase. The change in the NotifyLink deferred revenue to $1,790,481 as of December 31, 2006 from $1,328,680 as of December 31, 2005 combined with the revenue improvement on the income statement is an indicator of product sales improvement during the period. Deferred revenue also represents the obligation to service the contracts underlying the revenue. However, the cash flow required to service the contracts is significantly less than the revenue recognized each month.

We also continue to generate revenue from the service portion of our Visual Got Mail Solution until March 2007 when our customer will terminate the program due to a merger and reorganization. Consequently, we consider the Visual Got Mail Solution an obsolete product.

Our continued operations depend on the cash flow from both the NotifyLink and the balance of the Visual Got Mail Solution service revenue. We have largely replaced the revenue that will be lost from the Visual Got Mail Solution program but its termination will make it particularly important that we continue to increase the positive income statement impact of the NotifyLink revenues.

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

In the event our revenue is interrupted, we would have to reduce our operations to service our exiting contract obligations unless we secured additional financing, which may not be available. If we were unable to achieve NotifyLink revenue improvements or secure financing, we would have to restructure our business to reduce costs.

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

At December 31, 2006, we had cash and cash equivalents of $684,584. Over the last several years, we have financed our operations primarily through revenue from operations and existing cash balances. The net cash used in operating activities equaled $132,059 in the three-month period ended December 31, 2006 versus net cash used by operating activities of $43,515 in the three-month period ended December 31, 2005. The cash used in operations in the three-month period ended December 31, 2007 was a combination of a net loss of $61,027, an increase in accounts receivable of $260,815 due to strong NotifyLink sales and an increase of accounts payable of $28,929. The net cash used in the three-month period ended December 31, 2005 was attributable to a net gain of $116,017 offset by an increase in accounts receivable of $119,669 and a decrease of $101,938 in other accrued liabilities We anticipate that we will have negative cash flow from time to time in operating activities in future quarters and years.

NOTIFY TECHNOLOGY CORPORATION

NOTES TO CONDENSED FINANCIAL STATEMENTS

(UNAUDITED)

Net cash provided by investing activities was an outflow of $8,327 for asset purchases during the three-month period ended December 31, 2006. There was a net cash outflow of $4,312 from the purchase of fixed assets offset by $1,600 in sales of assets in the three-month period ended December 31, 2005.

Net cash provided by financing activities was an outflow of $4,436 and an outflow of $6,780 for the three-month periods ended December 31, 2006 and 2005, respectively. The net cash inflow for the three-month period ended December 31, 2006 was due to $4,436 of payments on capital leases and the outflow for the three-month period ended December 31, 2005 was due to $6,780 in payments on capital leases.

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

A significant portion of our revenue is derived from the sale of a single solution to a single customer and that customer is changing their business commitment to the market in which our product is sold

For the three-month period ended December 31, 2006, 14% of our revenue came from the sale of our Visual Got Mail Solution service to a single competitive provider of local phone services. In July 2004, the customer changed its business position in the market in which our product is sold and terminated its outbound marketing efforts. Although our customer continues to purchase our service product from us, we have been notified that our customer will be terminating the product that our service supports, thereby terminating our service on February 28, 2007. We have no alternative distribution channel for our Visual Got Mail Solution and in the future we will have to rely exclusively on our NotifyLink product revenue to support operations. If we are unable to increase our NotifyLink product revenues for any reason, it would have a material and adverse effect on our business, operating results, and financial condition.

We have a history of losses, and there is no assurance of future profitability

We commenced operations in August 1994 and through January 1996 were engaged primarily in research and development. We introduced the Visual Got Mail Solution in fiscal 2001 and made a subsequent decision in fiscal 2003 to refocus our strategy on developing and selling software applications for the wireless data market. Accordingly, our business has changed substantially in recent years, making it difficult to make period-to-period comparisons of our operations, and we face all of the risks and uncertainties encountered by early-stage companies. For the fiscal years ended September 30, 2006, 2005, 2004 and 2003, we incurred net losses of $314,892, $557,452, $655,908 and $1,100,475, respectively. We incurred net loss of $61,027 for the three month period ended December 31, 2006 and as of December 31, 2006 we had an accumulated deficit of $24,009,606 and a working capital deficit of $777,082. Although we were cash positive in fiscal 2006, we anticipate having negative cash flow from operating activities from time to time in future quarters and years. We also expect to incur further operating losses in future quarters and years until such time, if ever, as there is a substantial increase in orders for our products and product sales generating sufficient revenue to fund our continuing operations. There can be no assurance that sales of our products will ever generate significant revenue, that we will ever generate positive cash flow from our operations or that we will attain or thereafter sustain profitability in any future period.

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

NOTIFY TECHNOLOGY CORPORATION

NOTES TO CONDENSED FINANCIAL STATEMENTS

(UNAUDITED)

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

We may be unable to generate the capital necessary to support our planned level of research and development activities or to manufacture and market our products. Financing may not be available to us when and if required or on commercially reasonable terms

At December 31, 2006, we had an accumulated deficit of $24,009,606 and incurred net loss of $61,027 for the three month period ended December 31, 2006. We had a working capital deficit at that date of $777,082. Our recently developed NotifyLink products will need to attain favorable market acceptance in order for us to be able to continue our research and development activities and to fund operating expenses at current levels. Regardless, because our NotifyLink wireless product line has not provided sufficient contributions to our revenue to date to operate profitably without the contribution of our Visual Got Mail Solution service revenue, the success of our business operations will depend upon a significant favorable market acceptance for our new wireless software products and our ability to obtain further financing. Obtaining additional financing will be subject to a number of factors including market conditions, investor acceptance of our business plan, and investor sentiment. These factors may make the timing, amount, terms and conditions of additional financing unattractive or unavailable to us. If we are unable to raise additional financing, we will have to rely on our operations for cash flow or significantly reduce our spending, delay or cancel planned activities or substantially change our current corporate structure. In such an event, we intend to implement expense reduction plans in a timely manner. However, these actions would have material adverse effects on our business, results of operations, and prospects, resulting in a possible failure of our business. Any financing would be expected to substantially dilute the interests of our existing stockholders.

Our quarterly operating results may vary

We anticipate that we will experience significant fluctuations in our operating results in the future. Fluctuations in operating results may cause the price of our common stock to be volatile. Operating results may vary as a result of many factors, including the following:

•	the termination of our long distance customer to the voice mail business underlying our voice mail notification business;

•	our level of research and development;

•	our sales and marketing activities;

•	announcements by us or our competitors;

•	size and timing of orders from customers;

NOTIFY TECHNOLOGY CORPORATION

NOTES TO CONDENSED FINANCIAL STATEMENTS

(UNAUDITED)

•	new product introductions by us or our competitors;

•	future market acceptance of our products;

•	licensing costs of patent conflicts; and

•	price erosion.

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

Our products may not be accepted

We announced the launch of our new NotifyLink web based service and our NotifyLink Desktop products in November 2000. We released improved versions of the NotifyLink product throughout fiscal 2003 and 2004. The NotifyLink family, the Hosted product, was introduced in November 2004. Our newest IMAP product, released in August 2005 with periodic release of software support for additional partners since then, has expanded our product offering to the IMAP market where few wireless email and PIM solutions are available. To date, we have received increasing but limited revenue from the sale of these products. We do not believe our sales to date are sufficient to determine whether or not there are sufficient consumers or business demand for our products to bring us to profitability.

We intend to devote resources to sales and marketing efforts of the NotifyLink product line and to promote general consumer and business interest in our products. There can be no assurance that such efforts will be successful or that significant market demand for our products will ever develop.

We depend on a limited number of potential customers and need to develop marketing channels

We are building a formal referral channel and participate in informal referral arrangements with several wireless carriers, 2way wireless device manufacturers and one net ware company for the sale of our NotifyLink products and services where our products assist in the sales of their products. We have a limited direct sales force to sell our NotifyLink products and services to eventual users and we rely upon both formal and informal referral arrangements to provide leads for our NotifyLink products. To date, most of our referral arrangements are formal and we will receive referrals only to the extent that our referral partners successfully refer our products and services to potential users. There can be no assurance that we will achieve a significant volume of sales of our NotifyLink products and services to end users or that we will continue to receive referrals from our formal arrangements. Our Enterprise solution product is sold into an emerging market and we have not yet achieved sufficient growth in our sales to operate profitably without contribution from our Visual Got Mail Solution, whose sales are expected to be limited to service revenue from a gradually declining installed base.

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

NOTIFY TECHNOLOGY CORPORATION

NOTES TO CONDENSED FINANCIAL STATEMENTS

(UNAUDITED)

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

We face significant competition

We believe the market for our wireless products is highly competitive and that competition is likely to intensify. In the market for wireless email notification and management software, we compete with Research In Motion Limited, Consilient Technologies Corp., Visto and Good Technology. Our Visual Got Mail Solution indirectly competes with a single alternate Voice Mail notification service offered by local exchange carriers such as AT&T and Verizon. Many of these companies have greater financial, technical and marketing resources than we do. In addition, there are several companies with substantially greater technical, financial and marketing resources than we have that could produce competing products. These companies include wireless software providers such as Consilient Technologies Corp., Visto and Good Technology. We expect that to the extent that the market for our products develops, competition will intensify and new competitors will enter the market. We may not be able to compete successfully against existing and new competitors as the market for our products evolves and the level of competition increases. A failure to compete successfully against existing and new competitors would materially and adversely affect our business, revenue, operating results, and financial condition.

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

We depend on key executives

Our potential for success depends significantly on key management employees, including our Chairman, President and Chief Executive Officer, Paul F. DePond, our Vice President of Development, Rhonda Chicone-Shick and our Chief Financial Officer, Gerald W. Rice. We have entered into employment agreements with these three key management employees. The loss of their services or those of any of our other key employees would materially adversely affect us. We also believe that our future success will depend in large part on our ability to attract and retain additional highly skilled technical, management, sales and marketing personnel. If we were unable to hire the necessary personnel, the development of new products and enhancements to current products would likely be delayed or prevented. Competition for these highly-skilled employees is intense. Therefore, there can be no assurance that we will be successful in retaining our key personnel and in attracting and retaining the personnel we require for expansion.

NOTIFY TECHNOLOGY CORPORATION

NOTES TO CONDENSED FINANCIAL STATEMENTS

(UNAUDITED)

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

Our directors and their affiliates hold a large percentage of our stock and their interests may differ from other stockholders

As of December 31, 2006, Commonwealth Associates LP and RMC Capital, together with their respective affiliates, beneficially owned, in the aggregate, approximately 45% of our outstanding common stock assuming the conversion of all outstanding warrants, preferred unit options and options held by such parties that were exercisable within 60 days of December 31, 2006. In addition, representatives of both Commonwealth Associates LP and RMC Capital currently serve as directors of Notify. These stockholders have significant influence over most matters requiring approval by stockholders, including the election of directors, any amendments to our certificate of incorporation and significant corporate transactions.

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

NOTES TO CONDENSED FINANCIAL STATEMENTS

(UNAUDITED)

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

In accordance with Section 10A(i)(2) of the Securities Exchange Act of 1934, as added by Section 202 of the Sarbanes-Oxley Act of 2002, we are required to disclose the non-audit services approved by our audit committee to be performed by L.L. Bradford & Company, LLC (“Bradford”), our external auditors. Non-audit services are defined as services other than those provided in connection with an audit or a review of the financial statements of a company. Our audit committee has approved the engagement of Bradford for non-audit services in fiscal 2007, including tax related services.

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

NOTIFY TECHNOLOGY CORPORATION

Dated: February 14, 2007
/s/ Gerald W. Rice
Chief Financial Officer
(Principal Financial and Accounting Officer)