Form 10QSB
period 2007-03-31
NOTIFY TECHNOLOGY CORP
filed 2007-05-15
CIK 1031980

U. S. Securities and Exchange Commission

Washington, D.C. 20549

FORM 10-QSB

(Mark One)

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2007

or

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

As of March 31, 2007 there were 13,968,995 shares of Common Stock outstanding.

Transitional Small Business Disclosure Format    Yes  ☐    No  ☒

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

NOTIFY TECHNOLOGY CORPORATION

CONDENSED BALANCE SHEETS

	March 31, 2007	September 30, 2006
	(unaudited)	(1)
Assets
Current assets:
Cash and cash equivalents	$1,005,291	$829,406
Accounts receivable, net	369,904	436,509
Other current assets	61,661	53,135

Total current assets	1,436,856	1,319,050

Property and equipment, net	98,039	99,623

Total assets	$1,534,895	$1,418,673

Liabilities and shareholders' deficit
Current liabilities:
Current portion of capital lease obligations	$14,916	$18,219
Accounts payable	53,812	37,722
Accrued payroll and related liabilities	247,597	231,200
Deferred revenue	1,886,448	1,623,606
Other accrued liabilities	136,260	122,432

Total current liabilities	2,339,033	2,033,179
Long term portion of capital lease obligations	3,553	9,201

Total liabilities	2,342,586	2,042,380

Shareholders' deficit:
Preferred stock, $0.001 par value, 5,000,000 shares authorized	—	—
Common stock, $0.001 par value, 30,000,000 shares authorized, 13,968,955 shares issued and outstanding	13,969	13,969
Additional paid-in capital	23,330,882	23,310,903
Accumulated deficit	(24,152,542)	(23,948,579)

Total shareholders’ deficit	(807,691)	(623,707)

Total liabilities and shareholders' deficit	$1,534,895	$1,418,673

(1)	The information in this column was derived from our audited financial statements for the year ended September 30, 2006

See accompanying notes to unaudited condensed financial statements

NOTIFY TECHNOLOGY CORPORATION

CONDENSED UNAUDITED STATEMENTS OF OPERATIONS

	Three-Month Periods Ended March 31,		Six-Month Periods Ended March 31,
	2007	2006	2007	2006
Revenue:
Product revenue	$900,572	$675,783	$1,783,087	$1,961,890
Service revenue	89,060	211,023	237,991	445,874

Total revenue	989,632	886,806	2,021,078	2,407,764

Cost of Revenue:
Product cost	5,956	2,731	8,306	457,396
Service cost	—	7,277	—	15,375
Royalty payments	26,163	18,653	50,113	35,898

Total cost of sales	32,119	28,661	58,419	508,669

Gross profit	957,513	858,145	1,962,659	1,899,095

Operating expenses:
Research and development	312,959	228,068	617,027	462,446
Sales and marketing	430,063	438,093	877,386	818,286
General and administrative	360,240	324,786	674,766	636,065

Total operating expenses	1,103,262	990,947	2,169,179	1,916,797

Income (loss) from operations	(145,749)	(132,802)	(206,520)	(17,702)

Other income (expense), net	2,813	1,974	2,557	2,890
Loss on fair value of warrants	—	(145,252)	—	(145,252)

Net income (loss)	$(142,936)	$(276,080)	$(203,963)	$(160,064)

Basic net income (loss) per share	$(0.01)	$(0.02)	$(0.01)	$(0.01)

Basic weighted average shares outstanding	13,968,995	13,968,995	13,968,995	13,968,995

See accompanying notes to unaudited condensed financial statements

NOTIFY TECHNOLOGY CORPORATION

CONDENSED STATEMENTS OF CASH FLOWS

	Six-Month Periods Ended March 31,
	2007	2006
	(Unaudited)
Cash flows provided by operating activities:
Net loss	$(203,963)	$(160,064)
Adjustments to reconcile net loss to cash provided by operating activities:
Depreciation and amortization	22,590	38,705
Fair value of warrant liability	—	145,252
Gain from the sale of property and equipment	(3,000)	(1,114)
Stock based compensation	19,979	—
Changes in operating assets and activities:
Accounts receivable	66,605	(144,855)
Other current assets	(8,526)	270
Accounts payable	16,090	1,602
Deferred revenue	262,842	266,769
Other accrued liabilities	30,224	(61,632)

Net cash used in operating activities	202,842	84,934

Cash flows provided by (used in) investing activities:
Purchase of property and equipment	(21,006)	(7,016)
Proceeds from the sale of fixed assets	3,000	1,600

Net cash used in investing activities	(18,006)	(5,416)

Cash flows used in financing activities:
Proceeds from exercise of options	—	—
Principal payments on capital lease obligations	(8,951)	(13,669)

Net cash used in financing activities	(8,951)	(13,669)

Net increase in cash and cash equivalents	175,885	65,848
Cash and cash equivalents at beginning of period	829,406	424,228

Cash and cash equivalents at end of period	$1,005,291	$490,076

Supplemental disclosure of cash information
Cash paid for interest	$867	$490
Cash paid for taxes	$—	$—

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

2. LIQUIDITY AND CAPITAL RESOURCES

During fiscal 2006 and the six-month period ended March 31, 2007, we funded our operations through a combination of our gross profit earned from revenue and existing cash balances. Our ability to fund our recurring losses from operations depends upon success of our NotifyLink wireless e-mail notification market solutions. We continue to evaluate our opportunities to obtain further financing. We have no current intention to obtain financing. If financing were to become available on reasonable terms, we would consider the advisability of obtaining financing.

A significant characteristic of our business is the sale of our products customarily in the form of annual contracts paid for upon signing but the revenue amortized over the twelve month service period. As our installed base grows, this practice increases the deferred revenue liability on the balance sheet as we add new contracts faster than old contracts expire. The major cost of operations is comprised of (1) the engineering design of our product offered for sale and (2) the physical sale of a contract that requires both direct sales effort and customer service hours to facilitate a trial period of our software prior to purchase. The change in the NotifyLink deferred revenue to $1,886,448 as of March 31, 2007 from $1,623,606 as of September 31, 2006 is an indicator of product sales improvement during the period. Deferred revenue also represents the obligation to service the contracts underlying the revenue. However, the cash flow required to service the contracts is significantly less than the amortized revenue recognized each month.

We generated revenue from the service portion of our Visual Got Mail Solution through the end of February 2007 when our customer for this product terminated the program due to a merger and reorganization. The service was terminated on schedule at the end of February 2007 and the equipment relocated to support our enterprise product line. Consequently, the Visual Got Mail Solution ended its product life after five years and no longer generates revenue. There are no warranty obligations outstanding or perceived redeployment opportunities.

Our continued operations depend on the cash flow from the NotifyLink product line. We have largely replaced the revenue that was lost from the Visual Got Mail Solution program but its termination will make it particularly important that we continue to increase NotifyLink revenues. In the event our NotifyLink revenue is interrupted, we would have to reduce our operations to service our existing contract obligations unless we secured additional financing. If we were unable to achieve NotifyLink revenue improvements or secure financing, we would have to restructure our business to reduce costs.

NOTIFY TECHNOLOGY CORPORATION

NOTES TO CONDENSED FINANCIAL STATEMENTS

(UNAUDITED)

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

3. NET INCOME (LOSS) PER SHARE

The net loss per share for the three month period ended March 31, 2007 was a loss of $(0.01) compared to a loss of $(0.02) for the same period in the prior year. Options to purchase 3,225,000 and 3,280,667 shares of Common Stock and warrants to purchase 1,871,651 and 1,871,651 shares of Common Stock were outstanding at March 31, 2007 and 2006, respectively, but were excluded from the shares used to calculate loss per share as their effect would be anti-dilutive.

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

In order to amend each of the outstanding Unit Purchase Options, the holder of each such Unit Purchase Option is required to execute a separate Option Amendment with the Company. Commonwealth’s Unit Purchase Option represents approximately thirty-seven percent (37%) of the outstanding Unit Purchase Options. All remaining outstanding Unit Purchase Options other than Commonwealth’s remain subject to their original terms. None of the Option Warrants are presently outstanding and will be issued only upon exercise of the Unit Purchase Options. Because all of the Option Warrants were not amended as a result of the Option Amendments, the Company could be required in the future to recognize additional charges under EITF 00-19, which would have an adverse effect on its future operating results.

5. ACCOUNTING FOR STOCK BASED COMPENSATION

On October 1, 2006 the Company adopted Statement of Financial Accounting Standards (SFAS) No. 123 (revised 2004), “Share-Based Payment,” requiring the Company to recognize expense related to the fair value of its employee stock option awards. The Company recognizes the cost of all share-based awards on a graded vesting basis over the vesting period of the award. Total stock compensation expense recognized by the Company during the six months ended March 31, 2007 was $19,979.

NOTIFY TECHNOLOGY CORPORATION

NOTES TO CONDENSED FINANCIAL STATEMENTS

(UNAUDITED)

Prior to October 1, 2006, the Company accounted for its stock option plans under the recognition and measurement provisions of APB Opinion No. 25, “Accounting for Stock Issued to Employees,” and related Interpretations, as permitted by SFAS No. 123, “Accounting for Stock-Based Compensation.” Effective October 1, 2006, the Company adopted the fair value recognition provisions of SFAS No. 123(R), using the modified-prospective-transition method. Under that transition method, compensation cost recognized in fiscal 2007 includes: (a) compensation cost for all share-based payments granted prior to, but not yet vested as of October 1, 2006, based on the grant date fair value estimated in accordance with the original provisions of SFAS No. 123, and (b) compensation cost for all share-based payments granted subsequent to October 1, 2006, based on the grant-date fair value estimated in accordance with the provisions of SFAS No. 123(R). Results for prior periods have not been restated.

As a result of adopting SFAS 123(R) on October 1, 2006, the Company’s income before income taxes and net income for the period ended March 31, 2007, was $19,979 lower than if the Company had continued to account for share-based compensation under Opinion 25. The basic earnings per share for the six month period ended March 31, 2007 would have been $(0.01), if the Company had not adopted SFAS No. 123(R). Prior to the adoption of SFAS No. 123(R), the Company presented all tax benefits of deductions resulting from the exercise of stock options as operating cash flows in the Statement of Cash Flows. Beginning on October 1, 2006 the Company changed its cash flow presentation in accordance with SFAS No. 123(R) which requires the cash flows resulting from the tax benefits resulting from tax deductions in excess of the compensation cost recognized for those options (excess tax benefits) to be classified as financing cash flows.

The Company did not grant any options in the six-month period ended March 31, 2007.

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

The following table illustrates the effect on net income and earnings per share if the Company had applied the fair value recognition provisions of SFAS 123 “Accounting for Stock-Based Compensation,” to options granted under the Company’s stock option plans during the three and six-month periods ended March 31, 2006. For purposes of this pro forma disclosure, the value of the options is amortized to expense on a graded vesting basis over a three year vesting period and forfeitures are recognized as they occur. The Company’s pro forma information follows for the three and six-months ended March 31, 2006:

NOTIFY TECHNOLOGY CORPORATION

NOTES TO CONDENSED FINANCIAL STATEMENTS

(UNAUDITED)

	Three Month Period Ended	Six Month Period Ended
	March 31, 2006
Net income, as reported	$(276,080)	$(160,064)
Total stock-based employee compensation expense determined under fair value based method for all option awards, net of related tax effects	(24,602)	(51,696)
Pro forma net income	$(300,681)	$(211,760)
Basic earnings per share as reported	$(.02)	$(.01)
Basic earnings per share pro forma	$(.02)	$(.01)

The following table summarizes the stock option transactions for the six months ended March 31, 2007:

Stock Options	Shares	Weighted Average Price	Aggregate Intrinsic Value
Outstanding at October 1, 2006	3,225,000	$1.18	—
Granted	—	—	—
Exercised	—	—	—
Forfeited	—	—	—

Outstanding at March 31, 2007	3,225,000	$1.18	—

Exercisable at March 31, 2007	3,087,778	$1.19	—

The aggregate intrinsic value of options exercised during the six months ended March 31, 2007 and March 31, 2006 was zero.

6. PRODUCT WARRANTY

The Company warranted its legacy products for twelve months against material defects. Since the Company shipped its last hardware product in 2004 it had no product under warranty during the three or six-month periods ended March 31, 2007.

7. RECENT ACCOUNTING PRONOUNCEMENTS

In June 2006, the FASB issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes — an interpretation of FASB Statement No. 109” (FIN 48). FIN 48 prescribes a recognition threshold and measurement attribute for financial statement recognition and measurement of a tax position taken or

NOTIFY TECHNOLOGY CORPORATION

NOTES TO CONDENSED FINANCIAL STATEMENTS

(UNAUDITED)

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

During the three month period ended March 31, 2007, the Company entered into a two-year extension of the lease of its San Jose, California facility and now expires in March 2009.

Future minimum lease payments under the lease are as follows:

For the fiscal year ending September 30,
2007	$35,121
2008	70,242
2009	35,121

Total minimum lease payments	$140,484

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

FORWARD LOOKING STATEMENTS

This Quarterly Report on Form 10-QSB contains forward-looking statements, within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, which involve risks and uncertainties. Forward-looking statements generally include words such as “may,” “will,” “plans,” “seeks,” ”expects,” “anticipates,” “outlook,” “intends,” “believes” and words of similar import as well as the negative of those terms. In addition, any statements that refer to expectations, projections or other characterizations of future events or circumstances, including any underlying assumptions, are forward-looking statements. All forward-looking statements included in this Quarterly Report on Form 10-QSB, including, but not limited to, statements regarding the future growth of our wireless product line; statements regarding future revenue from our products; statements regarding our future success; statements regarding future costs; statements regarding future research and development efforts; statements regarding competition in the market for wireless products; statements regarding future patent applications; statements regarding future financial results; statements regarding future plans to extend our product line; statements regarding the sufficiency of our existing cash balances to fund our operations; and statements regarding the effect of future financings on our existing shareholders are based on current expectations and are subject to important factors that could cause actual results to differ materially from those projected in the forward-looking statements. Such important factors include, but are not limited to, those discussed below under “Risk Factors” and elsewhere in this Quarterly Report and in other documents we file with the U.S. Securities and Exchange Commission. When reading the sections titled "Results of Operations" and "Financial Condition," you should also read our unaudited condensed financial statements and related notes included elsewhere herein, our Annual Report on Form 10-KSB for the fiscal year ended September 30, 2006, and the section below entitled "Risk Factors." We disclaim any obligation to update any forward-looking statements as a result of developments occurring after the date of this Quarterly Report.

RESULTS OF OPERATIONS

Three-Month Periods Ended March 31, 2007 and 2006

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

Revenue for the three month period ended March 31, 2007 increased to $989,632 from $886,806 for the three month period ended March 31, 2006. Product mix continues to play an important role in the change. Our wireless NotifyLink product line revenue improved to $900,572 from $670,789 for the three-month periods ended March 31, 2007 and 2006, respectively, but the service portion of the Visual Got Mail Solution, which ended in February 2007, was $89,060 in the three month period ended March 31, 2007 compared to $211,023 in the comparable period of fiscal 2006. The Visual Got Mail Solution service revenue terminated as a result of our customer for that product merging with another entity.

Our NotifyLink product line is an email and Personal Information Management (PIM) system designed for business users. We provide secure real time wireless synchronization of email, calendar, contacts and tasks, supporting any BlackBerry, Palm and Windows Mobile Wireless device on all major cellular voice and data networks worldwide. The NotifyLink solution provides users with bi-directional mobile “automatic” synchronization of emails sent to end users’ email mailbox and all emails originated forwarded and replied to from the mobile device will be synchronized with the user’s desktop. The transmitted information keeps personal calendars continually up to date at both the server level and the mobile device level.

The Visual Got Mail Solution service consisted of a subscription service, operated by us, which linked Customer Premise Equipment (“CPE”) hardware product to our customer’s voice mail platform. We received a monthly subscription service fee for each active voice mail user on our customer’s service. In June 2004, our sole customer for this solution made a decision to cease marketing the product that our services support and the installed base of customers slowly declined. Our customer finally terminated the product that our service supports on February 28, 2007. Consequently, our contract ended at the same time.

We sell our products primarily in the United States directly to business users and resellers. The NotifyLink and Visual Got Mail Solution revenue accounted for 91% and 9%, respectively, of total revenue in the three-month period ended March 31, 2007 and 76% and 24%, respectively, of total revenue in the three-month period ended March 31, 2006. The 9% of total revenue comprised of Visual Got Mail revenue was concentrated in one customer, while the 90% of total revenue comprised of NotifyLink revenue was spread out among many different customers during the three month period ended March 31, 2007.

Cost of Revenue

Cost of revenue consists primarily of the server center costs and third party royalty fees on our NotifyLink sales. Cost of revenue increased to $32,119 in the three-month period ended March 31, 2007 from $28,661 for the three-month period ended March 31, 2006. The increase in the cost of revenue is due to royalty fees calculated on a larger sales base.

Our gross margin was flat at 96.7% in the three month period ended March 31, 2007 compared to a gross margin of 96.8% in the three-month period ended March 31, 2006. The high gross margin in the three-month period ended March 31, 2007 is due to the major costs of the business consisting of product design and sales and support, both of which fall below the gross margin line in operating expenses.

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

Research and development

Research and development expenses consist primarily of personnel costs and support expenses. Research and development expenses increased to $312,959 for the three-month period ended March 31, 2007 from $228,068 for the three-month period ended March 31, 2006. This increase reflects the growth in our design and test staff required to support our expanding product lines and the advance of wireless devices available to users. Research and development is a critical factor in a growing technical market. Consequently, we expect to continue investing in this area as resources allow. There can be no assurance that the market will continue to accept our wireless products.

Sales and marketing

Sales and marketing expenses consist primarily of personnel, travel costs and sales commissions related to our sales effort of the NotifyLink product line. Sales and marketing costs decreased to $430,063 for the three month period ended March 31, 2007 from $438,093 for the three month period ended March 31, 2006. We use an internal sales force and a customer support staff to facilitate the NotifyLink sales process. The Visual Got Mail Solution sales have been completely supported at the executive staff level and its termination will not result in any saving in sales and marketing costs.

We anticipate that sales and marketing expenses will increase in future quarters as we hire additional sales and customer support personnel and attempt to expand our existing reference base and create new distribution channels.

General and administrative

General and administrative expenses consist of general management and finance personnel costs, insurance expense, occupancy costs, professional fees, stock based compensation expense and other general corporate expenses. General and administrative expenses increased to $360,240 for the three-month period ended March 31, 2007 from $324,786 for the three-month period ended March 31, 2006.

We expect that general and administrative expenses may increase in future quarters as we become subject to more of the requirements mandated by Sarbanes-Oxley Act.

Six-Month Periods Ended March 31, 2007 and 2006

Revenue

Revenue for the six month period ended March 31, 2007 decreased to $2,021,078 from $2,407,764 for the six month period ended March 31, 2006. Product mix continues to play an important role in the change. The revenue in the six-month period ended March 31, 2006 contained $650,232 of hardware revenue while the revenue in the six-month period ended March 31, 2007 contained none. Our wireless NotifyLink product line revenue improved to $1,783,087 from $1,280,809 for the six-month periods ended March 31, 2007 and 2006, respectively, but the service portion of the Visual Got Mail Solution, which ended in February 2007 was $237,991 in the six month period ended March 31, 2007 compared to $445,874 in the comparable period of fiscal 2006. The Visual Got Mail Solution service revenue terminated as a result of our customer merging with another entity.

Our NotifyLink product line is an email and Personal Information Management (PIM) system designed for business users. The Visual Got Mail Solution service consisted of a subscription service, operated by us, which linked CPE hardware product to our customer’s voice mail platform. Our customer finally terminated the product that our service supports on February 28, 2007. Consequently, our contract ended at the same time.

We sell our products primarily in the United States directly to business users and resellers. The NotifyLink and Visual Got Mail Solution revenue accounted for 88% and 12%, respectively, of total revenue in the six-month period ended March 31, 2007 and 53% and 47%, respectively, of total revenue in the six-month period ended March 31, 2006. The Visual Got Mail revenue was concentrated in one customer with the NotifyLink revenue spread out among many different customers during the six month period ended March 31, 2007.

Cost of Revenue

Cost of revenue consists of inventory costs on hardware sales and server center costs and third party royalty fees on our NotifyLink sales. Cost of revenue decreased significantly to $58,416 in the six-month period ended March 31, 2007 from $508,669 for the six-month period ended March 31, 2006. The decrease in the cost of revenue is due to the cost of hardware products in fiscal 2006 versus solely software and service costs in fiscal 2007.

Our gross margin increased to 97.1% in the six month period ended March 31, 2007 compared to a gross margin of 78.9% in the six-month period ended March 31, 2006. The increase is directly related to the product mix where hardware cost of sales was in the fiscal 2006 gross margin and absent from the fiscal 2007 gross margin. There will be no more hardware cost of sales in the foreseeable future as we have discontinued the hardware product line.

Our gross margin has historically been affected by a number of factors, including product mix, product demand, pricing pressures, warranty costs, and timing. The most significant historical fluctuations have been associated with our legacy CPE product sales but we have ceased manufacturing and selling CPE. We are still subject to product demand and pricing pressures as our sales have transitioned to software and service products but we do not believe that we will experience the more significant changes that have been historically caused by hardware versus software and service sales.

Research and development

Research and development expenses consist primarily of personnel costs and support expenses. Research and development expenses increased to $617,027 for the six-month period ended March 31, 2007 from $462,446 for the six-month period ended March 31, 2006. This increase reflects the growth in our design and test staff required to support our expanding product lines and the advance of wireless devices available to users. Research and development is a critical factor in a growing technical market. Consequently, we expect to continue invest in this area as resources allow. There can be no assurance that the market will continue to accept our wireless products.

Sales and marketing

Sales and marketing expense consists primarily of personnel, travel costs and sales commissions related to our sales effort of the NotifyLink product line. Sales and marketing costs increased to $877,386 for the six month period ended March 31, 2007 from $818,286 for the six month period ended March 31, 2006. We use an internal sales force and a customer support staff to facilitate the NotifyLink sales process. The Visual Got Mail Solution sales have been completely supported at the executive staff level and its termination will not result in any saving in sales and marketing costs.

We anticipate that sales and marketing expenses will increase in future quarters as we hire additional sales and customer support personnel and attempt to expand our existing and create new distribution channels.

General and administrative

General and administrative expenses consist of general management and finance personnel costs, insurance expense, occupancy costs, professional fees, stock based compensation expense and other general corporate expenses. General and administrative expenses increased to $679,766 for the six-month period ended March 31, 2007 from $636,065 for the six-month period ended March 31, 2006.

LIQUIDITY AND CAPITAL RESOURCES

During fiscal 2006 and the six-month period ended March 31, 2007, we funded our operations through a combination of our gross profit earned from revenue and existing cash balances. Our ability to fund our recurring losses from operations depends upon success of our NotifyLink wireless e-mail notification market solutions. We continue to evaluate our opportunities to obtain further financing. We have no current intention to obtain financing. If financing were to become available on reasonable terms, we would consider the advisability of obtaining financing.

A significant characteristic of our business is the sale of our products customarily in the form of annual contracts paid for upon signing but the revenue amortized over the twelve month service period. As our installed base grows, this practice increases the deferred revenue liability on the balance sheet as we add new contracts faster than old contracts expire. The major cost of operations is comprised of (1) the engineering design of our product offered for sale and (2) the physical sale of a contract that requires both direct sales effort and customer service hours to facilitate a trial period of our software prior to purchase. The change in the NotifyLink deferred revenue to $1,886,448 as of March 31, 2007 from $1,623,606 as of September 31, 2006 is an indicator of product sales improvement during the period. Deferred revenue also represents the obligation to service the contracts underlying the revenue. However, the cash flow required to service the contracts is significantly less than the amortized revenue recognized each month.

We generated revenue from the service portion of our Visual Got Mail Solution through the end of February 2007 when our customer for this product terminated the program due to a merger and reorganization. The service was terminated on schedule in March 2007 and the equipment relocated to support our enterprise product line. Consequently, the Visual Got Mail Solution ended its product life after five years and no longer generates revenue. There are no warranty obligations outstanding or perceived redeployment opportunities.

Our continued operations depend on the cash flow from the NotifyLink product line. We have largely replaced the revenue that was lost from the Visual Got Mail Solution program but its termination will make it particularly important that we continue to increase NotifyLink revenues. In the event our NotifyLink revenue is interrupted, we would have to reduce our operations to service our existing contract obligations unless we secured additional financing. If we were unable to achieve NotifyLink revenue improvements or secure financing, we would have to restructure our business to reduce costs.

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

At March 31, 2006, we had cash and cash equivalents of $1,005,291. Over the last several years, we have financed our operations primarily through revenue from operations and existing cash balances. The net cash generated by operating activities equaled $202,842 in the six-month period ended March 31, 2007 versus net cash generated by operating activities of $84,933 in the six-month period ended March 31, 2006. The cash generated by operations in the six-month period ended March 31, 2007 was a combination of a net loss of $203,963, a decrease in accounts receivable of $66,605 due to strong NotifyLink collections, an increase in deferred revenue of $262,842 and a decrease of accounts payable of $16,090. The net cash provided in the six-month period ended March 31, 2006 was largely attributable to an increase in the fair value of warrants liability of $145,252 and an increase in deferred revenue of $266,769. Despite this favorable performance, we anticipate that we will have negative cash flow from time to time in operating activities in future quarters and years.

Net cash used in investing activities was an outflow of $18,006 and $5,416 for the six-month periods ended March 31, 2007 and 2006, respectively. The net cash outflow in both periods was due to capital purchases partially offset by the sale of fixed assets.

Net cash used by financing activities was an outflow of $8,950 and an outflow of $13,669 for the six-month periods ended March 31, 2007 and 2006, respectively due to payments on capital leases.

OFF BALANCE SHEET ARRANGEMENTS

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

A significant portion of our revenue has been derived from the sale of a single solution to a single customer and that customer has discontinued the program our product supports

For the six-month period ended March 31, 2007, 9% of our revenue came from the sale of our Visual Got Mail Solution service to a single competitive provider of local phone services. In July 2004, the customer changed its business position in the market in which our product is sold and terminated its outbound marketing efforts. Although our customer continued to purchase our service product from us until February 28, 2007, they have since discontinued the program that our product supports and terminated our service. We have no alternative distribution channel for our Visual Got Mail Solution and, in the future, we will have to rely exclusively on our NotifyLink product revenue to support operations. If we are unable to increase our NotifyLink product revenues for any reason, it would have a material and adverse effect on our business, operating results, and financial condition.

We have a history of losses, and there is no assurance of future profitability

We commenced operations in August 1994 and through January 1996 were engaged primarily in research and development. We introduced the Visual Got Mail Solution in fiscal 2001 and made a subsequent decision in fiscal 2003 to refocus our strategy on developing and selling software applications for the wireless data market. Accordingly, our business has changed substantially in recent years, making it difficult to make period-to-period comparisons of our operations, and we face all of the risks and uncertainties encountered by early-stage companies. For the fiscal years ended September 30, 2006, 2005 and 2004, we incurred net losses of $314,892, $557,452 and $655,908, respectively. We incurred a net loss of $203,963 for the six month period ended March 31, 2007 and as of March 31, 2007 we had an accumulated deficit of $24,152,541 and a working capital deficit of $902,177. Although we were cash positive in fiscal 2006 and for the first six months of fiscal 2007, we anticipate having negative cash flow from operating activities from time to time in future quarters and years. We also expect to incur further operating losses in future quarters and years until such time, if ever, as there is a substantial increase in orders for our products and product sales generating sufficient revenue to fund our continuing operations. There can be no assurance that sales of our products will ever generate significant revenue, that we will ever generate positive cash flow from our operations or that we will attain or thereafter sustain profitability in any future period.

If we are unable to market our wireless software products and achieve industry acceptance quickly, we could lose existing and potential customers and our sales would decrease

We continue to invest in our wireless products in order to grow our revenue and improve our financial condition. We need to market improved wireless software products on a timely basis to keep pace with technological developments, emerging industry standards, and the growing needs of our sophisticated customers. We intend to extend our product offerings primarily through our NotifyLink product line primarily into the Internet Message Access Protocol (“IMAP”) product base. However, we may experience difficulties in marketing these new products, and our inability to timely and cost-effectively introduce them and future enhancements, or the failure of these new products or enhancements to achieve market acceptance, could seriously harm our business. Life cycles of wireless software products are difficult to predict, because the market for such products is new and evolving and characterized by rapid technological change, frequent enhancements to existing products and new product introductions, changing customer needs and evolving industry standards. The introduction of competing products that employ new technologies and emerging industry standards could render our products and services obsolete and unmarketable or shorten the life cycles of our products and services. The emergence of new industry standards might require us to redesign our products. If our products are not in compliance with industry standards that become widespread, our customers and potential customers may not purchase our products.

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

We may be unable to generate the capital necessary to support our planned level of research and development activities or to manufacture and market our products. Financing may not be available to us when and if required or on commercially reasonable terms

At March 31, 2007, we had an accumulated deficit of $24,152,542 and incurred a net loss of $203,963 for the six month period ended March 31, 2007. We had a working capital deficit at that date of $902,177. Our recently developed NotifyLink products will need to attain favorable market acceptance in order for us to be able to continue our research and development activities and to fund operating expenses at current levels. Regardless, because our NotifyLink wireless product line has not provided sufficient contributions to our revenue to date to operate profitably without the contribution of our Visual Got Mail Solution service revenue, the success of our business operations will depend upon a significant favorable market acceptance for our new wireless software products and our ability to obtain further financing. Obtaining additional financing will be subject to a number of factors including market conditions, investor acceptance of our business plan, and investor sentiment. These factors may make the timing, amount, terms and conditions of additional financing unattractive or unavailable to us. If we are unable to raise additional financing, we will have to rely on our operations for cash flow or significantly reduce our spending, delay or cancel planned activities or substantially change our current corporate structure. In such an event, we intend to implement expense reduction plans in a timely manner. However, these actions would have material adverse effects on our business, results of operations, and prospects, resulting in a possible failure of our business. Any financing would be expected to substantially dilute the interests of our existing stockholders.

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

Our products may not be accepted

We announced the launch of our new NotifyLink web based service and our NotifyLink Desktop products in November 2000. We released improved versions of the NotifyLink product throughout fiscal 2003 and 2004. The NotifyLink family, the Hosted product, was introduced in November 2004. Our IMAP versions of NotifyLink began releasing in August 2005. Periodic releases of support for additional IMAP partners since then have expanded our product offering to the IMAP market where few wireless email and PIM solutions are available. To date, we have received increasing but limited revenue from the sale of these products. We do not believe our sales to date are sufficient to determine whether or not there are sufficient consumers or business demand for our products to bring us to profitability.

We intend to devote resources to sales and marketing efforts of the NotifyLink product line and to promote general consumer and business interest in our products. There can be no assurance that such efforts will be successful or that significant market demand for our products will ever develop.

We depend on a limited number of potential customers and need to develop marketing channels

We are building a formal referral channel and participate in informal referral arrangements with several wireless carriers, 2way wireless device manufacturers and one net ware company for the sale of our NotifyLink products and services where our products assist in the sale of their products. We have a limited direct sales force to sell our NotifyLink products and services to eventual users and we rely upon both formal and informal referral arrangements to provide leads for our NotifyLink products. To date, most of our referral arrangements are formal and we will receive referrals only to the extent that our referral partners successfully refer our products and services to potential users. There can be no assurance that we will achieve a significant volume of sales of our NotifyLink products and services to end users or will continue to receive referrals through our formal arrangements. Our Enterprise solution product is sold into an emerging market and we have not yet achieved sufficient growth in our sales to operate profitably without contribution from our Visual Got Mail Solution. The termination of the Visual Got Mail Solution makes it more important we increase our NotifyLink business.

We are expanding our distribution channels for our wireless products by participating in national and regional trade shows, promotions with strategic partners, training programs for telephone and wireless carrier sales representatives and presenting at Novell GroupWise user meetings across the United States. We cannot predict whether these activities will result in increased wireless revenue. We also have limited international sales due to limited resources to build a reseller network. Our management will need to expend time and effort to develop these channels. Our customer profile has changed from volume sales to a limited number of large telecommunication customers to relatively small sales to a large number of business customers. We have expanded our internal sales force in response. We are building experience selling into the wireless market but lack the resources to recruit experts in the wireless market. We may not be able to adapt our traditional marketing and distribution programs to expand our distribution channels and any marketing efforts undertaken by or on behalf of us may not be successful.

Our products may suffer from defects

Most of our products consist of software and services related to our wireless NotifyLink product line. Our NotifyLink products incorporate a mix of new and proven technology that has been tested extensively, but may still contain undetected design flaws. A failure by us to detect and prevent a design flaw or a widespread product defect could materially adversely affect the sales of the affected product and our other products and materially adversely affect our business, financial condition and operating results.

We have stopped production and development of our Visual Got Mail Solution product and all products in the field are out of warranty so we have no exposure from unknown defects from this product line.

We face significant competition

We believe the market for our wireless products is highly competitive and that competition is likely to intensify. In the market for wireless email notification and management software, we compete with Research In Motion Limited, Visto and Good Technology. Many of these companies have greater financial, technical and marketing resources than we do. We expect that to the extent that the market for our products develops, competition will intensify and new competitors will enter the market. We may not be able to compete successfully against existing and new competitors as the market for our products evolves and the level of competition increases. A failure to compete successfully against existing and new competitors would materially and adversely affect our business, revenue, operating results, and financial condition.

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

Our intellectual property may not be adequately protected and we may infringe the rights of others

We regard various features and design aspects of our products as proprietary and we rely primarily on a combination of copyright, trademark laws and employee and third-party nondisclosure agreements to protect our proprietary rights. In fiscal 2006, we sold our rights to several patents for legacy products no longer in production. Our software products are generally not subject to patent claims although we intend to continue to apply for patents, as appropriate, for our future technologies and products. There are few barriers to entry into the market for our products, and there can be no assurance that any patents we apply for will be granted, that any issued patents will be enforceable or valid, or that the scope of our patents or any patents granted in the future will be broad enough to protect us against the use of similar technologies by our competitors. There can be no assurance, therefore, that any of our competitors, some of whom have far greater resources than we do, will not independently develop technologies that are substantially equivalent or superior to our technology.

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

Our directors and their affiliates hold a large percentage of our stock and their interests may differ from other stockholders

As of March 31, 2007, Commonwealth Associates LP and RMC Capital, together with their respective affiliates, beneficially owned, in the aggregate, approximately 45% of our outstanding common stock assuming the conversion of all outstanding warrants, preferred unit options and options held by such parties that were exercisable within 60 days of March 31, 2007. In addition, representatives of both

Commonwealth Associates LP and RMC Capital currently serve as directors of Notify. These stockholders have significant influence over most matters requiring approval by stockholders, including the election of directors, any amendments to our certificate of incorporation and significant corporate transactions.

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

Our chief executive officer and our chief financial officer, after evaluating our disclosure controls and procedures (as defined in the rules and regulation of the Securities and Exchange Commission under the Securities Exchange Act of 1934 (the "Exchange Act"), as of the end of the period covered by this Quarterly Report on Form 10-QSB, have concluded that, our disclosure controls and procedures are effective to ensure that information we are required to disclose in reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding disclosures, and that such information is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms.

(b)	Changes in Internal Controls.

During the period covered by this Quarterly Report on Form 10-QSB, there were no significant changes in our internal controls over financial reporting or in other factors that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

PART II. OTHER INFORMATION

Item 6.	Exhibits

(a)	Exhibits:

3.2.1	Certificate of Amendment to the Bylaws dated October 5, 2006

10.32	Lease addendum dated February 22, 2007 between Notify Technology Corporation and Pecten Court Mountain View Associates, LLC (incorporated herein by reference to Exhibit (10.32) to the Registrants Current Report on Form 8-K filed on February 23, 2007)

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer and Chief Financial Officer under Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

NOTIFY TECHNOLOGY CORPORATION

Dated: May 15, 2007
/s/ Gerald W. Rice
Chief Financial Officer
(Principal Financial and Accounting Officer)