Form 10QSB
period 2007-06-30
NOTIFY TECHNOLOGY CORP
filed 2007-08-14
CIK 1031980

U. S. Securities and Exchange Commission

Washington, D.C. 20549

FORM 10-QSB

(Mark One)

☒ Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended June 30, 2007

or

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

Yes ☐   No ☒

As of June 30, 2007 there were 13,968,995 shares of Common Stock outstanding.

Transitional Small Business Disclosure Format

Yes ☐   No ☒

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

NOTIFY TECHNOLOGY CORPORATION
CONDENSED BALANCE SHEETS

	June 30, 2007	September 30, 2006
	(unaudited)	(1)
Assets
Current assets:
Cash and cash equivalents	$877,488	$829,406
Accounts receivable, net	420,623	436,509
Other current assets	44,254	53,135
Total current assets	1,342,365	1,319,050

Property and equipment, net	96,644	99,623
Total assets	$1,439,009	$1,418,673

Liabilities and shareholders' deficit
Current liabilities:
Current portion of capital lease obligations	$10,705	$18,219
Accounts payable	43,660	37,722
Accrued payroll and related liabilities	188,074	231,200
Deferred revenue	1,969,259	1,623,606
Other accrued liabilities	116,273	122,432
Total current liabilities	2,327,971	2,033,179
Long term portion of capital lease obligations	3,171	9,201
Total liabilities	2,331,142	2,042,380

Shareholders' deficit:
Preferred stock, $0.001 par value, 5,000,000 shares authorized	—	—
Common stock, $0.001 par value, 30,000,000 shares authorized, 13,968,955 shares issued and outstanding	13,969	13,969
Additional paid-in capital	23,340,206	23,310,903
Accumulated deficit	(24,246,308)	(23,948,579)
Total shareholders’ deficit	(892,133)	(623,707)
Total liabilities and shareholders' deficit	$1,439,009	$1,418,673

(1) The information in this column was derived from our audited financial statements for the year ended September 30, 2006

See accompanying notes to unaudited condensed financial statements

NOTIFY TECHNOLOGY CORPORATION
CONDENSED UNAUDITED STATEMENTS OF OPERATIONS

	Three-Month Periods Ended June 30,		Nine-Month Periods Ended June 30,
	2007	2006	2007	2006
Revenue:
Product revenue	$937,607	$745,606	$2,720,694	$2,707,495
Service revenue	—	191,909	237,991	637,784
Total revenue	937,607	937,515	2,958,685	3,345,279

Cost of Revenue:
Product cost	5,371	2,420	13,677	459,816
Service cost	—	—	—	15,375
Royalty payments	25,543	20,855	75,656	56,753
Total cost of sales	30,914	23,275	89,333	531,944
Gross profit	906,693	914,240	2,869,352	2,813,335

Operating expenses:
Research and development	328,035	250,589	945,062	713,035
Sales and marketing	369,618	403,320	1,247,004	1,221,606
General and administrative	302,926	334,681	977,692	970,746
Total operating expenses	1,000,579	988,590	3,169,758	2,905,387

Loss from operations	(93,886)	(74,350)	(300,406)	(92,052)

Other income (expense), net	120	(1,353)	2,677	1,537
Proceeds from sale of patents	—	250,000	—	250,000
Loss on fair value of warrants	—	(312,667)	—	(457,919)
Net loss	$(93,766)	$(138,370)	$(297,729)	$(298,434)

Basic net loss per share	$(0.01)	$(0.01)	$(0.02)	$(0.02)

Basic weighted average shares outstanding	13,968,995	13,968,995	13,968,995	13,968,995

See accompanying notes to unaudited condensed financial statements

NOTIFY TECHNOLOGY CORPORATION
CONDENSED STATEMENTS OF CASH FLOWS

	Nine-Month Periods Ended June 30,
	2007	2006
	(Unaudited)
Cash flows provided by operating activities:
Net loss	$(297,729)	$(298,434)
Adjustments to reconcile net loss to cash provided by operating activities:
Depreciation and amortization	31,607	52,733
Proceeds from the sale of patents	—	(250,000)
Fair value of warrant liability	—	457,919
Gain from the sale of property and equipment	(3,000)	(1,982)
Stock based compensation	29,303	—
Changes in operating assets and activities:
Accounts receivable	15,886	(51,805)
Other current assets	8,881	13,537
Accounts payable	5,938	(34,946)
Deferred revenue	345,653	416,417
Other accrued liabilities	(49,285)	(132,591)
Net cash provided by operating activities	87,254	170,848

Cash flows provided by (used in) investing activities:
Purchase of property and equipment	(28,628)	(7,726)
Proceeds from the sale of patents		250,000
Proceeds from the sale of fixed assets	3,000	1,600
Net cash provided by (used) in investing activities	(25,628)	243,874

Cash flows used in financing activities:
Principal payments on capital lease obligations	(13,544)	(18,521)
Net cash used in financing activities	(13,544)	(18,521)

Net increase in cash and cash equivalents	48,082	396,200
Cash and cash equivalents at beginning of period	829,406	424,228
Cash and cash equivalents at end of period	$877,488	$820,428

Non-cash investing activities:
Property and equipment acquired through capital lease	$—	$6,156
Supplemental disclosure of cash information
Cash paid for interest	$1,164	$1,892
Cash paid for taxes	$—	$300

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

2. LIQUIDITY AND CAPITAL RESOURCES

During fiscal 2006 and the nine-month period ended June 30, 2007, we funded our operations through a combination of our gross profit earned from revenue and existing cash balances. Our ability to fund our recurring losses from operations depends upon success of our NotifyLink wireless e-mail notification market solutions. We continue to evaluate our opportunities to obtain further financing. We have no current intention to obtain financing. If financing were to become available on reasonable terms, we would consider the advisability of obtaining financing.

A significant characteristic of our business is the sale of our products customarily in the form of annual contracts paid for upon signing but the revenue amortized over the twelve-month service period. As our installed base grows, this practice increases the deferred revenue liability on the balance sheet as we add new contracts faster than old contracts expire. The major cost of operations is comprised of (1) the engineering design of our product offered for sale and (2) the physical sale of a contract that requires both direct sales effort and customer service hours to facilitate a trial period of our software prior to purchase. The change in the NotifyLink deferred revenue to $1,969,259 as of June 30, 2007 from $1,623,606 as of September 31, 2006 is an indicator of product sales improvement during the period. Deferred revenue also represents the obligation to service the contracts underlying the revenue. However, the cash flow required to service the contracts is significantly less than the amortized revenue recognized each month.

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

3. NET INCOME (LOSS) PER SHARE

The net loss per share for the three-month period ended June 30, 2007 was a loss of $(0.01) compared to a loss of $(0.01) for the same period in the prior year. Options to purchase 2,961,000 and 3,362,333 shares of Common Stock and warrants to purchase 1,871,651 and 1,871,651 shares of Common Stock were outstanding at June 30, 2007 and 2006, respectively, but were excluded from the shares used to calculate loss per share as their effect would be anti-dilutive.

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

In addition, we have outstanding 9.2685 Unit Purchase Options that, if ever executed, provides for the issuance of 926,772 common shares and 324,397 warrants. On September 12, 2006, the Company entered into an amendment (the “Option Amendment”) to one of the Unit Purchase Options issued in connection with the July 2001 Preferred Stock Offering of the Company (the “Unit Purchase Options”) with Commonwealth Associates, L.P. (Commonwealth).

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

On May 29, 2007, Commonwealth, along with a number of other investors, sold their securities, including Unit Purchase Options, to 21X Investments, LP. 21X Investments LP is beneficially owned by David Brewer, a director of Notify Technology Corporation since February 2000.

5. ACCOUNTING FOR STOCK BASED COMPENSATION

On October 1, 2006 the Company adopted Statement of Financial Accounting Standards (SFAS) No. 123 (revised 2004), “Share-Based Payment,” requiring the Company to recognize expense related to the fair value of its employee stock option awards. The Company recognizes the cost of all share-based awards on a graded vesting basis over the vesting period of the award. Total stock compensation expense recognized by the Company during the nine-months ended June 30, 2007 was $29,303.

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

As a result of adopting SFAS 123(R) on October 1, 2006, the Company’s income before income taxes and net income for the period ended June 30, 2007, was $29,303 lower than if the Company had continued to account for share-based compensation under Opinion 25. The basic earnings per share for the nine-month period ended June 30, 2007 would have been $(0.02), if the Company had not adopted SFAS No. 123(R).  Prior to the adoption of SFAS No. 123(R), the Company presented all tax benefits of deductions resulting from the exercise of stock options as operating cash flows in the Statement of Cash Flows. Beginning on October 1, 2006 the Company changed its cash flow presentation in accordance with SFAS No. 123(R) which requires the cash flows resulting from the tax benefits resulting from tax deductions in excess of the compensation cost recognized for those options (excess tax benefits) to be classified as financing cash flows.

The Company did not grant any options in the nine-month period ended June 30, 2007.

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

The following table illustrates the effect on net income and earnings per share if the Company had applied the fair value recognition provisions of SFAS 123 “Accounting for Stock-Based Compensation,” to options granted under the Company’s stock option plans during the three and nine-month periods ended June 30, 2006. For purposes of this pro forma disclosure, the value of the options is amortized to expense on a graded vesting basis over a three-year vesting period and forfeitures are recognized as they occur. The Company’s pro forma information follows for the three and nine-months ended June 30, 2006:

	Three-Month Period Ended	Nine-Month Period Ended
	June 30, 2006
Net income, as reported	$(138,370)	$(298,434)

Total stock-based employee compensation expense determined under fair value based method for all option awards, net of related tax effects	(24,950)	(76,646)

Pro forma net income	$(163,320)	$(375,080)

Basic earnings per share as reported	$(.01)	$(.02)

Basic earnings per share pro forma	$(.01)	$(.03)

NOTIFY TECHNOLOGY CORPORATION
NOTES TO CONDENSED FINANCIAL STATEMENTS
(UNAUDITED)

The following table summarizes the stock option transactions for the nine-months ended June 30, 2007:

Stock Options	Shares	Weighted Average Price	Aggregate Intrinsic Value

Outstanding at October 1, 2006	3,225,000	$1.18	—

Granted	—	—	—

Exercised	—	—	—

Forfeited	(264,000)	0.79	—

Outstanding at June 30, 2007	2,961,000	$1.21	—

Exercisable at June 30, 2007	2,855,499	$1.22	—

The aggregate intrinsic value of options exercised during the nine-months ended June 30, 2007 and June 30, 2006 was zero.

6. PRODUCT WARRANTY

The Company warranted its legacy products for twelve months against material defects. Since the Company shipped its last hardware product in 2004 it had no product under warranty during the three or nine-month period ended June 30, 2007.

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

NOTIFY TECHNOLOGY CORPORATION
NOTES TO CONDENSED FINANCIAL STATEMENTS
(UNAUDITED)

In September 2006, the FASB issued FASB Statement No. 157, Fair Value Measurements (SFAS 157). The standard provides guidance for using fair value to measure assets and liabilities. The standard also responds to investors’ requests for expanded information about the extent to which companies’ measure assets and liabilities at fair value, the information used to measure fair value, and the effect of fair value measurements on earnings. The standard applies whenever other standards require or permit assets or liabilities to be measured at fair value. The standard does not expand the use of fair value in any new circumstances. SFAS 157 must be adopted prospectively as of the beginning of the year it is initially applied. SFAS 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. The Company is currently evaluating the impact this standard will have on its financial statements.

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

8. CAPITAL LEASE OBLIGATIONS

During the three-month period ended March 31, 2007, the Company entered into a two-year extension of the lease of its San Jose, California facility and now expires in March 2009.

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

NOTIFY TECHNOLOGY CORPORATION
NOTES TO CONDENSED FINANCIAL STATEMENTS
(UNAUDITED)

RESULTS OF OPERATIONS

Three-Month Periods Ended June 30, 2007 and 2006

Revenue

Revenue consists of net revenue from the sale of NotifyLink software licenses, software installation fees and the sale of third party software products. Software revenue is recognized on a straight-line basis over the term of each contract. Installation revenue is recognized upon completion of trial activity and finalizing the software agreement. Third party software revenue is recognized upon delivery.

Revenue for the three-month period ended June 30, 2007 was flat at $937,607 versus $937,515 for the three-month period ended June 30, 2006. Although the gross revenue number appears unchanged, the NotifyLink product line revenue actually increased 26% to offset the loss in Visual Got Mail service revenue in the three month period ended June 30, 2006. The wireless NotifyLink product line revenue improved to $937,607 from $745,606 for the three-month periods ended June 30, 2007 and 2006, respectively but the service portion of the Visual Got Mail Solution, which ended in February 2007, was zero in the three-month period ended June 30, 2007 compared to $191,909 in the comparable period of fiscal 2006. The Visual Got Mail Solution service revenue terminated as a result of our customer for that product merging with another entity.

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

The Visual Got Mail Solution service consisted of a subscription service, operated by us, which linked Consumer Premise Equipment (CPE) hardware product to our customer’s voice mail platform. We received a monthly subscription service fee for each active voice mail user on our customer’s service. In June 2004, our sole customer for this solution made a decision to cease marketing the product that our services support and the installed base of customers slowly declined. Our customer finally terminated the product that our service supports on February 28, 2007. Consequently, our contract ended at the same time.

We sell our products primarily in the United States directly to business users and resellers. The NotifyLink and Visual Got Mail Solution revenue accounted for 100% and 0%, respectively, of total revenue in the three-month period ended June 30, 2007 and 79% and 21%, respectively, of total revenue in the three-month period ended June 30, 2006.

Cost of Revenue

Cost of revenue consists primarily of the server center costs and third party royalty fees on our NotifyLink sales. Cost of revenue increased to $30,914 in the three-month period ended June 30, 2007 from $23,275 for the three-month period ended June 30, 2006. The increase in the cost of revenue is due to royalty fees calculated on a larger sales base.

NOTIFY TECHNOLOGY CORPORATION
NOTES TO CONDENSED FINANCIAL STATEMENTS
(UNAUDITED)

Our gross margin was relatively unchanged at 96.7% in the three-month period ended June 30, 2007 compared to a gross margin of 97.5% in the three-month period ended June 30, 2006. The high gross margin in the three-month period ended June 30, 2007 is due to the major costs of the business consisting of product design and sales and support, both of which fall below the gross profit line in operating expenses.

Our gross margin has historically been affected by a number of factors, including product mix, product demand, pricing pressures, warranty costs, and timing. The most significant historical fluctuations have been associated with our legacy CPE product sales but we have ceased manufacturing and selling CPE. We are still subject to product demand and pricing pressures as our sales have transitioned to software and service products but we will no longer experience the more significant changes that have been historically caused by varying mixes of hardware, software and service revenue.

Research and development

Research and development expenses consist primarily of personnel costs and support expenses. Research and development expenses increased to $328,035 for the three-month period ended June 30, 2007 from $250,589 for the three-month period ended June 30, 2006. This increase reflects the growth in our design and test staff required to support our expanding product lines and the advance of wireless devices available to users. Research and development is a critical factor in a growing technical market. The proliferation of new devices introduced into the wireless market has also increased engineering support for our product. Consequently, we expect to continue to invest in this area as resources allow. There can be no assurance that the market will continue to accept our wireless products.

Sales and marketing

Sales and marketing expenses consist primarily of personnel, travel costs and sales commissions related to our sales effort of the NotifyLink product line. Sales and marketing costs decreased to $369,618 for the three-month period ended June 30, 2007 from $403,320 for the three-month period ended June 30, 2006. We use an internal sales force and a customer support staff to facilitate the NotifyLink sales process.

We anticipate that sales and marketing expenses will increase in future quarters as we hire additional sales and customer support personnel and attempt to expand our existing referral base and create new distribution channels.

General and administrative

General and administrative expenses consist of general management and finance personnel costs, insurance expense, occupancy costs, professional fees, stock based compensation expense and other general corporate expenses. General and administrative expenses increased to $302,926 for the three-month period ended June 30, 2007 from $334,681 for the three-month period ended June 30, 2006.

We expect that general and administrative expenses may increase in future quarters as we become subject to more of the requirements mandated by Sarbanes-Oxley Act.

Nine-Month Periods Ended June 30, 2007 and 2006

Revenue

Revenue for the nine-month period ended June 30, 2007 decreased to $2,958,685 from $3,345,279 for the nine-month period ended June 30, 2006. Product mix continued to play an important role in the change during this period. Our wireless NotifyLink product line revenue improved to $2,720,694 from $2,021,125 for the nine-month periods ended June 30, 2007 and 2006, respectively, but the service portion of the Visual Got Mail Solution, which ended in February 2007 was $237,991 in the nine-month period ended June 30, 2007 compared to $1,288,016 in the comparable period of fiscal 2006. The Visual Got Mail Solution service revenue terminated as a result of our customer merging with another entity.

NOTIFY TECHNOLOGY CORPORATION
NOTES TO CONDENSED FINANCIAL STATEMENTS
(UNAUDITED)

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

We sell our products primarily in the United States directly to business users and resellers. The NotifyLink and Visual Got Mail Solution revenue accounted for 92% and 8%, respectively, of total revenue in the nine-month period ended June 30, 2007 and 60% and 39%, respectively, of total revenue in the nine-month period ended June 30, 2006. The Visual Got Mail revenue was concentrated in one customer with the NotifyLink revenue spread out among many different customers during the nine-month period ended June 30, 2007.

Cost of Revenue

Cost of revenue consists of inventory costs on hardware sales and server center costs and third party royalty fees on our NotifyLink sales. Cost of revenue decreased significantly to $89,333 in the nine-month period ended June 30, 2007 from $531,944 for the nine-month period ended June 30, 2006. The decrease in the cost of revenue is due to the cost of hardware products in fiscal 2006 versus solely software and service costs in fiscal 2007.

Our gross margin increased to 97.0% in the nine-month period ended June 30, 2007 compared to a gross margin of 84.1% in the nine-month period ended June 30, 2006. The increase is directly related to the changed product mix where cost of sales for hardware products reduced the fiscal 2006 gross profit and was absent from the fiscal 2007 cost of sales. There will be no more hardware cost of sales in the foreseeable future as we have discontinued the hardware product line.

Our gross margin has historically been affected by a number of factors, including product mix, product demand, pricing pressures, warranty costs, and timing. The most significant historical fluctuations have been associated with our legacy CPE product sales but we have ceased manufacturing and selling CPE. We are still subject to product demand and pricing pressures as our sales have transitioned to software and service products but we do not believe will experience the more significant changes that have been historically caused by hardware versus software and service sales.

Research and development

Research and development expenses consist primarily of personnel costs and support expenses. Research and development expenses increased to $945,062 for the nine-month period ended June 30, 2007 from $713,035 for the nine-month period ended June 30, 2006. This increase reflects the growth in our design and test staff required to support our expanding product lines and the advance of wireless devices available to users. The proliferation of new devices introduced into the wireless market has also increased engineering support for our product. Research and development is a critical factor in a growing technical market. Consequently, we expect to continue to invest in this area as resources allow. There can be no assurance that the market will continue to accept our wireless products.

Sales and marketing

Sales and marketing expenses consist primarily of personnel, travel costs and sales commissions related to our sales effort of the NotifyLink product line. Sales and marketing costs increased to $1,247,004 for the nine-month period ended June 30, 2007 from $1,221,606 for the nine-month period ended June 30, 2006. We use an internal sales force and a customer support staff to facilitate the NotifyLink sales process. The Visual Got Mail Solution sales have been completely supported at the executive staff level and its termination will not result in any saving in sales and marketing costs.

NOTIFY TECHNOLOGY CORPORATION
NOTES TO CONDENSED FINANCIAL STATEMENTS
(UNAUDITED)

We anticipate that sales and marketing expenses will increase in future quarters as we hire additional sales and customer support personnel and attempt to expand our existing referral base and create new distribution channels.

General and administrative

General and administrative expenses consist of general management and finance personnel costs, insurance expense, occupancy costs, professional fees, stock based compensation expense and other general corporate expenses. General and administrative expenses increased to $977,692 for the nine-month period ended June 30, 2007 from $970,746 for the nine-month period ended June 30, 2006.

LIQUIDITY AND CAPITAL RESOURCES

During fiscal 2006 and the nine-month period ended June 30, 2007, we funded our operations through a combination of our gross profit earned from revenue and existing cash balances. Our ability to fund our recurring losses from operations depends upon success of our NotifyLink wireless e-mail notification market solutions. We continue to evaluate our opportunities to obtain further financing. We have no current intention to obtain financing. If financing were to become available on reasonable terms, we would consider the advisability of obtaining financing.

A significant characteristic of our business is the sale of our products customarily in the form of annual contracts paid for upon signing but the revenue amortized over the twelve-month service period. As our installed base grows, this practice increases the deferred revenue liability on the balance sheet as we add new contracts faster than old contracts expire. The major cost of operations is comprised of (1) the engineering design of our product offered for sale and (2) the physical sale of a contract that requires both direct sales effort and customer service hours to facilitate a trial period of our software prior to purchase. The change in the NotifyLink deferred revenue to $1,969,259 as of June 30, 2007 from $1,623,606 as of September 30, 2006 is an indicator of product sales improvement during the period. Deferred revenue also represents the obligation to service the contracts underlying the revenue. However, the cash flow required to service the contracts is significantly less than the amortized revenue recognized each month.

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

NOTIFY TECHNOLOGY CORPORATION
NOTES TO CONDENSED FINANCIAL STATEMENTS
(UNAUDITED)

At June 30, 2006, we had cash and cash equivalents of $877,487. Over the last several years, we have financed our operations primarily through revenue from operations and existing cash balances. The net cash generated by operating activities equaled $87,253 in the nine-month period ended June 30, 2007 versus net cash generated by operating activities of $170,848 in the nine-month period ended June 30, 2006. The cash generated by operations in the nine-month period ended June 30, 2007 was a combination of a net loss of $297,730, a decrease in accounts receivable of $15,886, an increase in deferred revenue of $345,653 and a decrease of accounts payable of $5,938. The net cash provided in the nine-month period ended June 30, 2006 was largely attributable to an increase in the fair value of warrants liability of $457,919 and an increase in deferred revenue of $416,417. Despite this favorable performance, we anticipate that we will have negative cash flow from time to time in operating activities in future quarters and years.

Net cash used in investing activities was an outflow of $25,628 and a net inflow of $243,874 for the nine-month periods ended June 30, 2007 and 2006, respectively. The net cash outflow in the nine-month period ended June 30, 2007 was due to capital purchases partially offset by the sale of fixed assets. The net cash outflow in the nine-month period ended June 30, 2006 was due to proceeds from the sale of patents partially offset by capital purchases.

Net cash used by financing activities was an outflow of $13,544 and an outflow of $18,521 for the nine-month periods ended June 30, 2007 and 2006, respectively due to payments on capital leases.

OFF-BALANCE SHEET ARRANGEMENTS

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

A significant portion of our revenue has been derived from the sale of a single solution to a single customer and that customer has discontinued the program our product supports

For the nine-month period ended June 30, 2007, 8% of our revenue came from the sale of our Visual Got Mail Solution service to a single competitive provider of local phone services. In July 2004, the customer changed its business position in the market in which our product is sold and terminated its outbound marketing efforts. Although our customer continued to purchase our service product from us until February 28, 2007, they have since discontinued the program that our product supports and terminated our service. We have no alternative distribution channel for our Visual Got Mail Solution and, in the future, we will have to rely exclusively on our NotifyLink product revenue to support operations. If we are unable to increase our NotifyLink product revenues for any reason, it would have a material and adverse effect on our business, operating results, and financial condition.

We have a history of losses, and there is no assurance of future profitability

We commenced operations in August 1994 and through January 1996 were engaged primarily in research and development. We introduced the Visual Got Mail Solution in fiscal 2001 and made a subsequent decision in fiscal 2003 to refocus our strategy on developing and selling software applications for the wireless data market. Accordingly, our business has changed substantially in recent years, making it difficult to make period-to-period comparisons of our operations, and we face all of the risks and uncertainties encountered by early-stage companies. For the fiscal years ended September 30, 2006, 2005 and 2004, we incurred net losses of $314,892, $557,452 and $655,908, respectively. We incurred a net loss of $297,729 for the nine-month period ended June 30, 2007 and as of June 30, 2007 we had an accumulated deficit of $24,246,308 and a working capital deficit of $985,606. Although we were cash positive in fiscal 2006 and for the first nine-months of fiscal 2007, we anticipate having negative cash flow from operating activities from time to time in future quarters and years. We also expect to incur further operating losses in future quarters and years until such time, if ever, as there is a substantial increase in orders for our products and product sales generating sufficient revenue to fund our continuing operations. There can be no assurance that sales of our products will ever generate significant revenue, that we will ever generate positive cash flow from our operations or that we will attain or thereafter sustain profitability in any future period.

NOTIFY TECHNOLOGY CORPORATION
NOTES TO CONDENSED FINANCIAL STATEMENTS
(UNAUDITED)

If we are unable to market our wireless software products and achieve industry acceptance quickly, we could lose existing and potential customers and our sales would decrease

We continue to invest in our wireless products in order to grow our revenue and improve our financial condition. We need to market improved wireless software products on a timely basis to keep pace with technological developments, emerging industry standards, and the growing needs of our sophisticated customers. We intend to extend our product offerings primarily through our NotifyLink product line primarily into the Internet Message Access Protocol (IMAP) product base. However, we may experience difficulties in marketing these new products, and our inability to timely and cost-effectively introduce them and future enhancements, or the failure of these new products or enhancements to achieve market acceptance, could seriously harm our business. Life cycles of wireless software products are difficult to predict, because the market for such products is new and evolving and characterized by rapid technological change, frequent enhancements to existing products and new product introductions, changing customer needs and evolving industry standards. The introduction of competing products that employ new technologies and emerging industry standards could render our products and services obsolete and unmarketable or shorten the life cycles of our products and services. The emergence of new industry standards might require us to redesign our products. If our products are not in compliance with industry standards that become widespread, our customers and potential customers may not purchase our products.

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

We may be unable to generate the capital necessary to support our planned level of research and development activities or to manufacture and market our products. Financing may not be available to us when and if required or on commercially reasonable terms

At June 30, 2007, we had an accumulated deficit of $24,246,308 and incurred a net loss of $297,729 for the nine-month period ended June 30, 2007. We had a working capital deficit at that date of $985,606. Our recently developed NotifyLink products will need to attain favorable market acceptance in order for us to be able to continue our research and development activities and to fund operating expenses at current levels. Regardless, because our NotifyLink wireless product line has not provided sufficient contributions to our revenue to date to operate profitably without the contribution of our Visual Got Mail Solution service revenue, the success of our business operations will depend upon a significant favorable market acceptance for our new wireless software products and our ability to obtain further financing. Obtaining additional financing will be subject to a number of factors including market conditions, investor acceptance of our business plan, and investor sentiment. These factors may make the timing, amount, terms and conditions of additional financing unattractive or unavailable to us. If we are unable to raise additional financing, we will have to rely on our operations for cash flow or significantly reduce our spending, delay or cancel planned activities or substantially change our current corporate structure. In such an event, we intend to implement expense reduction plans in a timely manner. However, these actions would have material adverse effects on our business, results of operations, and prospects, resulting in a possible failure of our business. Any financing would be expected to substantially dilute the interests of our existing stockholders.

NOTIFY TECHNOLOGY CORPORATION
NOTES TO CONDENSED FINANCIAL STATEMENTS
(UNAUDITED)

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

NOTIFY TECHNOLOGY CORPORATION
NOTES TO CONDENSED FINANCIAL STATEMENTS
(UNAUDITED)

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

We face significant competition

We believe the market for our wireless products is highly competitive and that competition is likely to intensify. In the market for wireless email notification and management software, we compete with Research In Motion Limited, Visto and the Good Technology division of Motorola. We expect that to the extent that the market for our products develops, competition will intensify and new competitors will enter the market. We may not be able to compete successfully against existing and new competitors as the market for our products evolves and the level of competition increases. A failure to compete successfully against existing and new competitors would materially and adversely affect our business, revenue, operating results, and financial condition.

Our products may not be accepted

We first launched our NotifyLink product line in November 2000. We have since released improved versions and expanded our NotifyLink product offerings. Although the sales of our NotifyLink product has grown significantly over the last few years, the revenue from this product line alone has not yet been sufficient to bring us to profitability.

We intend to continue to devote engineering, sales and marketing efforts to our NotifyLink product line and to promote general consumer and business interest in our products. There can be no assurance that such efforts will be successful or that significant market demand for our products will ever develop.

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

One director holds a large percentage of our stock and his interests may differ from other stockholders

On May 29, 2007, Commonwealth Associates, LLC, along with a number of other investors, sold their securities, including Unit Purchase Options, to 21X Investments LLC.

As of June 30, 2007, Mr. David Brewer, beneficially owned, in the aggregate, approximately 55% of our outstanding common stock assuming the conversion of all outstanding warrants, preferred unit options and options held by 21X Investments LLC that were exercisable within 60 days of June 30, 2007. Mr. Brewer has been a director of Notify since February 2000. Because of this beneficial ownership and his management roll in 21X Investments LLC, Mr. Brewer will have a significant influence over most matters requiring approval by stockholders, including the election of directors, any amendments to our certificate of incorporation and significant corporate transactions.

On June 21, 2007, the Board of Directors passed a resolution reducing the size of the Board from seven members to five members. Prior to this event, two vacancies existed because of two Board member resignations, one due to business reasons and one as a result of no longer holding an investment interest in Notify.

NOTIFY TECHNOLOGY CORPORATION
NOTES TO CONDENSED FINANCIAL STATEMENTS
(UNAUDITED)

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

Item 3. Controls and Procedures

(a) Evaluation of Disclosure Controls and Procedures.

Our chief executive officer and our chief financial officer, after evaluating our disclosure controls and procedures (as defined in the rules and regulation of the Securities and Exchange Commission under the Securities Exchange Act of 1934 (the "Exchange Act"), as of the end of the period covered by this Quarterly Report on Form 10-QSB, have concluded that our disclosure controls and procedures are effective to ensure that information we are required to disclose in reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosures, and that such information is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms.

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

Dated: August 14, 2007
/s/ Gerald W. Rice
Chief Financial Officer (Principal Financial and Accounting Officer)