Form 10KSB
period 2007-09-30
NOTIFY TECHNOLOGY CORP
filed 2007-12-21
CIK 1031980

================================================================================

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                               ------------------

                                   FORM 10-KSB

(Mark one)

|X| Annual Report Under Section 13 or 15(d) of the Securities Exchange Act of 1934 For the Fiscal Year Ended September 30, 2007

                                       or

|_| Transition Report Under Section 13 or 15(d) of the Securities Exchange Act of 1934

                        Commission File Number 000-23025

                               ------------------

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

                                  Common Stock

                               ------------------

      Check  whether  the issuer is not  required  to file  reports  pursuant to
Section 13 or 15(d) of the Exchange Act. |_|

      Check whether the issuer (1) has filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes |X| No |_|

      Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. |_|

      Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act) Yes |_| No |X|

      State issuer's revenues for its most recent fiscal year. $3,947,395

      The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant, based upon the closing sale price of the Common Stock on December 15, 2007, was approximately $3,567,589. Shares of Common Stock held by officers and directors and their affiliated entities have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily conclusive for other purposes.

      The number of shares outstanding of Registrant's common stock, $0.001 par value at December 15, 2007 was 14,075,662 shares.

      Transitional Small Business Disclosure Format (check one): Yes |_| No |X|

================================================================================

                                     PART I

                           FORWARD LOOKING STATEMENTS

      You should read the following discussion in conjunction with our audited financial statements and the notes thereto that appear elsewhere in this Annual Report on Form 10-KSB. The following discussion contains forward-looking statements, within the meaning of Section 27A of the Securities Act of 1933 and
Section 21E of the Securities Exchange Act of 1934, which involve risks and uncertainties. Forward-looking statements generally include words such as "may," "will," "plans," "seeks," "expects," "anticipates," "outlook," "intends," "believes" and words of similar import as well as the negative of those terms. In addition, any statements that refer to expectations, projections or other characterizations of future events or circumstances, including any underlying assumptions, are forward-looking statements. All forward-looking statements included in this Annual Report on Form 10-KSB, including, but not limited to, statements regarding the future growth of our wireless product line; statements regarding future revenues from our products; statements regarding future financings statements regarding future costs; statements regarding future research and development efforts; statements regarding competition in the market for wireless products; statements regarding future patent applications; statements regarding future financial results; and statements regarding future plans to extend our product line; are based on current expectations and are subject to important factors that could cause actual results to differ materially from those projected in the forward-looking statements. Such important factors include, but are not limited to, those discussed below under "Risk Factors" and elsewhere in this Annual Report and in other documents we file with the U.S. Securities and Exchange Commission.

ITEM 1. Description of Business

      We were incorporated in the State of California in August 1994. We are an independent software vendor ("ISV") focused on providing secure, wireless synchronization of email and personal information management ("PIM") (calendar, contacts, and tasks information) across a variety of wireless devices and email collaborations suites. Our product provides solutions to organizations and businesses supporting Novell GroupWise(TM), Microsoft Exchange(TM), and a variety of alternative email collaboration suites such as the Sun Java Communications Suite, the Oracle Collaboration Suite, The Mirapoint Messaging Suite, CommunigatePro, Scalix Enterprise Server, Kerio Messaging Suite, The MDaemon Messaging Suite, FirstClass, and Meeting Maker. We support a variety of wireless device platforms on each of these suites including the Blackberry, Palm, Windows Mobile, and Symbian. As of July 4, 2006, we became an official BlackBerry ISV Alliance Partner with Research In Motion. Our product provides our customers with secure wireless mobile access using various handheld wireless devices to manage their email, calendar appointments and address book on any of the email collaboration suites we support. Our product supports wireless devices from different manufacturers and different network carriers around the world.

      Historically, we also have provided services related to our Visual Got Mail Solution, a wireline legacy product for voice mail notification. As of February 2007, we have discontinued this product due to our contract for the service being terminated by our single customer. Even though the Visual Got Mail Solution is no longer sold, we generated service revenue from the installed base of voice mail users during fiscal 2007 from October 2006 until February 2007.

      Since 2004, our wireless software product line revenue has grown and constituted the majority of our total revenue in fiscal 2006 and fiscal 2007. The focus of our sales, marketing and development effort in fiscal 2007 has been in our wireless software products. Wireless products contributed approximately 94% of our total revenue in fiscal 2007 as compared to 66% of total revenues in fiscal 2006. We sell our products primarily through direct sales in the United States and Canada and through resellers internationally.

      We are currently the only provider of a single wireless enterprise synchronization solution enabling organizations a single solution to simultaneously support any BlackBerry, Palm and Windows Mobile device. We provide a network independent solution thereby facilitating unparalleled flexibility to change devices or networks as technology develops or user needs evolve. In addition, we are the only provider of wireless email and PIM synchronization middleware supporting BlackBerry wireless devices other than Research In Motion Limited ("RIM"). As such, we have an ISV partnership agreement with RIM recognizing our ability to provide email and PIM synchronization support to BlackBerry users. Our NotifyLink Enterprise provides both wired and wireless synchronization for email, calendar, contacts and task information. Our NotifyLink Enterprise comes in an "On-Premise" Edition and an "On-Demand" Edition. Both the NotifyLink Enterprise On-Premise and On-Demand Editions can be integrated into an organization's existing network while offering broad wireless device support.

      For wireless device users, NotifyLink provides support for a variety of wireless networks including cellular networks such as CDMA/1XRTT/EVDO, GSM/GPRS/EDGE, and all fixed wireless networks using 802.11x technology. We have designed the NotifyLink On-Premise Edition for information technology (IT) organizations that desire centralized management and support for their mobile user needs. With the NotifyLink On-Premise Edition, organizations can support their growing mobile workforce while providing a migration path from wired to wireless device usage.

      We expanded our product offering with the NotifyLink Enterprise On-Demand Edition in fiscal 2005 and it has grown to represent approximately 25% of our NotifyLink sales. The NotifyLink On-Demand Edition provides users with the same features as the NotifyLink On-Premise Edition without the need to install a NotifyLink server on the customer's premise. The NotifyLink On-Demand Edition is particularly well suited for smaller user organizations seeking a comprehensive wireless synchronization solution while minimizing infrastructure costs and IT resources.

Products

NotifyLink Enterprise Edition ("NotifyLink")

      NotifyLink Enterprise is comprised of the NotifyLink Enterprise On-Premise Edition and the NotifyLink Enterprise On-Demand Edition. NotifyLink has been designed to uniquely address the needs of organizations of all sizes.

      Using either of the NotifyLink Enterprise Editions, mobile users can read, compose, reply, forward, mark as read, and delete email messages from their mobile device. NotifyLink provides users with an "automatic" synchronization of emails sent to end users' email mailbox and all emails originated, forwarded and replied to from the mobile device will be synchronized with the user's desktop. NotifyLink is device agnostic because email users are provided with a platform specific smart client, which is loaded on the mobile device. Once the platform specific smart client mobile device is installed on their wireless device and the server on-line, the user is able to open their email, read it and then perform any number of operations including replying, forwarding, and even deleting the email. NotifyLink supports attachment download and upload for Palm, Windows Mobile, and BlackBerry mobile devices. NotifyLink also supports the ability to forward attachments. NotifyLink provides bi-directional mobile synchronization of the user's calendar, contacts, and tasks regardless of whether the information was entered on the mobile device or at the user's desktop. The transmitted information keeps personal calendars continually up to date at both the client server level and the mobile device level.

      NotifyLink's "wireless" functionality supports all Palm, Windows Mobile and BlackBerry OS devices simultaneously over a variety of wireless networks:
GSM/GPRS/EDGE, CDMA/1XRTT/EVDO and any 802.11x. NotifyLink wireless functionality also provides "over-the-air" synchronization of email and personal information management thereby freeing users from the requirement to cradle their wireless devices in order to maintain synchronization. NotifyLink provides automatic notification of new email and PIM eliminating the need for users to initiate a data session in order to retrieve their personal data.

      All email and PIM is stored behind an organization's firewall, while all delivery of information to and from the wireless devices is encrypted utilizing either Triple Data Encryption Algorithum (TDES) or Advanced Encryption Standard
(AES) encryption algorithms. Information security is increased because NotifyLink supports both TDES and the latest AES. AES is a Federal Information Processing Standard, that specifies a cryptographic algorithm for use by U.S. Government organizations to protect sensitive, unclassified information.

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

      NotifyLink Enterprise On-Demand Edition

      Beginning in November 2004, we began to actively market our NotifyLink On-Demand Edition for Novell GroupWise. In March 2005, we launched the NotifyLink On-Demand Edition for Microsoft Exchange. Throughout 2006 the NotifyLink Enterprise On Demand product line was expanded to support the variety of alternative collaboration suites also supported by the On-Premise Edition. The NotifyLink On-Demand Edition provides the same wireless synchronization of email, calendar, contacts and task information as our NotifyLink On-Premise Edition, except without the need of any on-premise hardware or software. The NotifyLink On-Demand Edition provides wireless synchronization services and support from a hardened data center that provides users a high level of reliability and availability. It remotely accesses email and PIM data from the customer email collaboration suite and synchronizes to a user's BlackBerry, Palm or Windows Mobile wireless device. The NotifyLink On-Demand Edition provides organizations with a simple solution to their immediate mobility needs. It was designed as a cost efficient alternative for customers whose universe of wireless users does not justify an internal server or who do not have the internal IT resources to maintain a NotifyLink Enterprise server. The NotifyLink On-Demand Edition is also targeted at organizations interested in outsourcing the wireless synchronization of email and PIM.

Visual Got Mail Solution

      Our legacy Visual Got Mail Solution was designed to provide voice mail notification services to customers. In fiscal 2006 and 2007, our revenues from our Visual Got Mail Solution consisted principally of sales to one customer in connection with its local voice mail telephone service. The Visual Got Mail Solution, designed for telephone company deployment as a service offering, included a scalable carrier class server infrastructure that we hosted and a Call Manager telephone adjunct (CPE) that we manufactured and sold. The Visual Got Mail Solution integrated our caller-id technology with a unique method of voice mail notification into a single device that can fit into the palm of your hand. Revenues for the Visual Got Mail Solution declined substantially from fiscal 2003 to fiscal 2004 as the customer reduced its commitment to providing local telephone services. The program was finally cancelled as of March 1, 2007 and our services ceased on February 28, 2007. This product has no other market so it has been discontinued.

Sales, Marketing and Distribution

      We are expanding our customer base by gathering leads through several channels. We have an inside sales force that handles leads generated from our corporate web site, the web sites of our email and device partners where we maintain a presence, referrals from referral partners with whom we have agreements, 2way wireless carriers and other customers. Another channel is based on referrals from 2way device manufacturers such as RIM and Palm, Inc. We will continue to receive referrals from these channel partners only to the extent that they successfully refer our products and services to interested customers.

      Our NotifyLink products consist of numerous contracts sold directly to individual companies. We typically sell annual licenses recognized ratably over the term of the contract. The NotifyLink product line and the discontinued Visual Got Mail Solution accounted for 94% and 6% of total revenues in fiscal 2007, respectively. In fiscal 2006, the NotifyLink product line and Visual Got Mail Solution accounted for 66% and 34% of total revenue, respectively.

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

      We provide customer technical support to our customers for all of our products and product installation for our NotifyLink customers. We maintain a hosting center for our NotifyLink product line in Ohio. We also supply the support to maintain up-time requirements for our NotifyLink On-Demand products.

Research and Development

      We incurred $1,308,427 and $975,611 in research and development expenses in fiscal 2007 and 2006, respectively. Our development efforts were devoted to improving our software product, porting our solution to new wireless devices released by wireless device manufacturers, and creating new products within the NotifyLink family. Our software engineering development is located in our offices in Canfield, Ohio. A growing part of our engineering efforts are devoted to porting our product to new devices as they are released by manufacturers and assuring backwards compatibility with older devices. In addition, we believe that our future success, if any, depends significantly on our ability to continue to enhance our existing wireless products and to develop new products. Therefore, we intend to continue to incur research and development costs. We expect that our research and development efforts will be focused in wireless software.

Manufacturing

      We had virtually no manufacturing efforts in fiscal 2007 with the final termination of our Visual Got Mail Solution program. Those costs still included in cost of revenue consist of our hosting site expenses for the NotifyLink product and royalty fees paid to NCR Corporation ("NCR") on certain aspects of the technology we use in the NotifyLink product.

Competition

      We believe the market for our wireless products is generally competitive. In particular, in the market for wireless email notification and management software for Microsoft Exchange and Novell GroupWise, there is very strong competition. In the market for wireless email notification and management software for alternative email collaboration partners, we have minimal to no competition at this time. We expect that to the extent the market for our products develops, competition will intensify and new competitors will enter the market. We may not be able to compete successfully against existing and new competitors as the market for our products evolves and the level of competition increases. A failure to compete successfully against existing and new competitors would materially and adversely affect our business, revenue, operating results, and financial condition.

Proprietary Rights

      We regard various features and design aspects of our products as proprietary and we rely primarily on a combination of patent, copyright, and trademark laws and employee and third-party nondisclosure agreements to protect our proprietary rights. Our patents expire between July 2013 and February 2014. In fiscal 2006, we sold our rights to several patents for legacy products no longer in production. Our software products are generally not subject to patent claims although we intend to continue to apply for patents, as appropriate, for our future technologies and products. There are few barriers to entry into the market for our products, and there can be no assurance that any patents we apply for will be granted, that any issued patents will be enforceable or valid, or that the scope of our patents or any patents granted in the future will be broad enough to protect us against the use of similar technologies by our competitors. There can be no assurance, therefore, that any of our competitors, some of whom have far greater resources than we do, will not independently develop technologies that are substantially equivalent or superior to our technology.

      In August 2006, we entered into an ISV Partnership with RIM, the maker of the BlackBerry hand-held device to provide email and PIM synchronization to any of the alternative email collaboration suites we support. Our agreement with RIM is renewed annually.

      We may be involved from time to time in litigation to determine the enforceability, scope and validity of any of our proprietary rights or of third parties asserting infringement claims against us. These claims could result in substantial cost to us and could divert our management and technical personnel away from their normal responsibilities.

      In November of 2003, we entered into a non-exclusive license agreement with NCR that allows us to offer certain product features on our NotifyLink Enterprise Editions that are covered by a patent held by NCR. This agreement requires a royalty payment on Enterprise revenue subject to the patent. The agreement contains a $500,000 cap on the aggregate royalty to be paid and an exit clause if we were to no longer sell our NotifyLink Enterprise Editions. We paid $103,225 in royalties under this agreement in the twelve months ended September 30, 2007 compared to $80,229 in the twelve month period ended
September 30, 2006. We have paid $265,375 against the $500,000 cap as of September 30, 2007. Once the $500,000 cap is reached we will hold a fully paid up non-exclusive right for the use of the NCR patent.

Employees

      As of September 30, 2007, we employed forty-nine (49) persons of whom twenty-three (23) were engaged in research and development, eight (8) in sales and marketing, fourteen (14) in customer service, and four (4) in general administration and finance. All but one of these employees are employed on a full-time basis. None of our employees are currently represented by a labor union. We consider our relations with our employees to be good.

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


RISK FACTORS

We have a history of losses, and there is no assurance of future profitability

      We commenced operations in August 1994 and through January 1996 were engaged primarily in research and development. We introduced the Visual Got Mail Solution in fiscal 2001 and made a subsequent decision in fiscal 2003 to refocus our strategy on developing and selling software applications for the 2way wireless data market. Accordingly, our business has changed substantially in recent years, making it difficult to make period-to-period comparisons of our operations, and we face all of the risks and uncertainties encountered by early-stage companies. For the fiscal years ended September 30, 2006, 2005 and 2004, we incurred net losses of $ 314,892, $557,452 and $655,908, respectively. We incurred a net loss of $426,004 for the twelve month period ended September 30, 2007 and as of September 30, 2007, we had an accumulated deficit of $24,374,583 and a working capital deficit of $1,089,319. Although the cash flow from operations was positive in the twelve month period ended September 30, 2007, we are not assured we can maintain a positive cash flow from operating activities in future quarters and years. We may also incur further operating losses in future quarters and years until such time, if ever, as there is a substantial increase in orders for our products and product sales generating sufficient revenue to fund our continuing operations. There can be no assurance that sales of our products will ever generate significant revenue, that we will generate or maintain positive cash flow from our operations or that we will attain or thereafter sustain profitability in any future period.

If the market for wireless data communications devices does not grow, we may not successfully increase or maintain the sale of our NotifyLink products

      The overall market for wireless data communications devices has experienced significant growth in recent years. The success of our NotifyLink Enterprise On-Premise and On-Demand products depends upon this growth. There can be no assurance that the market for wireless software products will continue to grow, that firms within the industry will adopt our software products for integration with their wireless data communications solutions, or that we will be successful in independently establishing product markets for our wireless software products. We cannot predict that growth of our NotifyLink products will continue or maintain itself at the current level. If the various markets in which our software products compete fail to grow, or grow more slowly than we currently anticipate, or if we were unable to establish product markets for our new software products, our business, results of operation and financial condition would be materially adversely affected.

A significant portion of our revenue was historically derived from the sale of a single solution to a single customer and that customer has discontinued the program our product supports

      For the fiscal year ended September 30, 2007, 6% of our revenue came from the sale of our Visual Got Mail Solution service to a single competitive provider of local phone services. In July 2004, the customer changed its business position in the market in which our product is sold and terminated its outbound marketing efforts. Although our customer continued to purchase our service product from us until February 28, 2007, they have since discontinued the program that our product supports and terminated our service. We have no alternative distribution channel for our Visual Got Mail Solution and, in the future, we will have to rely exclusively on our NotifyLink product revenue to support operations. If we are unable to increase our NotifyLink product revenues for any reason, it would have a material and adverse effect on our business, operating results, and financial condition.

We may be unable to generate the capital necessary to support our planned level of research and development activities or to manufacture and market our products

      At September 30, 2007, we had an accumulated deficit of $24,374,583 and incurred a net loss for the year ended September 30, 2007 of $426,004. We also had a working capital deficit at that date of $1,089,319. Our recently developed NotifyLink products will need to attain favorable market acceptance in order for us to be able to continue our research and development activities and to fund operating expenses at current levels. Regardless, because our NotifyLink wireless product line has not provided sufficient contributions to our revenues to date to operate profitably, the success of our business operations will depend upon a significant favorable market acceptance of our wireless software products and could require us to obtain further financing. Obtaining additional financing will be subject to a number of factors including market conditions, investor acceptance of our business plan, and investor sentiment. These factors may make the timing, amount, terms and conditions of additional financing unattractive or unavailable to us. If we are unable to obtain significant market acceptance of our wireless products or raise additional financing, we will have to significantly reduce our spending, delay or cancel planned activities or substantially change our current corporate structure. In such an event, we intend to implement expense reduction plans in a timely manner. However, these actions would have material adverse effects on our business, results of operations, and prospects, resulting in a possible failure of our business.

If we are unable to develop, market and sell new and improved wireless software products on a timely basis, we could lose existing and potential customers and our sales could decrease

      We continue to invest in our wireless products in order to grow our revenue and improve our financial condition. We need to develop, market and sell new and improved wireless software products on a timely basis to keep pace with technological developments, emerging industry standards, and the growing needs of our sophisticated customers. We may experience difficulties in marketing and selling new products, and our inability to timely and cost-effectively introduce new products and future enhancements, or the failure of these new products or enhancements to achieve market acceptance, could seriously harm our business. Life cycles of wireless software products are difficult to predict, because the market for such products is relatively new and evolving and characterized by rapid technological change, frequent enhancements to existing products and new product introductions, changing customer needs and evolving industry standards. The introduction of competing products that employ new technologies and emerging industry standards could render our products and services obsolete and unmarketable or shorten the life cycles of our products and services. The emergence of new industry standards might require us to redesign our products. If our products are not in compliance with industry standards that become widespread, our customers and potential customers may not purchase our products.

Our quarterly operating results may vary

      We anticipate that we will experience significant fluctuations in our operating results in the future. Fluctuations in operating results may cause the price of our common stock to be volatile. Operating results may vary as a result of many factors, including the following:

o     our level of research and development;

o     our sales and marketing activities;

o     announcements by us or our competitors;

o     size and timing of orders from customers;

o     new product introductions by us or our competitors;

o     future market acceptance of our products;

o     licensing costs of patent conflicts; and

o     price erosion.

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

We need to continue to develop our marketing channels and build our sales force

      We are building a formal referral channel, an international reseller channel and participate in informal referral arrangements with several wireless carriers, 2way wireless device manufacturers and one net ware company for the sale of our NotifyLink products and services where our products assist in the sale of their products. We have a limited direct sales force to sell our NotifyLink products and services to eventual users and we rely upon both formal and informal referral arrangements to provide leads for our NotifyLink products. To date, most of our referral arrangements are formal and we will receive referrals only to the extent that our referral partners successfully refer our products and services to potential users. There can be no assurance that we will achieve a significant volume of sales of our NotifyLink products and services to end users or will continue to receive referrals through our formal arrangements. Our Enterprise solution product is sold into an emerging market and although we have operated on a cash positive basis in the fiscal years ending September 30, 2006 and 2007, we have not yet achieved sufficient growth in our sales to operate profitably on an income statement basis.

      We are expanding our distribution channels for our wireless products by participating in national and regional trade shows, promotions with strategic partners and presenting at Novell GroupWise user meetings across the United States. We cannot predict whether these activities will result in increased wireless revenue. We also have limited international sales due to limited resources to build a reseller network. Our management will need to expend time and effort to develop these channels. Our customer profile has successfully changed from volume sales to a limited number of large telecommunication customers to relatively small sales to a large number of business customers thereby reducing our dependence on any one customer. We have expanded our internal sales force in response. We are building experience selling into the wireless market but may not be able to adapt our traditional marketing and distribution programs to expand our distribution channels and any marketing efforts undertaken by or on behalf of us may not be successful.

One of our directors holds a large percentage of our stock and is able to exert substantial control over us

      On May 29, 2007, 21X Investments LLC, an entity of which David A. Brewer, one of our directors since February 2000, is the sole member and manager, purchased securities of Notify held by Commonwealth Associates, LLC and several other investors. Following the purchase of these securities, Mr. Brewer, beneficially owned, in the aggregate, approximately 55% of our outstanding common stock assuming the conversion of all outstanding warrants, preferred unit options and options held by 21X Investments LLC that were exercisable within 60 days of the purchase. As a result of this purchase, Mr. Brewer will have a significant influence over all matters requiring approval by stockholders, including the election of directors, amendments to our certificate of incorporation and significant corporate transactions, such as a merger or other sale of our company or its assets. This concentration of ownership will limit other shareholders' ability to influence corporate matters and may have the effect of delaying or preventing a third party from acquiring control over us.

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

We participate in a competitive market

      We believe the market for our wireless products is generally competitive. In particular, in the market for wireless email notification and management software, for Microsoft Exchange and Novell GroupWise, there is very strong competition. We expect that to the extent that the market for our products develops, competition will intensify and new competitors will enter the market. We may not be able to compete successfully against existing and new competitors as the market for our products evolves and the level of competition increases. A failure to compete successfully against existing and new competitors would materially and adversely affect our business, revenue, operating results, and financial condition

Delisting from the Nasdaq SmallCap Market may affect the liquidity of our trading market and the market price of our common stock

      Since September 4, 2002, our common stock has been quoted on the Over-the-Counter Bulletin Board. As a result, our shareholders could find it difficult to dispose of or to obtain accurate quotations as to the market value of, our common stock. In addition, delisting may make our common stock ineligible for use as, or make our common stock substantially less attractive as, collateral for margin and purpose loans, for investment by financial institutions under their internal policies or state legal investment laws, as consideration in the financing of future acquisitions of businesses or assets by us, and for issuance by us in future capital raising transactions any of which could cause the market price of our common stock to decrease. Delisting subjects our common stock to the "penny stock rules" contained in Section 15(g) of the Securities Exchange Act of 1934.

We depend on key executives

      Our potential for success depends significantly on key management employees, including our Chairman, President and Chief Executive Officer, Mr. Paul F. DePond, our Vice President of Development, Rhonda Chicone and our Chief Financial Officer, Gerald W. Rice. We have entered into employment agreements with these three key management employees. The loss of their services or those of any of our other key employees would materially adversely affect us. We also believe that our future success will depend in large part on our ability to attract and retain additional highly skilled technical, management, sales and marketing personnel. If we were unable to retain or hire the necessary personnel, the development of new products and enhancements to current products would likely be delayed or prevented. Competition for these highly-skilled employees is intense. Therefore, there can be no assurance that we will be successful in retaining our key personnel and in attracting and retaining the personnel we require for expansion.

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

ITEM 2. Description of Property

      Our principal executive offices are located at 1054 South DeAnza Boulevard, Suite 105, San Jose, California 95129. These facilities consist of approximately 2,500 square feet of office space pursuant to a lease that expires March 31, 2009. We have a second location at 6570 Seville Drive, Canfield, Ohio 44406 that houses an engineering group and our customer support organization. The Ohio facility consists of approximately 5,000 square feet of office space pursuant to a lease that expires in October 2008.

      We have not invested in real property at this time nor do we intend to do so. We have no formal policy with respect to investments in real estate or investments with persons primarily engaged in real estate activities.

ITEM 3. Legal Proceedings

      We are not a party to any litigation.

ITEM 4. Submission of Matters to a Vote of Security Holders

      No matters were submitted to a vote by security holders during the fourth quarter of fiscal 2007.


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

      The quarterly high and low bid prices of our common stock during fiscal 2007 and the quarterly high and low sales prices of our common stock for fiscal 2006 are as follows:

                                NTFY Common Stock

                                                             High         Low
                                                             ----         ---
      Fiscal Year Ended September 30, 2007
           Fourth Quarter...............................    $0.400       $0.230
           Third Quarter................................    $0.320       $0.170
           Second Quarter...............................    $0.300       $0.160
           First Quarter................................    $0.250       $0.160

       Fiscal Year Ended September 30, 2006
           Fourth Quarter...............................    $0.300       $0.190
           Third Quarter................................    $0.310       $0.140
           Second Quarter...............................    $0.280       $0.031
           First Quarter................................    $0.260       $0.160

      These quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission, and may not represent actual transactions. The quarterly high and low bid prices of our common stock during fiscal 2007 were provided by Bloomberg L.P.

(b)   Holders.

      As of December 14, 2007, there were approximately 67 holders of record of our common stock.

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

ITEM 6. Management's Discussion and Analysis or Plan of Operation

Overview

      We were incorporated in the State of California in August 1994. We are a provider of secure real time wireless synchronization of email, calendar, contacts and tasks, supporting any BlackBerry, Palm and Windows Mobile Wireless device on all major domestic cellular voice and data networks. NotifyLink, our middleware enterprise On-Premise and On-Demand solutions, work with Microsoft Exchange, Novell GroupWise and a variety of IMAP4 email systems including Sun Java Communications Suite, the Oracle Collaboration Suite, The Mirapoint Messaging Suite, CommunigatePro, Scalix Enterprise Server, Kerio Messaging Suite, The MDaemon Messaging Suite, FirstClass, and Meeting Maker. NotifyLink users have the ability to compose, reply, forward and delete their emails while mobile. In addition, users have the ability to maintain mobile synchronization with their calendar, contacts and tasks from their wireless device.

      Although we primarily provide a software based product in NotifyLink, we also have a history of supplying wireline call and message notification products and services. In fiscal 2001, we developed a voice mail notification product known as the Visual Got Mail Solution for a long distance company entering the local telephone market. Although we shifted our focus to the enterprise mobility software business in fiscal 2003, the Visual Got Mail Solution generated substantially all of our revenue in fiscal 2002 and 2003, a substantial majority of our revenue in fiscal 2004 and 2005 and approximately 34% and 6% in fiscal 2006 and 2007, respectively. Finally, on March 1, 2007, our customer terminated the product as a result of a merger. There is no other market for this product and we have discontinued all our wireline products. Because we believe our greatest opportunity for future growth lies with our wireless product line, the focus of our sales, marketing and development effort in fiscal 2007 has been in our mobility software products. Wireless products contributed approximately 94% of our total revenue in fiscal 2007 as compared to 66% of total revenues in fiscal 2006. We currently sell our products primarily through direct sales. To a lesser extent, we sell our products through resellers, both domestically and internationally.

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

      We believe the following critical accounting policies, among others, involve the more significant judgments and estimates used in the preparation of our financial statements:

      We recognize revenue in accordance with the American institute of Certified Public Accounts Statement of Position ("SOP") 97-2, "Software Revenue Recognition," and SEC Staff Accounting Bulletin No. 104, "Revenue Recognition" ("SAB 104").

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

Results of Operations

Revenue

      Total revenue consists of a combination of gross revenue from the sale of annual contracts for NotifyLink and revenue from the sale of services related to our Visual Got Mail Solution. The revenue from the service contracts is recognized on a straight line basis over the term of the contract. Revenue from the Visual Got Mail Solution service is recognized in the month the service is supplied. Revenue from the sale of NotifyLink for the fiscal year ended September 30, 2007 increased to $3,709,404 from $2,896,829 the fiscal year ended September 30, 2006. Revenue from the sale of the Visual Got Mail Solution service for the fiscal year ended September 30, 2007 decreased to $237,991 from $809,300 for the fiscal year ended September 30, 2006. Revenue from the sale of the Visual Got Mail Solution equipment for the fiscal year ended September 30, 2007 was zero from $650,232 for the fiscal year ended September 30, 2006.

Cost of Revenue

      Cost of revenue consists of the hosting center costs to support the service portion of our NotifyLink product, the cost of re-sale software related to NotifyLink and royalty expense to NCR for certain technology utilized in our NotifyLink product. Cost of revenue decreased to $120,824 in the fiscal year ended September 30, 2007 from $556,416 in the fiscal year ended September 30, 2006. Fiscal 2006 contained $445,725 of cost of revenue for the Visual Got Mail Solution equipment revenue that was recognized. The comparable cost of revenue in fiscal 2007 was zero as the product line was discontinued and there were no equipment sales during fiscal 2007.

      The gross margin increased to 97% in fiscal 2007 from 87% in fiscal 2006. This increase in gross margin primarily occurred because fiscal 2006 contained a mix of lower margin CPE sales that were not present in fiscal 2007 sales.

Research and Development

      We incurred $1,308,428 and $975,611 in research and development expenses in fiscal 2007 and 2006, respectively. The increase was primarily due to personnel additions to meet the demand of new devices being released into the market by device manufacturers and assuring backwards compatibility to older products. Our development efforts were devoted to improving our software product in the area of device management, porting our solution to new devices and creating new products within the NotifyLink family. Our software engineering development is located in our offices in Canfield, Ohio. We believe that our future success, if any, depends significantly on our ability to continue to enhance our existing wireless products and to develop new products and, therefore, we intend to continue to incur research and development costs. We expect that our research and development efforts will be focused in wireless software as our wireline products have been discontinued.

Sales and Marketing

      Sales and marketing expense consists primarily of personnel, show, travel costs and sales commissions related to our sales and marketing efforts. Sales and marketing expenses decreased to $1,612,913 for the fiscal year ended September 30, 2007 from $1,634,729 for the fiscal year ended September 30, 2006. This decrease was attributable primarily to the fluctuations in both sales personnel and marketing expense. We still emphasize an internal sales force as sales tend to be technical and difficult for third parties to present effectively. The sales process for NotifyLink also involves a customer trial period that, in turn, requires an initial installation process involving assistance from customer service personnel. We have found that good customer service is an important tool to in the sales process.

      We believe that sales and marketing expenses may increase in future quarters if we continue to emphasize an in-house sales force which we believe is necessary to implement our NotifyLink strategy. Also, any growth of NotifyLink will require more sales support as we attempt to expand our existing referral base and create new distribution channels.

General and Administrative

      General and administrative expense consists of general management and finance personnel, occupancy costs, professional fees and other general corporate expenses. General and administrative expenses stayed flat at $1,287,247 for fiscal 2007 versus $1,286,191 for fiscal 2006. Decreases in compensation, rent, legal and audit helped prevent the overall general and administrative expense from increasing.

Emerging Issues Task Force (EITF) Issue No. 00-19

      In accordance with The Emerging Issues Task Force (EITF) Issue No. 00-19, "Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in a Company's Stock," the original terms of our warrants for Common shares issued in connection with our Series A Preferred offering issued on July 20, 2001, qualified for treatment as a liability on our balance sheet at their fair value until September 12, 2006 when the holders of the warrants signed an amendment changing those terms that made the warrants subject to EITF 00-19.

      The terms contained within the original Warrant Agreement that qualified these warrants under EITF 00-19 was the penalty clause that granted the warrant holders a 5% issuance of additional warrants for each month we were late in filing reports required by the SEC. Since the terms in the Warrant Agreement did not limit the number of times the penalty clause could be triggered, and because the EITF declared that a company is not in control of when its filings are effective, the EITF 00-19 guidelines required that the fair market value of the warrants be recognized as a liability on our balance sheet.

      The fair value of the warrants was estimated as of March 31, 2006, June 30, 2006 and September 12, 2006 using the Black-Scholes option-pricing model assuming no dividends and the following assumptions:

      --------------------------------------------------------------------
                         March 2006    June 2006    Sept. 2006    Total
      --------------------------------------------------------------------
      Number of           1,871,151    1,871,151    1,871,151
      warrants
      --------------------------------------------------------------------
      Risk-free
      (10-year
      Treasury yield)
      interest rate         4.76%        5.16%        4.56%
      --------------------------------------------------------------------
      Remaining
      contractual life     2.3096       2.0603        1.8082
      --------------------------------------------------------------------
      Volatility factor    166.16%      180.46%      198.91%
      --------------------------------------------------------------------
      Resulting
      warrant value       $145,252     $457,919      $470,073    $470,073
      --------------------------------------------------------------------
      Loss on FV of
      warrants            $145,252     $312,667      $12,154     $470,073
      --------------------------------------------------------------------

      This change in value reflects the increase in market price of our stock in the nine-month period ended September 12, 2006. The fair value of the warrants was recorded as "Loss on fair value of warrants" in our statement of operations, and included in "Warranty liability" on our balance sheet until September 12, 2006 when the warrant value was reclassified to Equity.

Sale of Patents

      On February 13, 2006, we announced an agreement to assign certain patents related to our legacy products that were no longer in production for a one-time payment of $250,000. The assignment was completed in June 2006 and the gain was reported as Other income in the fiscal quarter ended June 20, 2006. This assignment was a one-time event and the patents involved are not required for any current or proposed products.

Income Taxes

      There was no provision for federal or state income taxes in fiscal 2006 or 2007 as we incurred net operating losses. We expect to incur a net operating loss in future quarters and years. As of September 30, 2007, we had federal and state net operating loss carryforwards of approximately $19,500,000 and $3,300,000, respectively. The net loss carryforwards and certain research and development tax credit carryforwards will expire in tax years 2015 through 2026, if not utilized. Utilization of the net operating losses and credits may be subject to a substantial annual limitation due to ownership change limitations provided by the Internal Revenue Code of 1986, as amended (the "Code"), and similar state provisions. The annual limitation may result in the expiration of net operating losses and credits carryforwards before full utilization. For financial reporting purposes, deferred tax assets primarily related to the net operating carryforwards recognized under Financial Accounting Standard No. 109, "Accounting for Income Taxes," has been fully offset by a valuation allowance.

Liquidity and Capital Resources

      During fiscal 2007, we funded our operations through a combination of our gross profit earned from revenue and existing cash balances. Our ability to fund our recurring losses from operations depends upon success of our NotifyLink wireless e-mail notification market solutions. We continue to evaluate our opportunities to obtain further financing but it is not a critical element in our plans.

      A significant characteristic of our business is the sale of our products customarily in the form of annual contracts paid for upon signing but the revenue amortized over the twelve-month service period. As our installed base grows, this practice increases the deferred revenue liability on the balance sheet as we add new contracts faster than old contracts expire. The major cost of operations is comprised of (1) the engineering design of our product offered for sale and (2) the physical sale of a contract that requires both direct sales effort and customer service hours to facilitate a trial period of our software prior to purchase. The change in the NotifyLink deferred revenue to $2,126,518 as of September 30, 2007 from $1,623,606 as of September 30, 2006 indicates that product revenue is improving. Deferred revenue also represents the obligation to service the contracts underlying the revenue. However, the cash flow required to service the contracts is significantly less than the revenue recognized each month.

      Our continued operations depend on the cash flow from the NotifyLink sales. In the event our revenue is interrupted, we would have to reduce our operations to service our existing contract obligations unless we secured additional financing. If we were unable to achieve NotifyLink revenue improvements or secure financing, we would have to restructure our business to reduce costs.

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

      At September 30, 2007, we had cash and cash equivalents of $839,775 compared to $829,406 at the same time last year. Over the last several years, we have financed our operations primarily through revenue from operations and existing cash balances. The net cash provided by operating activities equaled $70,383 in the twelve-month period ended September 30, 2007 versus net cash provided by operating activities of $442,956 in the twelve-month period ended September 30, 2006. The cash provided by operations in the twelve-month period ended September 30, 2007 was a combination of a net loss of $426,004, an increase in accounts receivable of $151,786, offset by an increase in deferred revenue of $502,912, an increase in royalties payable of $31,554 and an increase in accrued liabilities of $18,218. We anticipate that we will have negative cash flow from time to time in operating activities in future quarters and years.

      Net cash used in investing activities was an outflow of $41,794 and $14,897 for the twelve-month periods ended September 30, 2007 and 2006, respectively. The net cash outflow in both periods was due to capital purchases partially offset by the sale of fixed assets.

      Net cash used by financing activities was an outflow of $18,219 and $22,881 for the twelve-month periods ended September 30, 2007 and 2006, respectively. The net cash outflow for the twelve-month period ended September 30, 2007was due to payments on capital leases.

Off-Balance Sheet Arrangements

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

ITEM 8. Changes  In  and  Disagreements  With  Accountants  on   Accounting  and
        Financial Disclosure

      None.

ITEM 8A. Controls and Procedures

      (a)   Evaluation of Disclosure Controls and Procedures.

      Our chief executive officer and our chief financial officer, after evaluating our disclosure controls and procedures (as defined in the rules and regulations of the Securities and Exchange Commission under the Securities Exchange Act of 1934 (the "Exchange Act"), as of the end of the period covered by this Annual Report on Form 10-KSB, have concluded that our disclosure controls and procedures are effective to ensure that information we are required to disclose in reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure, and that such information is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms.

      (b)   Changes in Internal Control Over Financial Reporting.

      No significant changes were made in our internal control over financial reporting in the period covered by this 10-KSB or in other factors that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 8B. Other Information

      We did not hold an annual meeting of shareholders during fiscal 2007. Therefore, in accordance with Rule 14a-5(f) under the Exchange Act and our bylaws, our board of directors shall determine a date a reasonable period prior to our next annual meeting of shareholders by which date all shareholder proposals for such annual meeting must be submitted.

                                    PART III

ITEM 9. Directors, Executive Officers, Promoters and Control Persons; Compliance With Section 16(a) of the Exchange Act

Directors and Executive Officers

Our directors and executive officers and their ages as of October 2, 2007 are as follows:

Name                                 Age  Position
----                                 ---  --------
Directors and Executive Officers:
Paul F. DePond.....................  54   Chief Executive Officer, President and
                                          Chairman
Gerald W. Rice.....................  59   Chief Financial Officer and Secretary
Rhonda Chicone.....................  43   Vice President of Product Development
David A. Brewer (1)(2).............  55   Director
Mark Frappier (1)(2)(3)............  52   Director

------------
(1)   Member of the audit committee of the board of directors.
(2)   Member of the compensation committee of the board of directors.
(3)   Appointed to the board of directors on October 2, 2007

Biographical information for directors and executive officers:

      Paul F. DePond, our founder, has served as our President, Chief Executive Officer and Chairman of our board of directors since our inception in August 1994. From September 1992 through May 1994, Mr. DePond served as Vice President of Corporate Marketing at Telebit Corporation, a supplier of high speed modems and dialup remote access products. From January 1991 through September 1992, Mr. DePond served as Vice President of Marketing at Alantec Corporation, a manufacturer of networking products. Mr. DePond received a Bachelor of Science Degree in Electrical and Computer Engineering from the University of Michigan, Ann Arbor in 1980 and Masters Degree in Computer Science from the University of Michigan, Ann Arbor in 1980.

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

      David A. Brewer has served as one of our directors since February 2000. Since January 1999, Mr. Brewer has served as general manager for Aragon Ventures LLC, a private equity investment firm. Mr. Brewer has been Chairman of the End Poverty Foundation, a charity organization, since January 2001. From September 2002 to present, Mr. Brewer has served as President and Chief Executive Officer of PriaVision, Inc., a private company developing advanced technologies for ophthalmic surgeons

      Mark Frappier has served as one of our directors since October 2007. Since 1994, Mr. Frappier has provided technical consulting to law firms and high tech corporations involved in complex patent litigation. Prior to that he served as Director of Technical Services at Rational Software from 1993 until 1994 and Director of Customer Service at Cooperative Solutions, Inc. from 1989 until 1993. Mr. Frappier began his career as an engineer designing computers at Rational Machines, Inc., Wang, and Data General. He graduated with a Bachelor of Science degree in Engineering from Northeastern University in 1978

      As previously reported in our Current Report on Form 8-K filed on May 31, 2007, Andrew Plevin resigned as one of our directors on May 31, 2007. We would like to thank Mr. Plevin for his service as a director.

      As previously reported in our Current Report on Form 8-K filed on June 14, 2006, Michael Acks resigned as one of our directors on June 12, 2006. We would like to thank Mr. Acks for his service as a director.

      As previously reported in our Current Report on Form 8-K filed on October 10, 2007, Inder Tallur, David Kvederis and Neil Lichtman each resigned as one of our directors on October 2, 2007. We would like to thank Messrs. Tallur, Kvederis and Lichtman for their service as directors.

      All executive officers serve at the discretion of our board of directors. All directors are elected annually and serve until the next annual meeting of shareholders or until the election and qualification of their successors. There are no family relationships between any of our directors or executive officers.

Section 16(a) Beneficial Ownership Reporting Compliance

      Section 16(a) of the Exchange Act requires our executive officers and directors and persons who own more than ten percent of a registered class of our equity securities to file an initial report of ownership on Form 3 and changes in ownership on Form 4 or 5 with the Securities and Exchange Commission and the National Association of Securities Dealers, Inc. Executive officers, directors and greater than ten percent shareholders are also required by SEC rules to furnish us with copies of all Section 16(a) forms they file. Based solely on our review of copies of such forms received by us, or written representations from certain reporting persons, we believe that, except as noted below, during the fiscal year ended September 30, 2007 all filing requirements applicable to our officers, directors and ten percent shareholders were fulfilled.

      ComVest Venture Partners was delinquent in the filing of a Form 4 related to the sale of stock. Mr. Brewer was delinquent in the filing of a Form 4 related to the sale of stock.

      Messrs. Acks, Lichtman and Frappier were each delinquent in the filing of a Form 3 related to their appointment to the board of directors.

Code of Ethics

      We have adopted the Notify Technology Corporation Code of Ethics for Principal and Executive and Senior Financial Officers ("Code of Ethics"). The Code of Ethics applies to our principal executive officer, our principal financial officer, our principal accounting officer or controller, and persons performing similar functions and responsibilities who shall be identified by our audit committee from time to time.

      The  Code  of   Ethics   is   available   at  or   website,   located   at
http://www.notifycorp.com.

      We intend to satisfy the disclosure requirement under Item 5.05 of Form 8-K regarding an amendment to, or waiver from, a provision of the Code of Ethics by posting such information on our website, at the address specified above.

Audit Committee

      We have a separately-designated standing audit committee that was established in accordance with Section 3(a)(58)(A) of the Exchange Act. Messrs. Brewer and Frappier currently serve as members of the audit committee. Mr.
Frappier is "independent" as defined under the National Association of Securities Dealers' listing standards. The board of directors has determined that Mr. Brewer is an "audit committee financial expert" as defined in Item 407(d) of Regulation S-B promulgated by the Securities and Exchange Commission. Mr. Brewer is not "independent" by virtue of his affiliation with 21X Investments, LLC, our largest shareholder.

ITEM 10. Executive Compensation

                           Summary Compensation Table

      The following table sets forth information for the two most recently completed fiscal years concerning the compensation of (i) the Chief Executive Officer and (ii) in the two other most highly compensated officers during the fiscal year ended September 30, 2007 (together the "Named Executive Officers").


                              Annual Compensation
                           ---------------------------   All Other
         Name and                   Salary     Bonus    Compensation    Total
    Principal Position     Year      ($)        ($)        ($)(1)         ($)
------------------------   ----    --------   --------    --------    --------
Paul F. DePond.........    2007    $242,308   $      0    $ 30,159    $272,467
   Chief Executive         2006     242,182     39,750      29,590     311,522
   Officer
Gerald W. Rice.........    2007    $183,077   $      0    $ 31,627    $214,704
   Chief Financial         2006     185,772     12,950      30,916     229,638
   Officer
Rhonda Chicone.........    2007    $120,769   $      0    $  7,924    $128,693
   Vice President of       2006     110,185     11,900       4,520     126,605
   Product Development

------------
(1) Represents payments of health insurance premiums and dental benefits on behalf of the Named Executive Officers.


                  Outstanding Equity Awards at Fiscal Year End

      The following table sets forth certain information for the Named Executive Officers with respect to securities underlying unexercised options at the end of fiscal 2007.

                                            Option Awards
                      ----------------------------------------------------------
                      Number of       Number of
                      Securities      Securities
                      Underlying      Underlying
                     Unexcercised     Unexercised      Option          Option
                      Options(#)       Options(#)     Exercise       Expiration
Name                 Exercisable     Unexercisable     Price($)         Date

Paul F. DePond          50,000(3)              --   $       8.813     2/23/2010
                        50,000(2)              --   $       2.750    11/29/2010
                       100,000(1)              --   $       1.600     6/28/2011
                       500,000(3)              --   $       1.600     6/28/2011
                       150,000(3)              --   $       0.320    10/10/2011
                       400,000(3)              --   $       0.250      8/5/2013
                       250,000(3)              --   $       0.260     11/8/2014

Gerald W. Rice          50,000(3)              --   $       8.813     2/23/2010
                        10,000(2)              --   $       2.750    11/29/2010
                        50,000(1)              --   $       1.600     6/28/2011
                       100,000(3)              --   $       1.600     6/28/2011
                        50,000(3)              --   $       0.320    10/10/2011
                       125,000(3)              --   $       0.250      8/5/2013
                        75,000(3)              --   $       0.260     11/8/2014

Rhonda Chicone           5,000(4)              --   $       0.906     6/11/2008
                         5,000(4)              --   $       3.781     2/24/2009
                         5,000(4)              --   $       6.375     11/9/2009
                        20,000(3)              --   $       8.813     2/23/2010
                        10,000(4)              --   $       3.875     7/17/2010
                       150,000(3)              --   $       1.600     6/28/2011
                        50,000(3)              --   $       0.320    10/10/2011
                       150,000(3)              --   $       0.250      8/5/2013
                        75,000(3)              --   $       0.260     11/8/2014

(1) Options vested upon date of grant
(2) Options vested in equal monthly installments over a 25 month period
(3) Options vested in equal monthly installments over a 36 month period
(4) Options vested in equal monthly installments over a 48 month period

      Director Compensation

      Our directors do not currently receive any cash compensation for service on the board of directors or any committee thereof. Directors are eligible for option grants under our 1997 Stock Plan. During fiscal 2007, no option grants were made to our directors.

      Employment Agreements and Change-in-Control Arrangements

      In October 2007, we entered into an amended and restated employment agreement with Mr. DePond. The agreement provides for a base annual salary of $255,000. Under the agreement, Mr. DePond is also eligible to receive annual bonuses based upon targets approved by our board of directors.

      In the event that Mr. DePond's employment with the Company is terminated without cause within twenty-four (24) months following a change of control or at any time apart from a change of control, Mr. DePond is entitled to receive severance compensation equal to a continuation of his salary for a period of eighteen (18) months. Mr. DePond will also be paid the maximum amount of his bonus for the fiscal year in which such involuntary termination occurs that could have been received had he satisfied all conditions necessary to earn such maximum amount of the bonus during the remainder of such fiscal year. In addition, Mr. DePond is entitled to receive 100% Company-paid dental and life insurance coverage and reimbursement for all premium payments paid under COBRA for continuing health insurance coverage as provided to Mr. DePond and his dependents immediately prior to such termination until the earlier of (i) eighteen (18) months following such termination, or (ii) the date Mr. DePond becomes covered under another employer's dental, life or health insurance plan. In lieu of such reimbursements, Mr. DePond may, at his sole election, receive a one-time cash payment equal to the total amount of such premium payments Mr. DePond would be required to make for eighteen (18) months following such termination. Mr. DePond is also entitled to receive outplacement services for a period of up to six (6) months following such termination with a maximum obligation to the Company of $9,000 for such services. Mr. DePond is not entitled to severance compensation in the event of a termination for cause or voluntary resignation. In the event of a termination due to disability, Mr. DePond is entitled to receive only those severance or disability benefits as are established under the Company's then existing severance and benefits plans and policies. In the event of a termination due to Mr. DePond's death, Mr. DePond is entitled to receive a one-time cash payment equal to Mr. DePond's base annual salary minus the amount Mr. DePond is entitled to receive under the Company-paid life insurance policy.

      In October 2007, we entered into an amended and restated employment agreement with Mr. Rice that provides for a base annual salary of $185,000. Under the agreement, Mr. Rice is also eligible to receive annual bonuses based upon targets approved by our board of directors.

      In the event that Mr. Rice's employment with the Company is terminated without cause within twenty-four (24) months following a change of control or at any time apart from a change of control, Mr. Rice will be entitled to receive severance compensation equal to a continuation of his salary for a period of twelve (12) months. Mr. Rice will also be paid the maximum amount of his bonus for the fiscal year in which such involuntary termination occurs that could have been received had he satisfied all conditions necessary to earn such maximum amount of the bonus during the remainder of such fiscal year. In addition, Mr. Rice is entitled to receive 100% Company-paid dental and life insurance coverage and reimbursement for all premium payments paid under COBRA for continuing health insurance coverage as provided to Mr. Rice and his dependents immediately prior to such termination until the earlier of (i) twelve (12) months following such termination, or (ii) the date Mr. Rice becomes covered under another employer's dental, life or health insurance plan. In lieu of such reimbursements, Mr. Rice may, at his sole election, receive a one-time cash payment equal to the total amount of such premium payments Mr. Rice would be required to make for twelve (12) months following such termination. Mr. Rice is also entitled to receive outplacement services for a period of up to six (6) months following such termination with a maximum obligation to the Company of $9,000 for such services. Mr. Rice is not entitled to severance compensation in the event of a termination for cause or voluntary resignation. In the event of a termination due to disability, Mr. Rice is entitled to receive only those severance or disability benefits as are established under the Company's then existing severance and benefits plans and policies. In the event of a termination due to Mr. Rice's death, Mr. Rice is entitled to receive a one-time cash payment equal to Mr. Rice's base annual salary minus the amount Mr. Rice is entitled to receive under the Company-paid life insurance policy.

      In October 2007 we entered into an amended and restated employment agreement with Ms. Chicone that provides for a base annual salary of $135,000. Under the agreement, Ms. Chicone is also eligible to receive annual bonuses based on targets approved by our board of directors.

      In the event that Ms. Chicone's employment with the Company is terminated without cause within twenty-four (24) months following a change of control or at any time apart from a change of control, Ms. Chicone will be entitled to receive severance compensation equal to a continuation of her salary for a period of twelve (12) months. Ms. Chicone will also be paid the maximum amount of her bonus for the fiscal year in which such involuntary termination occurs that could have been received had she satisfied all conditions necessary to earn such maximum amount of the bonus during the remainder of such fiscal year. In addition, Ms. Chicone is entitled to receive 100% Company-paid dental and life insurance coverage and reimbursement for all premium payments paid under COBRA for continuing health insurance coverage as provided to Ms. Chicone and her dependents immediately prior to such termination until the earlier of (i) twelve
(12) months following such termination, or (ii) the date Ms. Chicone becomes covered under another employer's dental, life or health insurance plan. In lieu of such reimbursements, Ms. Chicone may, at her sole election, receive a one-time cash payment equal to the total amount of such premium payments Ms. Chicone would be required to make for twelve (12) months following such termination. Ms. Chicone is also entitled to receive outplacement services for a period of up to six (6) months following such termination with a maximum obligation to the Company of $9,000 for such services. Ms. Chicone is not entitled to severance compensation in the event of a termination for cause or voluntary resignation. In the event of a termination due to death or disability, Ms. Chicone is entitled to receive only those severance or disability benefits as are established under the Company's then existing severance and benefits plans and policies.

      The foregoing agreements define a "change of control" as (i) the acquisition of more than 30% of our voting securities by any person or group;
(ii) a change in a majority of our board of directors occurring within a two year period; or (iii) the approval by our shareholders of a transaction which would result in a transfer of more than 50% of our voting power, a sale of all or substantially all of our assets, or a liquidation; provided, however, that a public offering of our common stock does not constitute a change of control. The agreements define "cause" as an act of dishonesty in connection with employment; a conviction of a felony that will detrimentally affect our reputation or business; and willful and gross misconduct injurious to us. The agreements define "disability" as the inability to perform duties under the agreement due to mental or physical illness determined to be total and permanent by a physician.

ITEM 11. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

      The following table sets forth certain information regarding beneficial ownership of our common stock and Series A preferred stock as of December 15, 2007, by (i) each person or entity who is known by us to own beneficially more than 5% of the outstanding shares of that class of our stock, (ii) each of our directors, (iii) each of the Named Executive Officers, and (iv) all directors and executive officers as a group.

         The table is based on information provided to us or filed with the Securities and Exchange Commission ("SEC") by our directors, executive officers and principal shareholders. Beneficial ownership is determined in accordance with the rules of the SEC, and includes voting and investment power with respect to shares. Shares of common stock and Series A preferred stock, as indicated in the table, issuable upon exercise of options or warrants that are currently exercisable or are exercisable within 60 days after December 15, 2007, are deemed outstanding for purposes of computing the percentage ownership of the person holding such options or warrants, but are not deemed outstanding for computing the percentage of any other shareholder. Unless otherwise indicated, the address for each shareholder listed in the following table is c/o Notify Technology Corporation, 1054 S. De Anza Blvd., Suite 105, San Jose, California 95129.

                                                                          Shares of Series A
                                                                               Preferred             Shares of Common Stock
                                                                       Stock Beneficially Owned         Beneficially Owned
                                            Shares of Common Stock       (Underlying Preferred         (Assuming Preferred
                                              Beneficially Owned                Units)                   Stock Conversion)
                                          --------------------------   -------------------------   --------------------------
                                             Number      Percentage      Number      Percentage      Number       Percentage
Name and Address of Beneficial Owner           (1)          (1)            (2)           (2)           (3)            (3)
------------------------------------      ------------   -----------   -----------   -----------   -----------    -----------
21X Investments LLC (3)                     8,197,779          52.5        75,965          82.0     8,957,429          54.7
   c/o 21X Investments LLC
   1080 Telegraph St B11
   Reno NV 89502
Entities and persons affiliated with        1,174,512           8.3            --            --     1,174,512           8.3
   Strategic Turnaround Equity
   Partners, LLC (4)
   c/o 720 Fifth Avenue
   New York, NY 10019
David A. Brewer (5)                         9,439,379          60.1        75,965          82.0    10,199,029          62.0
Mark Frappier                                      --            --            --            --            --            --
Paul F. DePond (6)                          1,647,615          10.6            --             *     1,647,615          10.6
Gerald W. Rice (7)                            485,203           3.3            --             *       485,203           3.3
Rhonda Chicone (8)                            481,000           3.3            --             *       481,000           3.3
All directors and executive officers as
   a group (5  persons)                    12,053,197          66.5        75,965          82.0    12,812,847          67.8

--------------
 *     less than 1%
(1) Applicable percentage of ownership is based on 14,075,662 shares of our common stock outstanding as of December 14, 2007, together with applicable options and warrants for such shareholder.
(2) Applicable percentage of ownership is based on options to purchase 9.2685 units outstanding as of December 14, 2007, in which each unit consists of 10,000 shares of Series A preferred stock and a warrant to purchase 35,000 shares of common stock (a "Preferred Unit").
(3) Includes (i), 75,965 shares of Series A preferred stock issuable to 21X Investments LLC ("21X") upon exercise of options to purchase 7.596541 Preferred Units, (ii) 265,878 shares of common stock issuable to 21X upon exercise of warrants issuable upon exercise of options to purchase
       7.596541 Preferred Units, and (iii) 1,281,901 shares of common stock issuable to 21X upon exercise of warrants. David Brewer, one of our directors, is the sole member and manager of 21X. Information with respect to the number of shares beneficially owned is based solely on the
       Schedule 13G filed with the SEC by 21X on June 8, 2007.
(4) Includes (i) 743,571 shares held by Strategic Turnaround Equity Partners, LLC ("STEP"), (ii) 120,000 shares held by Finvest Yankee, LP, for which Bruce Galloway and Gary Herman have the power to vote and dispose, (iii) 219,941 shares held by Mr. Galloway's Individual Retirement Account, (iv) 21,000 shares held by Mr. Galloway's son, for whom Mr. Galloway has the power to vote and dispose, and (v) 70,000 shares held by RexonGalloway Capital Growth, LLC, for which Mr. Galloway has the power to vote and dispose. Mr. Galloway and Mr. Herman are the managing members of Galloway Capital Management, LLC ("GCM"), the general partner of STEP and share the power to vote and dispose the shares owned by STEP. As a result, Mr. Galloway and Mr. Herman may be deemed to indirectly beneficially own the shares held by STEP. Mr. Galloway and Mr. Herman disclaim beneficial ownership of the shares held by STEP, except to the extent of their indirect interests by virtue of their being managing members of GCM, and with respect to Mr. Herman, by virtue of his being a limited partner in STEP. Information with respect to the number of shares beneficially owned is based solely on the Schedule 13G/A filed with the SEC by entities and persons affiliated with STEP on September 5, 2007.
(5) Includes (i) 80,000 shares of common stock issuable to Mr. Brewer upon exercise of options, (ii) 75,965 shares of Series A preferred stock issuable to 21X upon exercise of options to purchase 7.596541 Preferred Units, (iii) 265,878 shares of common stock issuable to 21X upon exercise of warrants issuable upon exercise of options to purchase 7.596541 Preferred Units, and (iv) 1,281,901 shares of common stock issuable to 21X upon exercise of warrants. Mr. Brewer is the sole member and manager of 21X.
(6)    Includes 1,500,000 shares issuable upon exercise of options
(7)    Includes 460,000 shares issuable upon exercise of options.
(8)    Includes 470,000 shares issuable upon exercise of options.

Equity Compensation Plan Information

      The Notify Corporation 1997 Stock Plan (the "Stock Plan") was established in January 1997. The Stock Plan had a ten year life that expired in January 2007. At the time of expiration options to purchase up to 3,650,000 shares of our common stock had been authorized, options to purchase 175,338 shares of our common stock had been exercised and options to purchase up to 2,928,000 shares of our common stock were outstanding. The remaining 546,662 shares authorized under the Stock Plan expired with the termination of the Stock Plan. The following table sets forth information with respect to our Stock Plan as of September 30, 2007.

                                                        (a)                   (b)                    (c)
                                                -------------------    -------------------    -------------------
                                                                                              Number of Securities
                                                                                              Remaining Available
                                                     Number of                                or Future Issuance
                                                  Securities to be                               under Equity
                                                    Issued upon         Weighted-Average      Compensation Plans
                                                    Exercise of         Exercise Price of         (Excluding
                                                    Outstanding           Outstanding            Securities
                                                 Warrants, Warrants     Options, Warrants        Reflected in
                                                     and Rights            and Rights             Column (a))
                                                -------------------    -------------------    -------------------
Equity compensation plans approved
  by security holders........................          2,928,000           $      1.196                   N/A
                                                    ------------           ------------          ------------

Total........................................          2,928,000           $      1.196                   N/A
                                                    ============           ============          ============

ITEM 12. Certain Relationships and Related Transactions

Related Party Transactions

      During the last two years, we have not been a party to any related party transactions described in Item 404 of Regulation S-B promulgated by the Securities and Exchange Commission.

Director Independence

      Mr. Frappier is the only current member of our board of directors that is "independent" as defined under the National Association of Securities Dealers' listing standards. During fiscal 2007, our former director, Mr. Plevin was also "independent" as defined under the National Association of Securities Dealers' listing standards.

ITEM 13. Exhibits.

(a)   Exhibits

3.1.1 Amended and Restated Articles of Incorporation of Registrant as filed with the Secretary of State of California on September 2, 1997. (incorporated herein by reference to Exhibit (3.2) to the Registrant's Registration Statement on Form SB-2, Reg. No. 333-23369, filed on March 14, 1997)

3.1.2 Certificate of Amendment to the Registrant's Articles of Incorporation as filed with the Secretary of State of California on March 3, 1998. (incorporated herein by reference to Exhibit (3.1.1) to the Registrant's Quarterly Report on Form 10-QSB for the quarterly period ended June 30, 2001, filed on August 14, 2001)

3.1.3 Certificate of Amendment to the Registrant's Articles of Incorporation as filed with the Secretary of State of California on July 12, 2001. (incorporated herein by reference to Exhibit (3.1.2) to the Registrant's Quarterly Report on Form 10-QSB for the quarterly period ended June 30, 2001, filed on August 14, 2001)

3.1.4 Certificate of Determination, Preferences and Rights of Series A Preferred Stock as filed with the Secretary of State of California on July 13, 2001. (incorporated herein by reference to Exhibit (3.1) to the Registrant's Current Report on Form 8-K, filed on July 23,
            2001)

3.2 Amended and Restated Bylaws of Registrant. (incorporated herein by reference to Exhibit (3.2) to the Registrant's Quarterly Report on Form 10-QSB for the quarterly period ended June 30, 2001, filed on August 14, 2001)

3.2.1 Certificate of Amendment to the Bylaws (incorporated herein by reference to Exhibit (3.2.1) to the Registrant's Quarterly Report on Form 10-QSB, filed on May 15, 2007)

3.2.2 Certificate of Amendment to the Bylaws (incorporated herein by reference to Exhibit (3.2.2) to the Registrant's Current Report on Form 8-K, filed on June 22, 2007)

4.1 Form of warrant issued to subscribers in connection with the Registrant's July 2001 private placement. (incorporated herein by reference to Exhibit (4.1) to the Registrant's Current Report on Form 8-K, filed on July 23, 2001)

4.2 Form of option issued to the placement agent in connection with the Registrant's July 2001 private placement. (incorporated herein by reference to Exhibit (4.2) to the Registrant's Current Report on Form 8-K, filed on July 23, 2001)

4.3 Form of warrant underlying the option issued to the placement agent in connection with the Registrant's July 2001 private placement. (incorporated herein by reference to Exhibit (4.3) to the Registrant's Current Report on Form 8-K, filed on July 23, 2001)

10.5(1) Form of Indemnification Agreement. (incorporated herein by reference to Exhibit (10.5) to the Registrant's Registration Statement on Form SB-2, Reg. No. 333-23369, filed on March 14, 1997)

10.6(1) Registrant's 1997 Stock Plan, as amended effective March 26, 2003, and form of stock option agreement. (incorporated by reference to Exhibit (4.1) to the Registrant's Registration Statement on Form S-8 Reg. No 333-108868, filed on September 17, 2003)

10.12.1 Voice Mail Services Agreement, dated as of February 8, 2002, by and between the Registrant and AT&T Corp. (incorporated herein by reference to Exhibit (10.1) to the Registrant's Quarterly Report on Form 10-QSB for the quarterly period ended March 30, 2002, filed on May 15, 2002)

10.12.2 First Amendment to the Voice Mail Services Agreement, dated as of February 8, 2003, by and between the Registrant and AT&T Corp. (incorporated herein by reference to Exhibit (10.1) to the Registrant's Quarterly Report on Form 10-QSB for the quarterly period ended March 31, 2003, filed on May 14, 2003)

10.16(1) Amended and Restated Employment Agreement dated as of October 31, 2007 between Registrant and Paul DePond. (incorporated herein by reference to Exhibit (10.16) to the registrant's Current Report on Form 8-K filed on December 21, 2007)

10.17(1) Amended and Restated Employment Agreement dated as of October 31, 2007 between Registrant and Gerald Rice. (incorporated herein by reference to Exhibit (10.17) to the registrant's Current Report on Form 8-K filed on December 21, 2007)

10.18(1) Amended and Restated Employment Agreement dated as of October 31, 2007 between Registrant and Rhonda Chicone.(incorporated herein by reference to Exhibit (10.18) to the registrant's Current Report on Form 8-K filed on December 21, 2007)

10.24 Nonexclusive Technology License Agreement, dated as of November 24, 2003, by and between Registrant and NCR Corporation. (incorporated herein by reference to Exhibit (10.24) to the Registrant's Annual Report on Form 10-KSB for the fiscal year ended September 30, 2004, filed on December 22, 2004)

10.25       Patent  Purchase  Agreement  dated  March 22,  2006,  by and between
            Notify Technology Corporation and Sunshine Data Ventures LLC. (incorporated herein by reference to Exhibit (10.25) to the Registrant's Currant Report 8-K, filed on March 24, 2006)

10.26       Amendment   to  Series  A  Warrants   dated   September   12,   2006
            (incorporated herein by reference to Exhibit (10.26) to the Registrant's Current Report on Form 8-K, filed on September 12,
            2006)

10.27 Amendment to ComVest Commitment Warrant dated September 12, 2006 (incorporated herein by reference to Exhibit (10.27) to the Registrant's Current Report on Form 8-K, filed on September 12,
            2006)

10.28 Amendment to Unit Purchase Option dated September 12, 2006 with Commonwealth Associates, L.P. (incorporated herein by reference to Exhibit (10.28) to the Registrant's Current Report on Form 8-K, filed on September 12, 2006)

10.29 Lease, dated as of September 22, 2006 by and between Registrant and Colbur Tech, LLC. (incorporated herein by reference to Exhibit (10.29) to the Registrant's Current Report on Form 10-KSB, filed on December 22, 2006)

10.30 Lease, dated as of February 27, 2006 by and among Registrant, and Ching C. Poon and Jenny M. Poon. (incorporated herein by reference to Exhibit (10.30) to the Registrant's Annual Report on Form 10-KSB, filed on December 22, 2006)

10.32 Lease addendum dated February 22, 2007 between Notify Technology Corporation and Pecten Court Mountain View Associates, LLC. (incorporated herein by reference to Exhibit (10.32) to the Registrant's Current Report on Form 8-K, filed on February 22, 2007)

14.1 Code of Ethics for Principal Executive and Senior Financial Officers (incorporated herein by reference to Exhibit (14.1) to the Registrant's Annual Report on Form 10-KSB for the fiscal year ended September 30, 2003, filed on December 29, 2003)

24.1        Power of Attorney (see page 29).

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

(1)   Management compensation plan/contract

ITEM 14. Principal Accountant Fees and Services

      Summary of Fees

      The following table summarizes the approximate aggregate fees billed to us or expected to be billed to us by our independent auditors for our 2006 and 2005 fiscal years:

Type of Fees                           Fiscal Year 2007       Fiscal Year 2006
----------------                       ----------------       ----------------
Audit Fees.........................     $   56,688 (1)         $   45,400 (1)
Audit-Related Fees.................             --                     --
Tax Fees...........................          7,500 (2)             15,000 (2)
All Other Fees.....................             --                     --
                                        ----------             ----------
Total Fees.........................     $   64,188             $   60,400
                                        ==========             ==========

------------
(1)   Includes audit fees billed to us by L.L. Bradford & Company, LLC.
(2) Includes fees for fiscal 2006 income tax preparation billed to us by L.L. Bradford & Company, LLC.


      Pre-Approval of Independent Auditor Services and Fees

      Our audit committee reviewed and pre-approved all audit and non-audit fees for services provided by L.L. Bradford & Company, LLC and has determined that the provision of such services to us during fiscal 2007 is compatible with and did not impair L.L. Bradford & Company LLC's independence. L.L. Bradford & Company, LLC was engaged to perform the 2006 fiscal year-end audit and fiscal 2007 audit services. It is the practice of the audit committee to consider and approve in advance all auditing and non-auditing services provided to us by our independent auditors in accordance with the applicable requirements of the Securities and Exchange Commission.

                                   SIGNATURES

      In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                       NOTIFY TECHNOLOGY CORPORATION


Dated: December 17, 2007               By:         /S/ PAUL F. DEPOND
                                           -------------------------------------
                                                      Paul F. DePond
                                           President and Chief Executive Officer

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

         Signature                       Title                       Date
         ---------                       -----                       ----

     /S/ PAUL F. DEPOND         President, Chief Executive     December 17, 2007
---------------------------     Officer and Chairman
       Paul F. DePond           (Principal Executive Officer)

     /S/ GERALD W. RICE         Chief Financial Officer        December 17, 2007
---------------------------     (Principal Financial and
       Gerald W. Rice           Accounting Officer)

    /S/ DAVID A. BREWER         Director                       December 17, 2007
---------------------------
      David A. Brewer

     /S/ MARK FRAPPIER          Director                       December 18, 2007
---------------------------
       Mark Frappier

                          Notify Technology Corporation
                              Financial Statements
                     Years ended September 30, 2007 and 2006


                                    Contents

      Report of Independent Registered Public Accounting Firm..............  F-2

      Audited Financial Statements:

      Balance Sheet........................................................  F-3
      Statements of Operations.............................................  F-4
      Statements of Shareholders' Equity (Deficit).........................  F-5
      Statements of Cash Flows.............................................  F-6
      Notes to Financial Statements........................................  F-7

             Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders
Notify Technology Corporation

We have audited the accompanying balance sheet of Notify Technology Corporation as of September 30, 2007, and the related statements of operations, shareholders' deficit, and cash flows for the years ended September 30, 2007 and 2006. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Notify Technology Corporation at September 30, 2007, and the results of its operations and its cash flows for the years ended September 30, 2007 and 2006, in conformity with accounting principles generally accepted in the United States of America.


/s/ L.L. BRADFORD & COMPANY, LLC

Las Vegas, Nevada
December 7, 2007

                          Notify Technology Corporation
                                  Balance Sheet
                               September 30, 2007


Assets
Current assets:
   Cash and cash equivalents                                     $      839,775
   Accounts receivable, net of allowance for
     doubtful accounts of $30,000                                       588,295
   Other current assets                                                  51,692
                                                                 --------------
Total current assets                                                  1,479,762

Property and equipment, net                                              98,983
                                                                 --------------
Total assets                                                     $    1,578,745
                                                                 ==============

Liabilities and Shareholders' Deficit
Current liabilities:
   Current portion of capital lease obligations                  $        7,243
   Accounts payable                                                      31,915
   Accrued payroll and related liabilities                              260,216
   Deferred revenue                                                   2,126,518
   Other accrued liabilities                                            143,189
                                                                 --------------
Total current liabilities                                             2,569,081

Long term portion of capital lease obligations                           15,519
                                                                 --------------
Total liabilities                                                     2,584,600
                                                                 --------------

Commitments and contingencies (Note 8)
Shareholders' deficit:
   Preferred stock, $0.001 par value,
     5,000,000 shares authorized                                             --
   Common stock, $0.001 par value,
     30,000,000 shares authorized,
     13,968,995 shares issued and
     outstanding at September 30, 2006                                   13,969
   Additional paid-in capital                                        23,354,759
   Accumulated deficit                                              (24,374,583)
                                                                 --------------
Total shareholders' deficit                                          (1,005,855)
                                                                 --------------
Total liabilities and shareholders' deficit                      $    1,578,745
                                                                 ==============

The accompanying notes are an integral part of these financial statements.

                          Notify Technology Corporation
                            Statements of Operations


                                                   Years Ended September 30,
                                                    2007              2006
                                               --------------    --------------
   Revenues:
     Product revenue                           $    3,709,404    $    3,105,463
     Service revenue                                  237,991         1,250,899
                                               --------------    --------------
   Total revenue                                    3,947,395         4,356,362
                                               --------------    --------------

   Cost of revenues:
     Product cost                                     120,824           541,041
     Service cost                                          --            15,375
                                               --------------    --------------
   Total cost of revenues                             120,824           556,416
                                               --------------    --------------
   Gross profit                                     3,826,571         3,799,946
                                               --------------    --------------

   Operating costs and expenses:
     Research and development                       1,308,428           975,611
     Sales and marketing                            1,612,915         1,634,729
     General and administrative                     1,287,246         1,286,191
                                               --------------    --------------
   Total operating costs and expenses               4,208,589         3,896,531
                                               --------------    --------------
   Loss from operations                              (382,018)          (96,585)

   Other (income) expenses
     Gain from sale of patents                             --          (250,000)
     Loss on fair value of warrants                        --           470,073
     Other (income) expense, net                          130            (1,766)
     Option vesting expense                            43,856                --
                                               --------------    --------------
   Total other (income) expense, net                   43,986           218,307

Net loss                                       $     (426,004)   $     (314,892)
                                               ==============    ==============

   Basic and diluted net loss per share        $        (0.03)   $        (0.02)

   Weighted-average shares used in computing
     net loss per share                            13,968,995        13,968,995

The accompanying notes are an integral part of these financial statements.

                          Notify Technology Corporation
                  Statements of Shareholders' Equity (Deficit)

                              Convertible Redeemable                                                                     Total
                                 Preferred Stock                Common Stock           Additional                     Shareholders'
                           ---------------------------   ---------------------------     Paid-In      Accumulated        Equity
                              Shares         Amount         Shares         Amount        Capital        Deficit         (Deficit)
                           ------------   ------------   ------------   ------------   ------------   ------------    ------------
Balance at
  September 30, 2005                 --   $         --     13,968,995   $     13,969   $ 22,840,830    (23,633,687)       (260,185)
Reclassification of
  warrant value                      --             --             --             --        470,073             --         470,073
Net loss and
  comprehensive net loss             --             --             --             --             --       (314,892)       (314,892)
                           ------------   ------------   ------------   ------------   ------------   ------------    ------------
Balance at
  September 30, 2006                 --             --     13,968,995         13,969     23,310,903   $(23,948,579)       (623,707)
Option vesting expense               --             --             --             --         43,856             --          43,856
Net loss and
  comprehensive net loss             --             --             --             --             --       (426,004)       (426,004)
                           ------------   ------------   ------------   ------------   ------------   ------------    ------------
Balance at
  September 30, 2007                 --             --   $ 13,968,995   $     13,969   $ 23,354,759   $(24,374,583)     (1,005,855)
                           ============   ============   ============   ============   ============   ============    ============

The accompanying notes are an integral part of these financial statements.

                          Notify Technology Corporation
                            Statements of Cash Flows

                                                         Years Ended September 30,
                                                       ----------------------------
                                                           2007            2006
                                                       ------------    ------------
Operating activities
Net loss                                               $   (426,004)   $   (314,892)
Adjustments  to reconcile  net loss to net
  cash  provided by (used in) operating
  activities:
     Depreciation and amortization                           54,148          66,321
     (Gain) loss from sale of fixed assets                    1,848          (1,981)
     Option vesting expense                                  43,856
     Reclassification of warrant liability                       --         470,073
     Changes in operating assets and liabilities:
       Accounts receivable, net                            (151,786)         36,433
       Other current assets                                   1,442           5,616
       Accounts payable                                      (5,807)         (9,928)
       Accrued liabilities                                   49,773        (144,426)
       Deferred revenue                                     502,912         335,740
                                                       ------------    ------------
Net cash provided by (used in) operating activities          70,382         442,956
                                                       ------------    ------------

Investing activities
Expenditures for property and equipment                     (44,794)        (16,497)
Proceeds from sale of fixed assets                            3,000           1,600
                                                       ------------    ------------
Net cash used in investing activities                       (41,794)        (14,897)
                                                       ------------    ------------

Financing activities
Proceeds from exercise of warrants                               --              --
Payments on capital leases                                  (18,219)        (22,881)
                                                       ------------    ------------
Net cash provided by (used in) financing activities         (18,219)        (22,881)
                                                       ------------    ------------

Net increase (decrease) in cash and cash equivalents         10,369         405,178
Cash and cash equivalents at beginning of year              829,406         424,228
                                                       ------------    ------------
Cash and cash equivalents at end of year               $    839,775    $    829,406
                                                       ============    ============

Supplemental disclosure of non-cash transactions:
         Equipment purchased under capital lease       $     15,000    $      6,157
Supplemental disclosure of cash flow information:
         Cash paid for interest                        $      1,381    $      2,389
         Cash paid for income taxes                    $      1,080    $      1,175

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

The Company has incurred net losses since inception and may incur net losses and negative cash flow from operations for at least the next one or two years. The Company incurred losses of $426,004, $314,892 and $557,452 for the years ended September 30, 2007, 2006 and 2005, respectively. The Company has an accumulated deficit of $24.4 million as of September 30, 2007. During fiscal 2007, the Company financed its operations through the sale of its products and existing cash balances.

The Company chose to replace its historical wireline products starting in fiscal 2001 and although it still received some revenue from its legacy wireline business in fiscal 2007, it currently focuses all its efforts on its wireless software products by researching and developing new products, enhancing its existing NotifyLink product family and marketing and selling the NotifyLink product line. To date, the NotifyLink product line has not provided sufficient revenue to completely replace the wireline product revenue. Since the Company's wireline revenues terminated in fiscal 2007, it needs to improve the sales of NotifyLink to compensate. The success of the Company's business operations will depend upon a significant favorable market acceptance for its wireless software products. If the Company is unable to achieve profitable operations from its software wireless products or obtain further financing, then its business may fail.

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

                          Notify Technology Corporation
                          Notes to Financial Statements


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

Inventories

The Company's current business does not require inventory and it no longer has any remaining inventory of its legacy products. If inventories were present, they would be stated at the lower of cost or market on a first-in, first-out basis. At September 30, 2007, the value of inventory was zero.

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

Long-Lived Assets

The Company monitors the recoverability of long-lived assets based on estimated use factors such as future asset utilization, business climate and future undiscounted cash flows expected to result from the use of the related assets or realized upon sale. The Company's policy is to write down assets to its net recoverable amount, which is determined based on either discounted future net cash flows or appraised values, in the period when it is determined that the carrying amount of the asset is not likely to be recoverable.

                          Notify Technology Corporation
                          Notes to Financial Statements


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

Advertising Costs

Advertising costs are expensed as incurred. Advertising costs were zero for the year ended September 30, 2007 and $1,010 for the year ended September 30, 2006.

Revenue Recognition

The Company recognizes revenue in accordance with the American Institute of Certified Public Accountants Statement of Position ("SOP") 97-2, "Software Revenue Recognition," and SEC Staff Accounting Bulletin No. 104, "Revenue Recognition" ("SAB 104").

Under SOP 97-2, the Company recognizes software license agreements when persuasive evidence of an agreement exists, delivery of the product has occurred, the license fee is fixed or determinable and collection is probable. The Company's license agreements generally have a fixed term and the license revenue is recognized ratably over the term of each license.

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

                          Notify Technology Corporation
                          Notes to Financial Statements


Deferred revenue relates to products where a sales contract has been executed and payment has been received but the obligation to provide services is being recognized over the contractual term of the license.

Research and Development

Based on the Company's software development process, the time period between the development of new software features and the release of the product is short and capitalization of internal development costs has not been material to date.

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

The Company performs ongoing credit evaluations and generally requires no collateral. The Company maintains reserves for credit losses, and such losses have been within management's expectations. As of September 30, 2007, one customer accounted for 15% of accounts receivable. No other customers represented more than 10% of accounts receivable and most considerably less. Revenue from one customer accounted for 6% and 29% of total revenues for fiscal years ended September 30, 2007 and 2006, respectively.

Fair Value of Financial Instruments

Carrying amounts of certain of the Company's financial instruments, including cash and cash equivalents, accounts receivable, accounts payable and accrued liabilities approximate fair value due to their relatively short maturities. Based upon borrowing rates currently available to the Company for capital leases with similar terms, the carrying value of its capital lease obligations approximate fair value.

Stock-Based Compensation

Statement of Financial Accounting Standards No. 148 (SFAS 148), "Accounting for Stock-Based Compensation--Transition and Disclosure, an Amendment of FASB Statement No.123," amends the disclosure requirements of Statement of Financial Accounting Standards No. 123 (SFAS 123), "Accounting for Stock-Based Compensation," to require more prominent disclosures in both annual and interim financial statements regarding the method of accounting for stock-based employee compensation and the effect of the method used on reported results.

                          Notify Technology Corporation
                          Notes to Financial Statements


The Company accounts for stock-based employee compensation arrangements in accordance with provisions of Accounting Principles Board Opinion No. 25 (APB
25), "Accounting for Stock Issued to Employees" and related interpretations. Under APB 25, compensation expense is based on the difference, if any, on the date of the grant, between the fair value of the Company's stock and the exercise price.

The Company recognized stock based employee compensation in fiscal 2007 and recorded a non-cash expense of $43,856. No options were issued in fiscal 2007. The Company's option plan expired in January 2007 and the Company did not approve a replacement stock-based plan in fiscal 2007.

The Company recognized no compensation expense in fiscal 2007 or in fiscal 2006 related to the grant of options to non-employees.

Net Loss Per Share

Net loss per common share is computed by dividing net loss available to common stockholders by the weighted average number of shares outstanding during the period.

Options to purchase 2,928,000 and 3,225,000 shares of common stock and warrants to purchase 1,871,651 and 1,871,651 shares of common stock were outstanding at September 30, 2007 and 2006, respectively, but were not included in the computation of diluted net loss per share as the effect would be antidilutive.

Recent Accounting Pronouncements

In June 2006, the FASB issued Interpretation No. 48 ("FIN 48"), "Accounting for Uncertainty in Income Taxes," which clarifies the accounting for uncertainty in income taxes recognized in the financial statements in accordance with FASB Statement No. 109, " Accounting for Income Taxes". FIN 48 provides guidance on the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosures, and transition. FIN 48 is effective for fiscal years beginning after December 15, 2006. The Company is currently evaluating the impact of this standard on the consolidated financial statements.

In September 2006, the FASB issued Statement of Financial  Accounting  Standards
(SFAS) No. 157, "Fair Value Measurements". SFAS No. 157 defines fair value, establishes a framework for measuring fair value and expands disclosures about fair value. SFAS No. 157 is effective for fiscal years beginning after November 15, 2007. The Company is currently evaluating the impact of this standard on the consolidated financial statements.

In February 2007, the FASB issued  Statement of Financial  Accounting  Standards
(SFAS) No. 159, "The Fair Value Option for Financial Assets and Financial Liabilities", SFAS No. 159 provides an option to report selected financial assets and financial liabilities using fair value. The standard establishes required presentation and disclosures to facilitate comparisons with companies that use different measurements for similar assets and liabilities. SFAS No. 159 is effective for fiscal years beginning after November 15, 2007, with early adoption allowed only if SFAS No. 157 is also adopted. The Company is currently evaluating the impact of this standard on the consolidated financial statements.

                          Notify Technology Corporation
                          Notes to Financial Statements


3. Emerging Issues Task Force (EITF) Issue No. 00-19

In accordance with The Emerging Issues Task Force (EITF) Issue No. 00-19, "Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in a Company's Stock," the original terms of warrants for Common shares issued in connection with the Series A Preferred offering issued on July 20, 2001, qualified for treatment as a liability on the balance sheet at their fair value until September 12, 2006 when the holders of the warrants signed an amendment changing those terms that made the warrants subject to EITF 00-19.

The terms contained within the original Warrant Agreement that qualified these warrants under EITF 00-19 was the penalty clause that granted the warrant holders a 5% issuance of additional warrants for each month the Company was late in filing reports required by the SEC. Since the terms in the Warrant Agreement did not limit the number of times the penalty clause could be triggered, and because the EITF declared that a Company is not in control of when its filings are effective, the EITF 00-19 guidelines required that the fair market value of the warrants be recognized as a liability on the Company's balance sheet.

The fair value of the warrants was estimated as of March 31, 2006, June 30, 2006 and September 12, 2006 using the Black-Scholes option-pricing model assuming no dividends and the following assumptions:

      --------------------------------------------------------------------
                         March 2006    June 2006    Sept. 2006    Total
      --------------------------------------------------------------------
      Number of           1,871,151    1,871,151    1,871,151
      warrants
      --------------------------------------------------------------------
      Risk-free
      (10-year
      Treasury yield)
      interest rate         4.76%        5.16%        4.56%
      --------------------------------------------------------------------
      Remaining
      contractual life     2.3096       2.0603        1.8082
      --------------------------------------------------------------------
      Volatility factor    166.16%      180.46%      198.91%
      --------------------------------------------------------------------
      Resulting
      warrant value       $145,252     $457,919      $470,073    $470,073
      --------------------------------------------------------------------
      Loss on FV of
      warrants            $145,252     $312,667      $12,154     $470,073
      --------------------------------------------------------------------

                          Notify Technology Corporation
                          Notes to Financial Statements


This change in value reflects the increase in market price of the Company's stock in the year ended September 12, 2006. The fair value of the warrants was recorded as "Loss on fair value of warrants" in the Company's statement of operations, and included in "Warranty liability" on the Company's balance sheet until September 12, 2006 when the warrant value was reclassified to Equity.

4. Sale of Patents

On February 13, 2006, an agreement was announced to assign certain patents related to the Company's legacy products that were no longer in production for a one-time payment of $250,000. The assignment was completed in June 2006 and the gain was reported as Other income in the fiscal quarter ended June 30, 2006. This assignment was a one-time event and the patents involved were not required for any current or proposed products.

5. Property and Equipment

Property and equipment consist of the following:

                                                     September 30,
                                                         2007
                                                      -----------
          Furniture and office equipment              $   376,588
          Software                                         45,515
          Leasehold improvements                            2,246
                                                      -----------
                                                          424,349
          Less accumulated depreciation
            and amortization                             (325,366)
                                                      -----------
                                                      $    98,983
                                                      ===========

Property and equipment includes $66,117 of office equipment under capital lease with accumulated amortization of $43,560 at September 30, 2007.

Depreciation and amortization expense was $54,148 and $66,321 for the years ended September 30, 2007 and 2006, respectively.

6. Capital Lease Obligations

During the year ended September 30, 2005, the Company entered into one capital lease for office equipment totaling $37,705 with principal and interest (6.0%) due monthly. During the year ended September 30, 2006, the Company entered into one capital lease for office equipment totaling $6,157 with principal and interest (5.8%) due monthly. During the year ended September 30, 2007, the Company entered into one capital lease totaling $15,000 with principal and interest (5.0%) due monthly.

                          Notify Technology Corporation
                          Notes to Financial Statements


Future minimum lease payments under the lease are as follows:

         For  the year ending September 30,
                      2008                               $     8,762
                      2009                                     5,256
                      2010                                     4,664
                      2011                                     3,480
                      2012                                     3,480
                                                         -----------
         Total minimum lease payments                         25,642
         Less: amount representing interest                   (2,880)
                                                         -----------
         Present value of net minimum lease payments          22,762
         Less: current portion                                (7,243)
                                                         -----------
                                                         $    15,519
                                                         ===========

7. Guarantees

Indemnification Agreements

The Company enters into standard indemnification arrangements in the ordinary course of business. Pursuant to these arrangements, the Company indemnifies, holds harmless, and agrees to reimburse the indemnified parties for losses suffered or incurred by the indemnified party, generally their business partners or customers, in connection with any U.S. patent, or any copyright or other intellectual property infringement claim by any third party with respect to the Company's products. The term of these indemnification agreements is generally perpetual anytime after the execution of the agreement. The maximum potential amount of future payments the Company could be required to make under these agreements is unlimited. The Company has never incurred costs to defend lawsuits or settle claims related to these indemnification agreements. As a result, the Company believes the estimated fair value of these agreements is minimal.

The Company has entered into indemnification agreements with its directors and officers that may require the Company: to indemnify its directors and officers against liabilities that may arise by reason of their status or service as directors or officers, other than liabilities arising from willful misconduct of a culpable nature; to advance their expenses incurred as a result of any proceeding against them as to which they could be indemnified; and to obtain directors' and officers' insurance if available on reasonable terms, which the Company currently has in place.

                          Notify Technology Corporation
                          Notes to Financial Statements


Product Warranty

The Company warrants its products to current paid-up customers and makes available for download service update releases that contain the most up-to-date version of the Company's products. These software updates are continually maintained and released when available. As such, the Company does not maintain a separate warranty reserve but expenses the cost to create and post any maintenance release as a part of normal operations.

8. Commitments and Contingencies

The Company currently occupies two facilities under operating leases. The San Jose, California facility lease expires in March 2009 and the Canfield, Ohio facility lease expires in October 2008.

      Future minimum lease payments are approximately as follows:

            Year ending September 30, 2008              $   137,944
            Year ending September 30, 2009                   37,942
                                                        -----------
                                                        $   175,886
                                                        ===========

Facility rent expense totaled approximately $145,000 and $161,000 for the years ended September 30, 2007 and 2006, respectively.

In November 2003, NCR Corporation and Notify Technology Corporation entered into a non-exclusive license agreement that allows the Company to offer certain product features on its Enterprise Mobility Solution that are covered by a patent held by NCR. This agreement requires that a royalty payment be made to NCR based on the revenue from any NotifyLink product that is sold that uses the technology covered by the patent. Payments under this agreement were $103,342 and $80,229 during the fiscal years 2007 and 2006, respectively.

9. Shareholders' Equity (Deficit)

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

                          Notify Technology Corporation
                          Notes to Financial Statements


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

Holders of our outstanding Series A preferred stock had the right to require the Company to redeem any unconverted shares of Series A preferred stock at any time and from time to time during the period from July 20, 2003 to July 25, 2004. The per share redemption price was $10.00 plus any accrued dividends. The holders of Series A preferred stock had the option to receive the redemption price in cash or in shares of our common stock, but the Company was not obligated to pay the redemption in cash unless the Company's board of directors unanimously approved such payment in cash. If all holders of outstanding Series A preferred stock elected to redeem in cash, the aggregate redemption price would have totaled $4,610,000. The holders of the Company's Series A preferred stock chose to exercise their right of redemption in the form of common shares. The outstanding Series A preferred shares were redeemed at an effective rate of 20 shares of common stock for each share of Series A preferred stock. The redemption date was July 20, 2004 at which time 461,000 Series A preferred shares were presented for redemption and 9,220,000 shares of common stock were subsequently issued on August 31, 2004.

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

                          Notify Technology Corporation
                          Notes to Financial Statements


Common Stock

The following table summarizes shares of common stock reserved for future issuance by the Company:

                                                September 30,
                                                    2007
                                               --------------

               1997 Stock Option Plan               2,928,000
               Warrant agreements                   1,871,651
                                               --------------
                                                    4,799,651
                                               ==============

Warrants to Purchase Common Stock

At September 30, 2006, the Company had the following warrants outstanding:

      o Warrants to purchase 1,753,500 and 118,151 shares of common stock at an exercise price of $1.00 were issued in connection with the July 2001 private placement to the placement agent and an investment fund, respectively. The warrant to purchase 1,753,500 shares of common stock expires in July 2008 and the warrant to purchase 118,151 shares of common stock expires in May 2008. In connection with the private placement, the Company also agreed that if it issues additional equity instruments at a price per share less than $1.00, then the price and number of warrants shall be adjusted on a weighted-average basis.

On September 12, 2006, the Company entered into an amendment (the "Warrants Amendment") to the Warrants to Purchase Shares of Common Stock dated as of July 20, 2001 (the "Warrants") with Commonwealth Associates, L.P. ("Commonwealth") and other holders of Warrants holding in the aggregate fifty-four percent (54%) of the outstanding Series A Warrants (as defined in the Warrants).

The Warrants Amendment amended the terms of the Warrants to limit the maximum number of additional Warrant Shares (as defined in the Warrants) subject to issuance as a result of penalties provided for in Section 10 of the Warrants for certain defaults by the Company described in Section 10 of the Warrants to the number of additional Warrant Shares determined if the Company remained, with respect to its first default, in such default for five consecutive thirty (30) day periods. The original terms of the Warrants did not limit the number of additional Warrant Shares that could be subject to issuance as a result of such defaults and could have theoretically resulted in an infinite number of additional Warrant Shares being subject to issuance for such defaults. This provision subjected the Company to adverse accounting treatment with respect to the Warrants under Emerging Issues Task Force guidance EITF 00-19 "Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, A Company's Own Stock" ("EITF 00-19").

                          Notify Technology Corporation
                          Notes to Financial Statements


The Warrants Amendment is intended to amend the terms that made the Warrants subject to EITF 00-19 and allow them to be reclassified as equity at a value calculated using the Black-Scholes option-pricing model as of September 12, 2006.

In addition, on September 12, 2006, the Company entered into a similar amendment (the "Commitment Warrant Amendment") to the Commitment Warrant to Purchase 118,151 Shares (Subject to Adjustment) of Common Stock dated as of May 16, 2001 (the "Commitment Warrant") with ComVest Venture Partners, L.P. ("ComVest"). On September 12, 2006, ComVest held one hundred percent (100%) of the outstanding Warrants (as defined in the Commitment Warrant). ComVest is an affiliate of Commonwealth.

In addition, on September 12, 2006, the Company entered into an amendment (the "Option Amendment") to one of the Unit Purchase Options issued in connection with the July 2001 Preferred Stock Offering of the Company (the "Unit Purchase Options") with Commonwealth.

The Option Amendment amends the form of Warrant attached as Appendix A to Commonwealth's Unit Purchase Options (the "Option Warrant") in order to limit the maximum number of additional Warrant Shares (as defined in the Option Warrant) subject to issuance as a result of penalties provided for in Section 10 of the Option Warrant for certain defaults by the Company described in Section 10 of the Option Warrant to the number of additional Warrant Shares determined if the Company remained, with respect to its first default, in such default for five consecutive thirty (30) day periods. The original terms of the Option Warrant did not limit the number of additional Warrant Shares that could be subject to issuance as a result of such defaults and could have theoretically resulted in an infinite number of additional Warrant Shares being subject to issuance for such defaults, which would have subjected the Company to adverse accounting treatment with respect to the Option Warrant under EITF 00-19 if such Option Warrant was ever issued.

The Option Amendment was intended to amend the terms that would otherwise make the Option Warrant subject to EITF 00-19 and allow it to be reclassified as equity at a value calculated using the Black-Scholes option-pricing model in the event it is ever issued.

In order to amend each of the outstanding Unit Purchase Options, the holder of each such Unit Purchase Option is required to execute a separate Option Amendment with the Company. The Unit Purchases Option, held by Commonwealth on September 12, 2006, represented approximately thirty-seven percent (37%) of the outstanding Unit Purchase Options. This Unit Purchase Option was sold to 21X Investments LLC (a company controlled by David A, Brewer) on May 17, 2007. All remaining outstanding Unit Purchase Options, other than the Unit Purchase Option held by Commonwealth on September 12, 2006, remain subject to their original terms. None of the Option Warrants are presently outstanding and will be issued only upon exercise of the Unit Purchase Options. Because all of the Option Warrants were not amended as a result of the Option Amendments, the Company could be required in the future to recognize additional charges under EITF 00-19, which would have an adverse effect on its future operating results.

                          Notify Technology Corporation
                          Notes to Financial Statements


1997 Stock Option Plan

In January 1997, the Company adopted the 1997 Stock Plan (the Plan), which provided for the granting of stock options to employees, officers, consultants, and directors of the Company. The Plan expired in January 2007. Stock options were granted at fair market value on the date of grant with terms of up to ten years. Under the Plan, a total of 3,474,662 shares of the Company's common stock were reserved for issuance. Under the terms of these option grants, the options commence vesting upon the first anniversary of the date of employment and continue to vest ratably over the remainder of the four-year vesting period. Certain grants of options to employees after the initial grant of options to employees vest over three years. Certain grants to members of the Company's Board of Directors in compensation for their services vest over their current term of office of one year. The following table summarizes stock option activity:


                                                      Options Outstanding
                                                -------------------------------
                                   Shares                           Weighted-
                                  Available       Number of          Average
                                  for Grant         Shares            Price
                               --------------   --------------   --------------
Balance at September 30, 2005         140,995        3,333,667           $1.181
   Granted                           (100,000)         100,000           $0.200
   Cancelled                          208,667         (208,667)          $1.119
                               --------------   --------------   --------------
Balance at September 30, 2006         249,662        3,225,000           $1.154
                               --------------   --------------   --------------
   Granted                                 --               --              N/A
   Cancelled                          297,000         (297,000)          $0.336
   Expired with plan                 (546,662)              --              N/A
                               --------------   --------------   --------------
Balance at September 30, 2007              --        2,928,000           $1.196
                               ==============   ==============   ==============

                          Notify Technology Corporation
                          Notes to Financial Statements


The following table summarizes outstanding and exercisable options at September 30, 2007:

                                     Options Outstanding                       Options Exercisable
                    ----------------------------------------------------------------------------------
                                        Weighted-          Weighted-                         Weighted-
                       Number of         Average            Average         Number of         Average
   Exercise             Options         Remaining          Exercise          Options         Exercise
    Prices            Outstanding     Life in Years         Prices         Exercisable        Prices
------------------------------------------------------------------------------------------------------
$0.200 - $0.260         1,370,000         6.40              $0.249          1,340,729         $0.249
$0.320 - $0.490           398,000         4.03              $0.330            398,000         $0.330
$0.800 - $0.906            10,000         0.85              $0.906             10,000         $0.906
$1.600 - $2.375           903,000         3.70              $1.603            903,000         $1.603
$2.750 - $3.875            99,000         2.92              $3.127             99,000         $3.127
$6.125 - $7.656            18,000         2.07              $6.603             18,000         $6.603
    $8.813                130,000         2.40              $8.813            130,000         $8.813
                    -----------------                                   -----------------
                        2,928,000         4.70              $1.196          2,898,729         $1.228
                    =================                                   =================

10. Income Taxes

Due to operating losses, there is no provision for income taxes for 2007 or 2006. The expected statutory tax benefit of 34% is offset by the inability to recognize an income tax benefit from the net operating losses.

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company's deferred tax assets for federal and state income taxes are as follows:

                                                      Year Ended
                                                     September 30,
                                                         2007
                                                    --------------

          Deferred tax assets:
            Net operating loss carryforwards        $    6,640,000
            Research credit carryforwards                  361,000
            Other temporary differences                     13,000
                                                    --------------
            Total deferred tax assets                    7,014,000

          Valuation allowance                           (7,014,000)
                                                    --------------
          Net deferred tax assets                   $           --
                                                    ==============

                          Notify Technology Corporation
                          Notes to Financial Statements


Realization of deferred tax assets is dependent on future earnings, if any, the timing and amount of which are uncertain. Accordingly, a valuation allowance in an amount equal to the net deferred tax asset has been established to reflect these uncertainties.

As of September 30, 2007, the Company had net operating loss carryforwards of approximately $19,500,000 and $3,300,000 for Federal and California tax purposes, which will expire in the years 2016 through 2025. As of September 30, 2007, the Company also had research and development tax credit carryforwards for federal and California tax purposes of approximately $361,000 and $296,000, respectively. The credits will expire in the years 2016 through 2025, if not utilized. Utilization of the net operating losses and tax credit carryforwards may be subject to a substantial annual limitation due to the ownership change limitations provided by the Internal Revenue Code of 1986, as amended, and similar state provisions. The annual limitation may result in the expiration of net operating losses and tax credit carryforwards before full utilization.

11. Industry Segment, Customer, and Geographic Information

The Company has one operating segment by which management evaluates performance. The Company sells its products primarily within the United States and Canada to business customers with limited sales in other countries.

All of the Company's long-lived assets are located in the United States.

                                  EXHIBIT INDEX


3.1.1 Amended and Restated Articles of Incorporation of Registrant as filed with the Secretary of State of California on September 2, 1997. (incorporated herein by reference to Exhibit (3.2) to the Registrant's Registration Statement on Form SB-2, Reg. No. 333-23369, filed on March 14, 1997)

3.1.2 Certificate of Amendment to the Registrant's Articles of Incorporation as filed with the Secretary of State of California on March 3, 1998. (incorporated herein by reference to Exhibit (3.1.1) to the Registrant's Quarterly Report on Form 10-QSB for the quarterly period ended June 30, 2001, filed on August 14, 2001)

3.1.3 Certificate of Amendment to the Registrant's Articles of Incorporation as filed with the Secretary of State of California on July 12, 2001. (incorporated herein by reference to Exhibit (3.1.2) to the Registrant's Quarterly Report on Form 10-QSB for the quarterly period ended June 30, 2001, filed on August 14, 2001)

3.1.4 Certificate of Determination, Preferences and Rights of Series A Preferred Stock as filed with the Secretary of State of California on July 13, 2001. (incorporated herein by reference to Exhibit (3.1) to the Registrant's Current Report on Form 8-K, filed on July 23,
            2001)

3.2 Amended and Restated Bylaws of Registrant. (incorporated herein by reference to Exhibit (3.2) to the Registrant's Quarterly Report on Form 10-QSB for the quarterly period ended June 30, 2001, filed on August 14, 2001)

3.2.1 Certificate of Amendment to the Bylaws (incorporated herein by reference to Exhibit (3.2.1) to the Registrant's Quarterly Report on Form 10-QSB, filed on May 15, 2007)

3.2.2 Certificate of Amendment to the Bylaws (incorporated herein by reference to Exhibit (3.2.2) to the Registrant's Current Report on Form 8-K, filed on June 22, 2007)

4.1 Form of warrant issued to subscribers in connection with the Registrant's July 2001 private placement. (incorporated herein by reference to Exhibit (4.1) to the Registrant's Current Report on Form 8-K, filed on July 23, 2001)

4.2 Form of option issued to the placement agent in connection with the Registrant's July 2001 private placement. (incorporated herein by reference to Exhibit (4.2) to the Registrant's Current Report on Form 8-K, filed on July 23, 2001)

4.3 Form of warrant underlying the option issued to the placement agent in connection with the Registrant's July 2001 private placement. (incorporated herein by reference to Exhibit (4.3) to the Registrant's Current Report on Form 8-K, filed on July 23, 2001)

10.5(1) Form of Indemnification Agreement. (incorporated herein by reference to Exhibit (10.5) to the Registrant's Registration Statement on Form SB-2, Reg. No. 333-23369, filed on March 14, 1997)

10.6(1) Registrant's 1997 Stock Plan, as amended effective March 26, 2003, and form of stock option agreement. (incorporated by reference to Exhibit (4.1) to the Registrant's Registration Statement on Form S-8 Reg. No. 333-108868, filed on September 17, 2003)

10.12.1 Voice Mail Services Agreement, dated as of February 8, 2002, by and between the Registrant and AT&T Corp. (incorporated by reference to Exhibit (10.1) to the Registrant's Quarterly Report on Form 10-QSB for the quarterly period ended March 30, 2002, filed on May 15,
            2002)

10.12.2 First Amendment to the Voice Mail Services Agreement, dated as of February 8, 2003, by and between the Registrant and AT&T Corp. (incorporated herein by reference to Exhibit (10.1) to the Registrant's Quarterly Report on Form 10-QSB for the quarterly period ended March 31, 2003, filed on May 14, 2003)

10.16(1) Amended and Restated Employment Agreement dated as of October 31, 2007 between Registrant and Paul DePond.(incorporated herein by reference to Exhibit (10.16) to the registrant's Current Report on Form 8-K filed on December 21, 2007)

10.17(1) Amended and Restated Employment Agreement dated as of October 31, 2007 between Registrant and Gerald Rice. (incorporated herein by reference to Exhibit (10.17) to the registrant's Current Report on Form 8-K filed on December 21, 2007)

10.18(1) Amended and Restated Employment Agreement dated as of October 31, 2007 between Registrant and Rhonda Chicone. (incorporated herein by reference to Exhibit (10.18) to the registrant's Current Report on Form 8-K filed on December 21, 2007)

10.24 Nonexclusive Technology License Agreement, dated as of November 24, 2003, by and between Registrant and NCR Corporation. (incorporated herein by reference to Exhibit (10.24) to the Registrant's Annual Report on Form 10-KSB for the fiscal year ended September 30, 2004, filed on December 22, 2004)

10.25       Patent  Purchase  Agreement  dated  March 22,  2006,  by and between
            Notify Technology Corporation and Sunshine Data Ventures LLC. (incorporated herein by reference to Exhibit (10.25) to the Registrant's Currant Report 8-K, filed on March 24, 2006)

10.26       Amendment   to  Series  A  Warrants   dated   September   12,   2006
            (incorporated herein by reference to Exhibit (10.26) to the Registrant's Current Report on Form 8-K, filed on September 12,
            2006)

10.27 Amendment to ComVest Commitment Warrant dated September 12, 2006 (incorporated herein by reference to Exhibit (10.27) to the Registrant's Current Report on Form 8-K, filed on September 12,
            2006)

10.28 Amendment to Unit Purchase Option dated September 12, 2006 with Commonwealth Associates, L.P. (incorporated herein by reference to Exhibit (10.28) to the Registrant's Current Report on Form 8-K, filed on September 12, 2006)

10.29 Lease, dated as of September 22, 2006 by and between Registrant and Colbur Tech, LLC. (incorporated herein by reference to Exhibit (10.29) to the Registrant's Current Report on Form 10-KSB, filed on December 22, 2006)

10.30 Lease, dated as of February 27, 2006 by and among Registrant, and Ching C. Poon and Jenny M. Poon. (incorporated herein by reference to Exhibit (10.30) to the Registrant's Annual Report on Form 10-KSB, filed on December 22, 2006)

10.32 Lease addendum dated February 22, 2007 between Notify Technology Corporation and Pecten Court Mountain View Associates, LLC. (incorporated herein by reference to Exhibit (10.32) to the Registrant's Current Report on Form 8-K, filed on February 22, 2007)

14.1 Code of Ethics for Principal Executive and Senior Financial Officers (incorporated herein by reference to Exhibit (14.1) to the Registrant's Annual Report on Form 10-KSB for the fiscal year ended September 30, 2003, filed on December 29, 2003)

24.1        Power of Attorney (see page 29).

31.1 Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2 Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1 Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

------------
(1)   Management compensation plan/contract