Form 10QSB
period 2007-12-31
NOTIFY TECHNOLOGY CORP
filed 2008-02-14
CIK 1031980

U. S. Securities and Exchange Commission

Washington, D.C. 20549

FORM 10-QSB

(Mark One)

☒ Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly periods ended December 31, 2007
or
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

Yes	No X

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.)

Yes	No X

As of December 31, 2007 there were 14,075,662 shares of Common Stock outstanding.

Transitional Small Business Disclosure Format

Yes	No X

INDEX

PART I. FINANCIAL INFORMATION (unaudited)

PART II. OTHER INFORMATION

Item 5.	Other Information	16

Item 6.	Exhibits	16

SIGNATURES		17

PART I. FINANCIAL INFORMATION (unaudited)

Item 1. Financial Statements

NOTIFY TECHNOLOGY CORPORATION
CONDENSED BALANCE SHEETS

	December 31, 2007	September 30, 2007
	(unaudited)	(1)
Assets
Current assets:
Cash and cash equivalents	$855,771	$839,775
Accounts receivable, net	637,441	588,295
Other current assets	69,264	51,692
Total current assets	1,562,476	1,479,762

Non-current assets
Property and equipment, net	99,335	98,983
Deposit on property and equipment	31,850	--
Total non-current assets	131,185	98,983
Total assets	$1,693,661	$1,578,745

Liabilities and shareholders' deficit
Current liabilities:
Current portion of capital lease obligations	$3,846	$7,243
Accounts payable	45,957	31,915
Accrued payroll and related liabilities	220,478	260,216
Deferred revenue	2,312,549	2,126,518
Other accrued liabilities	162,209	143,189
Total current liabilities	2,745,039	2,569,081
Long term portion of capital lease obligations	14,434	15,519
Total liabilities	2,759,473	2,584,600

Shareholders' deficit:
Preferred stock, $0.001 par value, 5,000,000 shares authorized	--	--
Common stock, $0.001 par value, 30,000,000 shares authorized, 14,075,662 shares issued and outstanding	14,076	13,969
Additional paid-in capital	23,387,395	23,354,759
Accumulated deficit	(24,467,283)	(24,374,583)
Total shareholders’ deficit	(1,065,812)	(1,005,855)
Total liabilities and shareholders' deficit	$1,693,661	$1,578,745

(1) The information in this column was derived from our audited financial statements for the year ended September 30, 2007

See accompanying notes to unaudited condensed financial statements

NOTIFY TECHNOLOGY CORPORATION
CONDENSED UNAUDITED STATEMENTS OF OPERATIONS

	Three-Month Periods Ended December 31,
	2007	2006
Revenue:
Product revenue	$1,074,854	$882,515
Service revenue	--	148,931
Total revenue	1,074,854	1,031,446

Cost of revenue:
Product cost	5,080	2,350
Royalty payments	29,070	23,950
Total cost of revenue	34,150	26,300
Gross profit	1,040,704	1,005,146

Operating expenses:
Research and development	395,683	304,068
Sales and marketing	414,206	447,323
General and administrative	323,356	304,319
Total operating expenses	1,133,245	1,055,710

Loss from operations	(92,541)	(50,564)

Other income (expense), net	4,650)	(256)
SFAS 123(R) (expense)	(4,810)	(10,207)
Net loss	$(92,701)	$(61,027)

Basic and diluted loss per share	$(0.01)	$(0.00)

Basic weighted average shares outstanding	14,017,328	13,968,995

See accompanying notes to unaudited condensed financial statements

NOTIFY TECHNOLOGY CORPORATION
CONDENSED STATEMENTS OF CASH FLOWS

	Three-Month Periods Ended December 31,
	2007	2006
	(Unaudited)
Cash flows provided by (used in) operating activities:
Net loss	$(92,701)	$(61,027)
Adjustments to reconcile net loss to cash provided by
(used in) operating activities:
Depreciation and amortization	15,635	10,951
Gain from the sale of property and equipment	--	--
FSAS 123(R) Expense	4,810	10,207
Changes in operating assets and activities:
Accounts receivable	(49,146)	(260,815)
Other current assets	(17,572)	588
Accounts payable	13,747	28,929
Deferred revenue	186,031	166,875
Other accrued liabilities	(20,423)	(27,767)
Net cash provided by (used in) operating activities	40,381	(132,059)

Cash flows provided by (used in) investing activities:
Purchase of property and equipment	(15,897)	(8,327)
Deposit on property and equipment	(31,850)	--
Net cash used in investing activities	(47,837)	(8327)

Cash flows provided by (used in) financing activities:
Proceeds from exercise of options	27,933	---
Principal payments on capital lease obligations	(4,481)	(4,436)
Net cash provided by (used in) financing activities	23,452	(4,436)

Net increase (decrease) in cash and cash equivalents	15,996	(144,822)
Cash and cash equivalents at beginning of period	839,775	829,406
Cash and cash equivalents at end of period	$855,771	$684,584

Supplemental disclosure of cash information	$510	$490
Cash paid for interest
Cash paid for taxes	$--	$--

See accompanying notes to unaudited condensed financial statements

NOTIFY TECHNOLOGY CORPORATION
NOTES TO CONDENSED FINANCIAL STATEMENTS
(UNAUDITED)

1. BASIS OF PRESENTATION

The accompanying unaudited condensed financial statements of Notify Technology Corporation (referred to as “the Company”, “we”, “us” and “our” unless the context otherwise requires) have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and the instructions of Regulation S-B Item 310(b) and Article 10 of Regulation S-X. The condensed financial statements included herein are unaudited but include all adjustments (consisting only of normal recurring adjustments), which we consider necessary for a fair presentation of the financial position at such date and the operating results and cash flows for those periods. Although we believe that the disclosures in these condensed financial statements are adequate to make the information presented not misleading, certain information normally included in financial statements and related footnotes prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission (SEC). The accompanying condensed financial statements should be read in conjunction with the financial statements and notes thereto included in our Annual Report on Form 10-KSB for the year ended September 30, 2007.

Results for any interim period are not necessarily indicative of results for any other interim period or for the entire year.

2. LIQUIDITY AND CAPITAL RESOURCES

During fiscal 2007 and the three-month period ended December 31, 2007, we funded our operations through a combination of our gross profit earned from revenue and existing cash balances. Our ability to fund our recurring losses from operations depends upon success of our NotifyLink wireless e-mail notification market solutions. We continue to evaluate our opportunities to obtain further financing but it is not a critical element in our plans.

A significant characteristic of our business is the sale of our products customarily in the form of annual contracts paid for upon signing but the revenue amortized over the twelve month service period. As our installed base grows, this practice increases the deferred revenue liability on the balance sheet as we add new contracts faster than old contracts expire. The major cost of operations is comprised of (1) the engineering design of our product offered for sale and (2) the physical sale of a contract that requires both direct sales effort and customer service hours to facilitate a trial period of our software prior to purchase. The change in the NotifyLink deferred revenue to $2,312,548 as of December 31, 2007 from $1,790,481 as of December 31, 2006 combined with the revenue improvement on the income statement is an indicator of product sales improvement during the period. Deferred revenue also represents the obligation to service the contracts underlying the revenue. However, the cash flow required to service the contracts is significantly less than the amortized revenue recognized each month.

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

NOTIFY TECHNOLOGY CORPORATION
NOTES TO CONDENSED FINANCIAL STATEMENTS
(UNAUDITED)

3. NET INCOME (LOSS) PER SHARE

The net loss per share for the three month period ended December 31, 2007 was a loss of $(0.01) compared to a loss of $(0.00) for the same period in the prior year. Options to purchase 2,778,000 and 3,225,000 shares of common stock and warrants to purchase 1,871,651 and 1,871,651 shares of common stock were outstanding at December 31, 2007 and 2006, respectively. The outstanding options and warrants were not included in the computation of diluted net loss per share for the three-month periods ended December 31, 2007and 2006, respectively as the effect would be anti-dilutive

4. FINANCING ACTIVITIES

On May 29, 2007, Commonwealth, along with a number of other investors, sold their securities, including Unit Purchase Options, to 21X Investments, LLC. 21X Investments LLC is beneficially owned by David Brewer, a director of Notify Technology Corporation since February 2000. Re: Risk Factor -One of our directors holds a large percentage of our stock and is able to exert substantial control over us

In October 2007, we entered into a line-of-credit agreement with Smith Barney that provides borrowing privileges up to amounts secured by eligible cash balances. On December 31, 2007 we had $300,000 in eligible funds. The loan balances carry a variable interest rate of ¾% below prime. In November 2007 we borrowed $22,172 on this line-of-credit to finance the purchase of accounting software currently under installation.

5.	ACCOUNTING FOR STOCK BASED COMPENSATION

Statement of Financial Accounting Standards No. 148 (SFAS 148), "Accounting for Stock-Based Compensation—Transition and Disclosure, an Amendment of FASB Statement No.123," amends the disclosure requirements of Statement of Financial Accounting Standards No. 123 (SFAS 123), "Accounting for Stock-Based Compensation," to require more prominent disclosures in both annual and interim financial statements regarding the method of accounting for stock-based employee compensation and the effect of the method used on reported results.

The Company accounts for stock-based employee compensation arrangements in accordance with provisions of Accounting Principles Board Opinion No. 25 (APB 25), "Accounting for Stock Issued to Employees" and related interpretations. Under APB 25, compensation expense is based on the difference, if any, on the date of the grant, between the fair value of the Company's stock and the exercise price.

The Company recognized stock based employee compensation of $4,810 and $10,207 in the three-month periods ended December 31, 2007 and 2006, respectively. The Company’s option plan expired in January 2007 and the Company did not approve a replacement stock-based plan in fiscal 2007.

The Company recognized no compensation expense in fiscal 2008 or in fiscal 2007 related to the grant of options to non-employees.

6.	PRODUCT WARRANTY

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

7.	RECENT ACCOUNTING PRONOUNCEMENTS

In June 2006, the FASB issued Interpretation No. 48 (“FIN 48”), “Accounting for Uncertainty in Income Taxes,” which clarifies the accounting for uncertainty in income taxes recognized in the financial statements in accordance with FASB Statement No. 109, “ Accounting for Income Taxes”.  FIN 48 provides guidance on the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return.  FIN 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosures, and transition.  FIN 48 is effective for fiscal years beginning after December 15, 2006.  The Company is currently evaluating the impact of this standard on the consolidated financial statements.

NOTIFY TECHNOLOGY CORPORATION
NOTES TO CONDENSED FINANCIAL STATEMENTS
(UNAUDITED)

In September 2006, the FASB issued Statement of Financial Accounting Standards (SFAS) No. 157, “Fair Value Measurements”.  SFAS No. 157 defines fair value, establishes a framework for measuring fair value and expands disclosures about fair value.  SFAS No. 157 is effective for fiscal years beginning after November 15, 2007.  The Company is currently evaluating the impact of this standard on the consolidated financial statements.

In February 2007, the FASB issued Statement of Financial Accounting Standards (SFAS) No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities”,  SFAS No. 159 provides an option to report selected financial assets and financial liabilities using fair value.  The standard establishes required presentation and disclosures to facilitate comparisons with companies that use different measurements for similar assets and liabilities.  SFAS No. 159 is effective for fiscal years beginning after November 15, 2007, with early adoption allowed only if SFAS No. 157 is also adopted.  The Company is currently evaluating the impact of this standard on the consolidated financial statements.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

FORWARD LOOKING STATEMENTS

This Quarterly Report on Form 10-QSB contains forward-looking statements, within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, which involve risks and uncertainties. Forward-looking statements generally include words such as “may,” “will,” “plans,” “seeks,” ”expects,” “anticipates,” “outlook,” “intends,” “believes” and words of similar import as well as the negative of those terms. In addition, any statements that refer to expectations, projections or other characterizations of future events or circumstances, including any underlying assumptions, are forward-looking statements. All forward-looking statements included in this Quarterly Report on Form 10-QSB, including, but not limited to, statements regarding the future growth of our wireless product line; statements regarding future revenue from our products; statements regarding our future success; statements regarding future costs; statements regarding future research and development efforts; statements regarding competition in the market for wireless products; statements regarding future patent applications; statements regarding future financial results; statements regarding future plans to extend our product line; statements regarding the sufficiency of our existing cash balances to fund our operations; and statements regarding the effect of future financings on our existing shareholders are based on current expectations and are subject to important factors that could cause actual results to differ materially from those projected in the forward-looking statements. Such important factors include, but are not limited to, those discussed below under “Risk Factors” and elsewhere in this Quarterly Report and in other documents we file with the U.S. Securities and Exchange Commission. When reading the sections titled "Results of Operations" and "Financial Condition," you should also read our unaudited condensed financial statements and related notes included elsewhere herein, our Annual Report on Form 10-KSB for the fiscal year ended September 30, 2007, and the section below entitled "Risk Factors." We disclaim any obligation to update any forward-looking statements as a result of developments occurring after the date of this Quarterly Report.

RESULTS OF OPERATIONS

Three-Month Periods Ended December 31, 2007 and 2006

Revenue

Revenue consists of net revenue from the sale of NotifyLink software licenses, software installation fees and the sale of third party software. Software revenue is recognized on a straight-line basis over the term of each contract. Installation revenue is recognized upon completion of trial activity and finalizing the software agreement. Third party software revenue is recognized upon delivery.

NOTIFY TECHNOLOGY CORPORATION
NOTES TO CONDENSED FINANCIAL STATEMENTS
(UNAUDITED)

Revenue for the three month period ended December 31, 2007 increased to $1,074,854 from $1,031,446 for the three month period ended December 31, 2006. Although the gross revenues were relatively unchanged, the three-month period ended December 31, 2006 contained $148,931 of revenue from a product line that has since been discontinued. Our NotifyLink product line revenue increased 22% to $1,074,854 in the three-month period ended December 31, 2007 from $882,515 in the three-month period ended December 31, 2006.

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

We sell our products primarily in the United States directly to business users and resellers. NotifyLink revenue accounted for 100% of total revenue in the three-month period ended December 31, 2007 whereas in the three-month period ended December 31, 2006, the revenue was split between NotifyLink and the Visual Got Mail Solution at 86% and 14%, respectively. The Visual Got Mail revenue was concentrated in one customer that discontinued the product line our Visual Got Mail product supported in February 2007. There was no other market for the Visual Got Mail Solution and the product line was retired.

Cost of Revenue

Cost of revenue consists of the hosting center costs to support the service portion of our NotifyLink product, the cost of re-sale software related to NotifyLink and royalty expense to NCR for certain technology utilized in our NotifyLink product. Cost of revenue increased to $34,151 in the three-month period ended December 31, 2007 from $26,300 for the three-month period ended December 31, 2006. The increase in the cost of revenue was due to a fixed royalty percentage applied to increased software sales.

Our gross margin increased to 96.8% in the three month period ended December 31, 2007 compared to a gross margin of 97.5% in the three-month period ended December 31, 2006. The high gross margins in both periods are because the major costs of the business consist of product design and sales/support, both of which fall below the line in operating expenses.

Research and development

Research and development expenses consist primarily of personnel costs and support expenses. Research and development expenses increased to $395,683 for the three-month period ended December 31, 2007 from $304,068 for the three-month period ended December 31, 2006. The increase was primarily due to personnel additions to meet the demand of new devices being released into the market by device manufacturers and assuring backwards compatibility of updated software with older devices. Our development efforts were devoted to improving our software product in the area of device management, porting our solution to new devices and creating new products within the NotifyLink family. We believe that our future success, if any, depends significantly on our ability to continue to enhance our existing wireless products and to develop new products and, therefore, we intend to continue to incur research and development costs.

Sales and marketing

Sales and marketing expense consists primarily of personnel, travel costs and sales commissions related to our sales effort of the NotifyLink product line. Sales and marketing costs decreased to $414,206 for the three month period ended December 31, 2007 from $447,323 for the three month period ended December 31, 2006. We use an internal sales force and a customer support staff to facilitate the NotifyLink sales process. The decrease in sales expense is due to adjustments in our sales staff partially offset by increased commissions on improved NotifyLink revenue. The discontinuance of the Visual Got Mail Solution product line had minimal effect as it was completely supported at the executive staff level.

NOTIFY TECHNOLOGY CORPORATION
NOTES TO CONDENSED FINANCIAL STATEMENTS
(UNAUDITED)

We anticipate that sales and marketing expenses will increase in future quarters as we hire additional sales and customer support personnel and attempt to expand our existing and create new distribution channels.

General and administrative

General and administrative expense consists of general management and finance personnel costs, insurance expense, occupancy costs, professional fees and other general corporate expenses. General and administrative expenses increased to $323,356 for the three-month period ended December 31, 2007 from $304,319 for the three-month period ended December 31, 2006.

We expect that general and administrative expense may increase in future quarters as we adhere to the requirements mandated by Sarbanes-Oxley Act.

LIQUIDITY AND CAPITAL RESOURCES

During fiscal 2007 and the three-month period ended December 31, 2007, we funded our operations through a combination of our gross profit earned from revenue and existing cash balances. Our ability to fund our recurring losses from operations depends upon success of our NotifyLink wireless e-mail notification market solutions. We continue to evaluate our opportunities to obtain further financing but it is not a critical element in our plans.

A significant characteristic of our business is the sale of our products customarily in the form of annual contracts paid for upon signing but the revenue amortized over the twelve month service period. As our installed base grows, this practice increases the deferred revenue liability on the balance sheet as we add new contracts faster than old contracts expire. The major cost of operations is comprised of (1) the engineering design of our product offered for sale and (2) the physical sale of a contract that requires both direct sales effort and customer service hours to facilitate a trial period of our software prior to purchase. The change in the NotifyLink deferred revenue to $2,312,548 as of December 31, 2007 from $1,790,481 as of December 31, 2006 combined with the revenue improvement on the income statement is an indicator of product sales improvement during the period. Deferred revenue also represents the obligation to service the contracts underlying the revenue. However, the cash flow required to service the contracts is significantly less than the amortized revenue recognized each month.

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

NOTIFY TECHNOLOGY CORPORATION
NOTES TO CONDENSED FINANCIAL STATEMENTS
(UNAUDITED)

At December 31, 2007, we had cash and cash equivalents of $855,771 compared to $684,584 at the same time last year. Over the last several years, we have financed our operations primarily through revenue from operations and existing cash balances. The net cash generated by operating activities equaled $8,531 in the three-month period ended December 31, 2007 versus net cash used by operating activities of $132,059 in the three-month period ended December 31, 2006. The cash generated by operations in the three-month period ended December 31, 2007 was a combination of a net loss of $92,701 and an increase in deferred revenue of $186,031 partially offset by an increase in accounts receivable of $49,146, an increase in deposits on property and equipment of $31,850 for a software system partially installed and a increase in accounts payable of $13,747. The net cash used in the three-month period ended December 31, 2006 was attributable to a net loss of $61,027 an increase in accounts receivable of $260,815 due to strong NotifyLink sales and an increase of accounts payable of $28,929. We anticipate that we will have negative cash flow from time to time in operating activities in future quarters and years.

Net cash provided by investing activities was an outflow of $15,987 for asset purchases during the three-month period ended December 31, 2007. There was a net cash outflow of $8,327 from the purchase of fixed assets in the three-month period ended December 31, 2006.

Net cash provided by financing activities was an inflow of $23,452 and an outflow of $4,436 for the three-month periods ended December 31, 2007 and 2006, respectively. The net cash inflow for the three-month period ended December 31, 2006 was due to $27,933 from the exercise of options partially offset by $4,481 of payments on capital leases and the outflow for the three-month period ended December 31, 2006 was due to $4,436 in payments on capital leases.

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

We have a history of losses, and there is no assurance of future profitability

We commenced operations in August 1994 and through January 1996 were engaged primarily in the sale of hardware products to the telephone market. We decision in fiscal 2003 to refocus our strategy on developing and selling software applications for the 2way wireless data market. Accordingly, our business has changed substantially in recent years, making it difficult to make period-to-period comparisons of our operations, and we face all of the risks and uncertainties encountered by early-stage companies. For the fiscal years ended September 30, 2007, 2006, 2005 and 2004, we incurred net losses of $426,004, $ 314,892, $557,452 and $655,908, respectively. We incurred a net loss of $92,701 for the three-month period ended December 31, 2007 and as of December 31, 2007, we had an accumulated deficit of $24,467,283 and a working capital deficit of $1,150,714. Although the cash flow from operations was positive in the three-month period ended December 31, 2007, we are not assured we can maintain a positive cash flow from operating activities in future quarters and years. We may also incur further operating losses in future quarters and years until such time, if ever, as there is a substantial increase in orders for our products and product sales generating sufficient revenue to fund our continuing operations. There can be no assurance that sales of our products will ever generate significant revenue, that we will generate or maintain positive cash flow from our operations or that we will attain or thereafter sustain profitability in any future period.

NOTIFY TECHNOLOGY CORPORATION
NOTES TO CONDENSED FINANCIAL STATEMENTS
(UNAUDITED)

If the market for wireless data communications devices does not grow, we may not successfully increase or maintain the sale of our NotifyLink products

The overall market for wireless data communications devices has experienced significant growth in recent years. The success of our NotifyLink Enterprise On-Premise and On-Demand products depends upon this growth. There can be no assurance that the market for wireless software products will continue to grow. We cannot predict that growth of our NotifyLink products will continue or maintain itself at the current level. If the various markets in which our software products compete fail to grow, or grow more slowly than we currently anticipate, or if we were unable to establish product markets for our new software products, our business, results of operation and financial condition would be materially adversely affected.

We may be unable to generate the capital necessary to support our planned level of research and development activities or to manufacture and market our products

At December 31, 2007, we had an accumulated deficit of $24,467,283 and incurred a net loss for the three-month period ended December 31, 2007 of $92,701. We also had a working capital deficit at that date of $1,150,713. Our recently developed NotifyLink products will need to attain favorable market acceptance in order for us to be able to continue our research and development activities and to fund operating expenses at current levels. Regardless, because our NotifyLink wireless product line has not provided sufficient contributions to our revenues to date to operate profitably, the success of our business operations will depend upon a significant favorable market acceptance of our wireless software products and could require us to obtain further financing. Obtaining additional financing will be subject to a number of factors including market conditions, investor acceptance of our business plan, and investor sentiment. These factors may make the timing, amount, terms and conditions of additional financing unattractive or unavailable to us. If we are unable to obtain significant market acceptance of our wireless products or raise additional financing, we will have to significantly reduce our spending, delay or cancel planned activities or substantially change our current corporate structure. In such an event, we intend to implement expense reduction plans in a timely manner. However, these actions would have material adverse effects on our business, results of operations, and prospects, resulting in a possible failure of our business.

NOTIFY TECHNOLOGY CORPORATION
NOTES TO CONDENSED FINANCIAL STATEMENTS
(UNAUDITED)

If we are unable to develop, market and sell new and improved wireless products on a timely basis, we could lose existing and potential customers and our sales could decrease

We continue to invest in our wireless products in order to grow our revenue and improve our financial condition. We need to develop, market and sell new and improved wireless software products on a timely basis to keep pace with technological developments, emerging industry standards, and the growing needs of our sophisticated customers. We may experience difficulties in marketing and selling new products, and our inability to timely and cost-effectively introduce new products and future enhancements, or the failure of these new products or enhancements to achieve market acceptance, could seriously harm our business. Life cycles of wireless software products are difficult to predict, because the market for such products is relatively new and evolving and characterized by rapid technological change, frequent enhancements to existing products and new product introductions, changing customer needs and evolving industry standards. The introduction of competing products that employ new technologies and emerging industry standards could render our products and services obsolete and unmarketable or shorten the life cycles of our products and services. The emergence of new industry standards might require us to redesign our products. If our products are not in compliance with industry standards that become widespread, our customers and potential customers may not purchase our products.

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

We need to continue to develop our marketing channels and build our sales force

We use an formal referral channel, an international reseller channel and participate in informal referral arrangements with several wireless carriers, 2way wireless device manufacturers and one net ware company for the sale of our NotifyLink products and services where our products assist in the sale of their products. We have a limited direct sales force to sell our NotifyLink products and services to eventual users and we rely upon both formal and informal referral arrangements to provide leads for our NotifyLink products. To date, most of our referral arrangements are formal and we will receive referrals only to the extent that our referral partners successfully refer our products and services to potential users. There can be no assurance that we will achieve a significant volume of sales of our NotifyLink products and services to end users or will continue to receive referrals through our formal arrangements. Our Enterprise solution product is sold into an emerging market and although we have operated on a cash positive basis in the fiscal years ending September 30, 2006 and 2007, we have not yet achieved sufficient growth in our sales to operate profitably on an income statement basis.

NOTIFY TECHNOLOGY CORPORATION
NOTES TO CONDENSED FINANCIAL STATEMENTS
(UNAUDITED)

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

One of our directors holds a large percentage of our stock and is able to exert substantial control over us

On May 29, 2007, 21X Investments LLC, an entity of which David A. Brewer, one of our directors since February 2000, is the sole member and manager, purchased securities of Notify held by Commonwealth Associates, LLC and several other investors. Following the purchase of these securities, Mr. Brewer, beneficially owned, in the aggregate, approximately 55% of our outstanding common stock assuming the conversion of all outstanding warrants, preferred unit options and options held by 21X Investments LLC that were exercisable within 60 days of the purchase. As a result of this purchase, Mr. Brewer will have a significant influence over all matters requiring approval by stockholders, including the election of directors, amendments to our certificate of incorporation and significant corporate transactions, such as a merger or other sale of our company or its assets. This concentration of ownership will limit other shareholders’ ability to influence corporate matters and may have the effect of delaying or preventing a third party from acquiring control over us.

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
NOTES TO CONDENSED FINANCIAL STATEMENTS
(UNAUDITED)

Item 3. Controls and Procedures

(a) Evaluation of Disclosure Controls and Procedures.

Our chief executive officer and our chief financial officer, after evaluating our disclosure controls and procedures (as defined in the rules and regulation of the Securities and Exchange Commission under the Securities Exchange Act of 1934 (the "Exchange Act") as of the end of the period covered by this Quarterly Report on Form 10-QSB, have concluded that as of such date, our disclosure controls and procedures were effective to ensure that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms.

(b) Changes in Internal Controls.

During the period covered by this Quarterly Report on Form 10-QSB, there were no significant changes in our internal controls over financial reporting or in other factors that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

PART II. OTHER INFORMATION

Item 5. Other Information

 In accordance with Section 10A(i)(2) of the Securities Exchange Act of 1934, as added by Section 202 of the Sarbanes-Oxley Act of 2002, we are required to disclose the non-audit services approved by our audit committee to be performed by L.L. Bradford & Company, LLC (“Bradford”), our external auditors. Non-audit services are defined as services other than those provided in connection with an audit or a review of the financial statements of a company. Our audit committee has approved the engagement of Bradford for non-audit services in fiscal 2008, including tax related services.

Item 6. Exhibits

(a)Exhibits:

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

Dated: February 14, 2008
	By:	/s/ Gerald W. Rice
Chief Financial Officer (Principal Financial and Accounting Officer)