Form 10QSB
period 2008-03-31
NOTIFY TECHNOLOGY CORP
filed 2008-05-15
CIK 1031980

U. S. Securities and Exchange Commission
Washington, D.C. 20549

FORM 10-QSB

(Mark One)

☒ Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly periods ended March 31, 2008
or
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

As of March 31, 2008 there were 14,075,662 shares of Common Stock outstanding.

Transitional Small Business Disclosure Format

Yes	No	X

PART I. FINANCIAL INFORMATION (unaudited)

Item 1. Financial Statements

NOTIFY TECHNOLOGY CORPORATION
CONDENSED BALANCE SHEETS

	March 31,	September 30,
	2008	2007
	(unaudited)	(1)
Assets
Current assets:
Cash and cash equivalents	$1,038,555	$839,775
Accounts receivable, net	488,837	588,295
Other current assets	44,175	51,692
Total current assets	1,571,567	1,479,762

Non-current assets
Property and equipment, net	108,006	98,983
Deposit on property and equipment	40,102	--
Total non-current assets	148,108	98,983
Total assets	$1,719,675	$1,578,745

Liabilities and shareholders' deficit
Current liabilities:
Current portion of capital lease obligations	$4,169	$7,243
Accounts payable	28,149	31,915
Accrued payroll and related liabilities	302,738	260,216
Deferred revenue	2,379,664	2,126,518
Other accrued liabilities	178,718	143,189
Total current liabilities	2,893,438	2,569,081
Long term portion of capital lease obligations	13,078	15,519
Total liabilities	2,906,516	2,584,600

Shareholders' deficit:
Preferred stock, $0.001 par value, 5,000,000 shares authorized	--	--
Common stock, $0.001 par value, 30,000,000 shares authorized, 14,075,662 shares issued and outstanding	14,076	13,969
Additional paid-in capital	23,387,395	23,354,759
Accumulated deficit	(24,588,312)	(24,374,583)
Total shareholders’ deficit	(1,186,841)	(1,005,855)
Total liabilities and shareholders' deficit	$1,719,675	$1,578,745

(1) The information in this column was derived from our audited financial statements for the year ended September 30, 2007

See accompanying notes to unaudited condensed financial statements

NOTIFY TECHNOLOGY CORPORATION
CONDENSED UNAUDITED STATEMENTS OF OPERATIONS

	Three-Month Periods		Six-Month Periods
	Ended March 31,		Ended March 31,
	2008	2007	2008	2007

Revenue:
Product revenue	$1,111,789	$900,572	$2,186,643	$1,783,087
Service revenue	--	89,060	--	237,991
Total revenue	1,111,789	989,632	2,186,643	2,021,078

Cost of Revenue:
Product cost	3,785	5,956	8,865	8,306
Royalty payments	45,566	26,163	74,637	50,113
Total cost of sales	49,351	32,119	83,502	58,419
Gross profit	1,062,438	957,513	2,103,141	1,962,659

Operating expenses:
Research and development	376,490	312,959	772,172	617,027
Sales and marketing	487,576	430,063	901,782	877,386
General and administrative	323,424	360,240	646,780	674,766
Total operating expenses	1,187,490	1,103,262	2,320,734	2,169,179

Loss from operations	(125,052)	(145,749)	(217,593)	(206,520)

Other income (expense), net	4,024	2,813	3,864	2,577
Net loss	$(121,028)	$(142,936)	$(213,729)	$(203,963)

Basic net loss per share	$(0.01)	$(0.01)	$(0.02)	$(0.01)

Basic weighted average shares outstanding	14,075,662	13,968,995	14,046,336	13,968,995

See accompanying notes to unaudited condensed financial statements

NOTIFY TECHNOLOGY CORPORATION
CONDENSED STATEMENTS OF CASH FLOWS

	Six-Month Periods Ended March 31,
	2008	2007
	(Unaudited)
Cash flows provided by (used in) operating activities:
Net loss	$(213,729)	$(203,963)
Adjustments to reconcile net loss to cash provided by
(used in) operating activities:
Depreciation and amortization	29,640	22,590
Gain from the sale of property and equipment	---	(3,000)
FSAS 123(R) Expense	4,810	19,979
Changes in operating assets and activities:
Accounts receivable	99,458	66,605
Other current assets	7,517	(8,526)
Accounts payable	(3,766)	16,090
Deferred revenue	253,146	262,842
Other accrued liabilities	78,051	30,224
Net cash provided by (used in) operating activities	255,127	202,842

Cash flows provided by (used in) investing activities:
Purchase of property and equipment	(38,663)	(21,006)
Deposit on property and equipment	(40,102)	--
Proceeds from the sale of fixed assets	--	3,000
Net cash used in investing activities	(78,765)	(18,006)

Cash flows provided by (used in) financing activities:
Proceeds from exercise of options	27,933	---
Principal payments on capital lease obligations	(5,515)	(8,951)
Net cash provided by (used in) financing activities	22,418	(8,951)

Net increase (decrease) in cash and cash equivalents	198,780	175,885
Cash and cash equivalents at beginning of period	839,775	829,406
Cash and cash equivalents at end of period	$1,038,555	$1,005,291

Supplemental disclosure of cash information
Cash paid for interest	$1,051	$867
Cash paid for taxes	$--	$--

See accompanying notes to unaudited condensed financial statements

NOTIFY TECHNOLOGY CORPORATION
NOTES TO CONDENSED FINANCIAL STATEMENTS
(UNAUDITED

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

2.     NET INCOME (LOSS) PER SHARE

The net loss per share for the six-month period ended March 31, 2008 was a loss of $(0.02) compared to a loss of $(0.01) for the same period in the prior year. Options to purchase 2,778,000 and 3,225,000 shares of common stock and warrants to purchase 1,871,651 and 1,871,651 shares of common stock were outstanding at March 31, 2008 and 2007, respectively. The outstanding options and warrants were not included in the computation of diluted net loss per share for the three-month and six-month periods ended March 31, 2008 and 2007, respectively as the effect would be anti-dilutive

3.	FINANCING ACTIVITIES

On May 29, 2007, Commonwealth, along with a number of other investors, sold their securities, including Unit Purchase Options, to 21X Investments, LLC. 21X Investments LLC is beneficially owned by David Brewer, a director of Notify Technology Corporation since February 2000. Re: Risk Factor -One of our directors holds a large percentage of our stock and is able to exert substantial control over us

In October 2007, we entered into a line-of-credit agreement with Smith Barney that provides borrowing privileges up to amounts secured by eligible cash balances. On March 31, 2008 we had $300,000 in eligible funds. The loan balances carry a variable interest rate of ¾% below prime. In November 2007 we used $22,172 of this line-of-credit.

4.	ACCOUNTING FOR STOCK BASED COMPENSATION

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

On October 1, 2006 the Company adopted Statement of Financial Accounting Standards (SFAS) No. 123 (revised 2004), “Share-Based Payment,” requiring the Company to recognize expense related to the fair value of its employee stock option awards. The Company recognizes the cost of all share-based awards on a graded vesting basis over the vesting period of the award. The Company recognized stock based employee compensation of $4,810.00 and $19,979 in the six-month periods ended March 31, 2008 and 2007, respectively. The Company’s option plan expired in January 2007 and the Company did not approve a replacement stock-based plan in fiscal 2007.

NOTIFY TECHNOLOGY CORPORATION
NOTES TO CONDENSED FINANCIAL STATEMENTS
(UNAUDITED

The Company recognized no compensation expense in fiscal 2008 or in fiscal 2007 related to the grant of options to non-employees.

5.	PRODUCT WARRANTY

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

6.	RECENT ACCOUNTING PRONOUNCEMENTS

In June 2006, the FASB issued Interpretation No. 48 (“FIN 48”), “Accounting for Uncertainty in Income Taxes,” which clarifies the accounting for uncertainty in income taxes recognized in the financial statements in accordance with FASB Statement No. 109, “ Accounting for Income Taxes”.  FIN 48 provides guidance on the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return.  FIN 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosures, and transition.  FIN 48 is effective for fiscal years beginning after December 15, 2006.  For the six-month period ended March 31, 2008, FIN 48 has had no impact on the consolidated financial statements.

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

RESULTS OF OPERATIONS

Three-Month Periods Ended March 31, 2008 and 2007

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

Revenue for the three month period ended March 31, 2008 increased to $1,111,789 from $989,632 for the three month period ended March 31, 2007. Our NotifyLink product line revenue increased 23% to $1,111,789 in the three-month period ended March 31, 2008 from $900,572 in the three-month period ended March 31, 2007.

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

We sell our products primarily in the United States directly to business users and resellers but our product is deployable to the international market. Certain domestic customers have deployed our product to international sites demonstrating NotifyLink’s ability to link Company email across international boundaries. Also, direct international sales, although not significant in volume, has been improving. NotifyLink revenue accounted for 100% of total revenue in the three-month period ended March 31, 2008 whereas in the three-month period ended March 31, 2007, the revenue was split between NotifyLink and the Visual Got Mail Solution at 91% and 9%, respectively. The Visual Got Mail revenue was a mature product line that was discontinued in February 2007.

NOTIFY TECHNOLOGY CORPORATION

Cost of Revenue

Cost of revenue consists of the hosting center costs to support the service portion of our NotifyLink product, the cost of re-sale software related to NotifyLink and royalty expense to NCR for certain technology utilized in our NotifyLink product. Cost of revenue increased to $49,351 in the three-month period ended March 31, 2008 from $32,119 for the three-month period ended March 31, 2007. The increase in the cost of revenue was primarily due to the write-off of $15,950 of prepaid royalties on a product that became obsolete by developments in the market. We own no other assets of a similar nature.

Our gross margin decreased to 95.6% in the three month period ended March 31, 2008 compared to a gross margin of 96.7% in the three-month period ended March 31, 2007. The high gross margins in both periods are because the major costs of the business consist of product design and sales/support, both of which fall below the line in operating expenses.

Research and development

Research and development expenses consist primarily of personnel costs and support expenses. Research and development expenses increased to $376,490 for the three-month period ended March 31, 2008 from $312,959 for the three-month period ended March 31, 2007. The increase was primarily due to personnel additions to meet the demand of new devices being released into the market by device manufacturers and assuring backwards compatibility of updated software with older devices. Our development efforts were devoted to improving our software product in the area of device management, porting our solution to new devices and creating new products within the NotifyLink family. We believe that our future success, if any, depends significantly on our ability to continue to enhance our existing wireless products and to develop new products and, therefore, we intend to continue to incur research and development costs.

Sales and marketing

Sales and marketing expense consists primarily of personnel, travel costs and sales commissions related to our sales effort of the NotifyLink product line. Sales and marketing costs increased to $487,576 for the three month period ended March 31, 2008 from $430,063 for the three month period ended March 31, 2007. We use an internal sales force and a customer support staff to facilitate the NotifyLink sales process. The increase in sales expense is due to salaries, commission expense on increased referral activity and increased participation in industry shows.

We anticipate that sales and marketing expenses will increase in future quarters as we hire additional sales and customer support personnel and attempt to expand our existing and create new distribution channels.

General and administrative

General and administrative expense consists of general management and finance personnel costs, insurance expense, occupancy costs, professional fees and other general corporate expenses. General and administrative expenses decreased to $323,424 for the three-month period ended March 31, 2008 from $360,240 for the three-month period ended March 31, 2007. The reduction to spending was mainly in legal, corporate expense and medical insurance.

We expect that general and administrative expense may increase in future quarters as we adhere to the requirements mandated by Sarbanes-Oxley Act.

NOTIFY TECHNOLOGY CORPORATION

Six-Month Periods Ended March 31, 2008 and 2007

Revenue

Revenue for the six-month period ended March 31, 2008 increased to $2,186,643 from $2,021,078 for the six-month period ended March 31, 2007. Our wireless NotifyLink product line revenue improved 22% to $2,186,643 from $1,783,087 for the six-month periods ended March 31, 2008 and 2007, respectively. NotifyLink revenue accounted for 100% of total revenue in the six-month period ended March 31, 2008 whereas in the six-month period ended March 31, 2007, the revenue was split between NotifyLink and the Visual Got Mail Solution at 88% and 12%, respectively. The Visual Got Mail revenue was a mature product line that was discontinued in February 2007.

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

Cost of Revenue

Cost of revenue consists of inventory costs on hardware sales and server center costs and third party royalty fees on our NotifyLink sales. Cost of revenue increased to $83,502 in the six-month period ended March 31, 2008 from $58,419 for the six-month period ended March 31, 2007. The increase in the cost of revenue was primarily due to the write-off of $15,950 in March 2007 of prepaid royalties on a product that became obsolete by developments in the market. We own no other assets of a similar nature.

Our gross margin increased to 96.2% in the six-month period ended March 31, 2008 compared to a gross margin of 97.1% in the six-month period ended March 31, 2007. The high gross margins in both periods are because the major costs of the business consist of product design and sales/support, both of which fall below the line in operating expenses.

Research and development

Research and development expenses consist primarily of personnel costs and support expenses. Research and development expenses increased to $772,172 for the six-month period ended March 31, 2008 from $617,027 for the six-month period ended March 31, 2007. This increase reflects the growth in our design and test staff required to support our expanding product lines and the advance of wireless devices available to users. Research and development is a critical factor in a growing technical market. Consequently, we expect to continue to invest in this area as resources allow. There can be no assurance that the market will continue to accept our wireless products.

Sales and marketing

Sales and marketing expenses consist primarily of personnel, travel costs and sales commissions related to our sales effort of the NotifyLink product line. Sales and marketing costs increased to $901,782 for the six-month period ended March 31, 2008 from $877,386 for the six-month period ended March 31, 2007. We use an internal sales force and a customer support staff to facilitate the NotifyLink sales process. The increase in sales expense is due to salaries, commission expense on increased referral activity and increased participation in industry shows.

We anticipate that sales and marketing expenses will increase in future quarters as we hire additional sales and customer support personnel and attempt to expand our existing referral base and create new distribution channels.

General and administrative

General and administrative expenses consist of general management and finance personnel costs, insurance expense, occupancy costs, professional fees, stock based compensation expense and other general corporate expenses. General and administrative expenses decreased to $646,780 for the six-month period ended March 31, 2008 from $674,766 for the six-month period ended March 31, 2007. The reduction to spending was mainly in legal, corporate expense and medical insurance.

NOTIFY TECHNOLOGY CORPORATION

LIQUIDITY AND CAPITAL RESOURCES

During fiscal 2007 and the six-month period ended March 31, 2008, we funded our operations through a combination of our gross profit earned from revenue and existing cash balances. Our ability to fund our recurring losses from operations depends upon success of our NotifyLink wireless e-mail notification market solutions. We continue to evaluate our opportunities to obtain further financing but it is not a critical element in our plans.

A significant characteristic of our business is the sale of our products customarily in the form of annual contracts paid for upon signing but the revenue amortized over the twelve month service period. This unamortized contract revenue is held in the deferred revenue account on our balance sheet. As our installed base grows, this practice increases the deferred revenue liability on the balance sheet as we add new contracts faster than old contracts expire. The major cost of operations is comprised of (1) the engineering design of our product offered for sale and (2) the physical sale of a contract that requires both direct sales effort and customer service hours to facilitate a trial period of our software prior to purchase. The change in the NotifyLink deferred revenue to $2,379,664 as of March 31, 2008 from $1,886,448 as of March 31, 2007 combined with the revenue improvement on the income statement is an indicator of product sales improvement during the period. Deferred revenue also represents the obligation to service the contracts underlying the revenue. However, the cash flow required to service the contracts is significantly less than the amortized revenue recognized each month.

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

At March 31, 2008, we had cash and cash equivalents of $1,038,555 compared to $1,005,291 at the same time last year. Over the last several years, we have financed our operations primarily through revenue from operations and existing cash balances. The net cash generated by operating activities equaled $255,127 in the six-month period ended March 31, 2008 versus net cash generated by operating activities of $202,842 in the six-month period ended March 31, 2007. The cash generated by operations in the six-month period ended March 31, 2008 was a combination of a net loss of $213,729 offset by an increase in deferred revenue of $253,146, a decrease in accounts receivable of $99,458 and an increase in accrued liabilities of $78,051. The net cash generated in the six-month period ended March 31, 2007 was attributable to a net loss of $203,963 offset by an increase in deferred revenue of $262,842, an increase in accounts receivable of $66,605 and an increase of accounts payable of $16,090. We anticipate that we will have negative cash flow from time to time in operating activities in future quarters and years.

NOTIFY TECHNOLOGY CORPORATION

Net cash used by investing activities in the six-month period ended March 31, 2008 was an outflow of $78,765 for asset purchases. There was a net cash outflow of $18,006 from the purchase and sale of fixed assets in the six-month period ended March 31, 2007.

Net cash provided by financing activities was an inflow of $22,418 and an outflow of $8,951 for the six-month periods ended March 31, 2008 and 2007, respectively. The net cash inflow for the six-month period ended March 31, 2008 was due to $27,933 from the exercise of options partially offset by $5,515 of payments on capital leases and the outflow for the six-month period ended March 31, 2007 was due to $8,951 in payments on capital leases.

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

We have a history of losses, and there is no assurance of future profitability

We commenced operations in August 1994 and through January 1996 were engaged primarily in the sale of hardware products to the telephone market. We made the decision in fiscal 2003 to refocus our strategy on developing and selling software applications for the 2way wireless data market. Accordingly, our business has changed substantially in recent years, making it difficult to make period-to-period comparisons of our operations, and we face all of the risks and uncertainties encountered by early-stage companies. For the fiscal years ended September 30, 2007, 2006, 2005 and 2004, we incurred net losses of $426,004, $ 314,892, $557,452 and $655,908, respectively. We incurred a net loss of $213,729 for the six-month period ended March 31, 2008 and as of March 31, 2008, we had an accumulated deficit of $24,588,312 and a working capital deficit of $1,321,871. Although the cash flow from operations was positive in the six-month period ended March 31, 2008, we are not assured we can maintain a positive cash flow from operating activities in future quarters and years. We may also incur further operating losses in future quarters and years until such time, if ever, as there is a substantial increase in orders for our products and product sales generating sufficient revenue to fund our continuing operations. There can be no assurance that sales of our products will ever generate significant revenue, that we will generate or maintain positive cash flow from our operations or that we will attain or thereafter sustain profitability in any future period.

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

NOTIFY TECHNOLOGY CORPORATION

We may be unable to generate the capital necessary to support our planned level of research and development activities or to manufacture and market our products

At March 31, 2008, we had an accumulated deficit of $24,588,312 and incurred a net loss for the three-month period ended March 31, 2008 of $213,729. We also had a working capital deficit at that date of $1,321,871. Our recently developed NotifyLink products will need to attain favorable market acceptance in order for us to be able to continue our research and development activities and to fund operating expenses at current levels. Regardless, because our NotifyLink wireless product line has not provided sufficient contributions to our revenues to date to operate profitably, the success of our business operations will depend upon a continued favorable market acceptance of our wireless software products and could require us to obtain further financing. Obtaining additional financing will be subject to a number of factors including market conditions, investor acceptance of our business plan, and investor sentiment. These factors may make the timing, amount, terms and conditions of additional financing unattractive or unavailable to us. If we are unable to obtain significant market acceptance of our wireless products or raise additional financing, we will have to significantly reduce our spending, delay or cancel planned activities or substantially change our current corporate structure. In such an event, we intend to implement expense reduction plans in a timely manner. However, these actions would have material adverse effects on our business, results of operations, and prospects, resulting in a possible failure of our business.

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

NOTIFY TECHNOLOGY CORPORATION

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

We need to continue to develop our marketing channels and build our sales force

We use a formal referral channel, an international reseller channel and participate in informal referral arrangements with several strategic partners, 2way wireless device manufacturers and one net ware company for the sale of our NotifyLink products and services where our products assist in the sale of their products. We have a limited direct sales force to sell our NotifyLink products and services to eventual users and we rely upon both formal and informal referral arrangements to provide leads for our NotifyLink products. To date, most of our referral arrangements are formal and we will receive referrals only to the extent that our referral partners successfully refer our products and services to potential users. There can be no assurance that we will achieve a significant volume of sales of our NotifyLink products and services to end users or will continue to receive referrals through our formal arrangements. Our Enterprise solution product is sold into an emerging market and although we have operated on a cash positive basis in the fiscal years ending September 30, 2006 and 2007, we have not yet achieved sufficient growth in our sales to operate profitably on an income statement basis.

We are expanding our distribution channels for our wireless products by participating in national and regional trade shows, promotions with strategic partners and presenting at Novell GroupWise user meetings across the United States. We cannot predict whether these activities will result in increased wireless revenue. We also have limited international sales due to limited resources to build a reseller network. Our management will need to expend time and effort to develop these channels. Our customer profile has successfully changed from volume sales to a limited number of large telecommunication customers to relatively small sales to a large number of business customers thereby reducing our dependence on any one customer. We have expanded our internal sales force in response. We are building experience selling into the domestic and international wireless markets but may not be able to expand our distribution channels and any marketing efforts undertaken by or on behalf of us may not be successful.

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

NOTIFY TECHNOLOGY CORPORATION

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

NOTIFY TECHNOLOGY CORPORATION

Date: May 15, 2008	/s/ Gerald W. Rice
Chief Financial Officer
(Principal Financial and Accounting Officer)