Form 10QSB
period 2008-06-30
NOTIFY TECHNOLOGY CORP
filed 2008-08-14
CIK 1031980

U. S. Securities and Exchange Commission

Washington, D.C. 20549

FORM 10-QSB

(Mark One)

☒ Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly periods ended June 30, 2008
or
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

(408) 777-7920
(Issuer’s telephone number)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes	☒	No	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes	☐	No	☒

As of June 30, 2008, there were 14,075,662 shares of Common Stock outstanding.

Transitional Small Business Disclosure Format

Yes	☐	No	☒

PART I. FINANCIAL INFORMATION (unaudited)

Item 1. Financial Statements

NOTIFY TECHNOLOGY CORPORATION
CONDENSED BALANCE SHEETS

	June 30,	September 30,
	2008	2007
	(unaudited)	(1)
Assets
Current assets:
Cash and cash equivalents	$971,318	$839,775
Accounts receivable, net	519,641	588,295
Other current assets	28,732	51,692
Total current assets	1,519,691	1,479,762

Non-current assets
Property and equipment, net	107,502	98,983
Deposit on property and equipment(2)	56,228	—
Total non-current assets	163,730	98,983
Total assets	$1,683,421	$1,578,745

Liabilities and shareholders' deficit
Current liabilities:
Current portion of capital lease obligations	$4,373	$7,243
Accounts payable	21,587	31,915
Accrued payroll and related liabilities	254,183	260,216
Deferred revenue	2,480,425	2,126,518
Other accrued liabilities	180,936	143,189
Total current liabilities	2,941,504	2,569,081
Long term portion of capital lease obligations	11,823	15,519
Total liabilities	2,953,327	2,584,600

Commitments and contingencies	0	0

Shareholders' deficit:
Preferred stock, $0.001 par value, 5,000,000 shares authorized	—	—
Common stock, $0.001 par value, 30,000,000 shares authorized, 14,075,662 and 13,968,995 shares issued and outstanding on June 30, 2008 and September 30, 2007, respectively	14,076	13,969
Additional paid-in capital	23,387,395	23,354,759
Accumulated deficit	(24,671,377)	(24,374,583)
Total shareholders’ deficit	(1,269,906)	(1,005,855)
Total liabilities and shareholders' deficit	$1,683,421	$1,578,745

(1) The information in this column was derived from our audited financial statements for the year ended September 30, 2007.
(2) Consists of a project in process to install a new accounting system.

See accompanying notes to condensed financial statements

NOTIFY TECHNOLOGY CORPORATION
CONDENSED (UNAUDITED) STATEMENTS OF OPERATIONS

	Three-Month Periods		Nine-Month Periods
	Ended June 30,		Ended June 30,
	2008	2007	2008	2007
Revenue:
Product revenue	$1,144,800	$937,607	$3,331,443	$2,720,694
Service revenue	—	—	—	237,991
Total revenue	1,144,800	937,607	3,331,443	2,958,685

Cost of Revenue:
Product cost	2,590	5,371	11,455	13,677
Royalty payments	30,647	25,543	105,284	75,656
Total cost of sales	33,237	30,914	116,739	89,333
Gross profit	1,111,563	906,693	3,214,705	2,869,352

Operating expenses:
Research and development	414,788	328,035	1,186,960	945,062
Sales and marketing	472,378	369,618	1,374,160	1,247,004
General and administrative	310,079	302,926	956,859	977,692
Total operating expenses	1,197,245	1,000,579	3,517,979	3,169,758

Loss from operations	(85,682)	(93,886)	(303,274)	(300,406)

Other income net	2,615	120	6,479	2,677
Net loss	$(83,067)	$(93,766)	$(296,795)	$(297,729)

Basic net loss per share	$(0.01)	$(0.01)	$(0.02)	$(0.02)

Basic weighted average shares outstanding	14,075,662	13,968,995	14,046,336	13,968,995

See accompanying notes to condensed financial statements

NOTIFY TECHNOLOGY CORPORATION
CONDENSED STATEMENTS OF CASH FLOWS

	Nine-Month Periods
	Ended June 30,
	2008	2007
	(Unaudited)
Cash flows provided by (used in) operating activities:
Net loss	$(296,795)	$(297,729)
Adjustments to reconcile net loss to cash provided by operating activities:
Depreciation and amortization	43,641	31,607
Gain from the sale of property and equipment	—	(3,000)
SFAS 123(R) expense	4,810	29,303
Changes in operating assets and activities:
Accounts receivable	68,654	15,886
Other current assets	22,960	8,881
Accounts payable	(10,624)	5,938
Deferred revenue	353,907	345,653
Other accrued liabilities	32,009	(49,285)
Net cash provided by (used in) operating activities	218,562	87,254

Cash flows provided by (used in) investing activities:
Purchase of property and equipment	(52,160)	(28,628)
Deposit on property and equipment	(56,228)	—
Proceeds from the sale of fixed assets	—	3,000
Net cash used in investing activities	(108,388)	(25,628)

Cash flows provided by (used in) financing activities:
Proceeds from exercise of options	27,933	—
Principal payments on capital lease obligations	(6,564)	(13,544)
Net cash provided by (used in) financing activities	21,369	(13,544)

Net increase (decrease) in cash and cash equivalents	131,543	48,082
Cash and cash equivalents at beginning of period	839,775	829,406
Cash and cash equivalents at end of period	$971,318	$877,488

Supplemental disclosure of cash information
Cash paid for interest	$1,497	$1,164
Cash paid for taxes	$2,430	$—

See accompanying notes to condensed financial statements

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

2. NET INCOME (LOSS) PER SHARE

The net loss per share for the nine-month period ended June 30, 2008 was a loss of $(0.02) compared to a loss of $(0.02) for the same period in the prior year. Options to purchase 2,773,000 and 2,961,000 shares of common stock and warrants to purchase 1,871,651 and 1,871,651 shares of common stock were outstanding at June 30, 2008 and 2007, respectively. The outstanding options and warrants were not included in the computation of diluted net loss per share for the three-month and nine-month periods ended June 30, 2008 and 2007 as the effect would be anti-dilutive.

3. FINANCING ACTIVITIES

On May 29, 2007, Commonwealth Associates, L.P., along with a number of other investors, sold all of their interest in the Company, including options to purchase Series A Preferred Stock in the form of Unit Purchase Options, to 21X Investments, LLC. Commonwealth Associates, L.P. and the other investors had originally acquired their interest in the July 2001 Preferred Stock Offering of the Company.

21X Investments, LLC is beneficially owned by David Brewer, a director and chairman of the Audit Committee of the Company since February 2000. As a result of the May 29, 2007 transaction, Mr. Brewer acquired approximately 55% beneficial ownership of the stock of the Company.

The warrants mentioned in note 2 above and the Unit Purchase Options mentioned in this note 3 expired on July 20, 2008 leaving 14,075,662 shares of common stock and options to purchase 2,773,000 shares of common stock as the only issued and outstanding securities of the Company. There were no remaining obligations associated with the expiring warrants and options.

In October 2007, we entered into a line-of-credit arrangement with Smith Barney that provides borrowing privileges up to amounts secured by any current eligible cash balances. On June 30, 2008, we had $300,000 in eligible funds. The loan balances carry a variable interest rate of ¾% below prime. In November 2007, we used $22,172 of this line-of-credit, which was outstanding as of June 30, 2008.

4. ACCOUNTING FOR STOCK BASED COMPENSATION

Statement of Financial Accounting Standards No. 148 (SFAS 148), "Accounting for Stock-Based Compensation—Transition and Disclosure, an Amendment of FASB Statement No. 123," amends the disclosure requirements of Statement of Financial Accounting Standards No. 123 (SFAS 123), "Accounting for Stock-Based Compensation," to require more prominent disclosures in both annual and interim financial statements regarding the method of accounting for stock-based employee compensation and the effect of the method used on reported results.

NOTIFY TECHNOLOGY CORPORATION

On October 1, 2006, we adopted Statement of Financial Accounting Standards (SFAS) No. 123 (revised 2004), “Share-Based Payment,” requiring us to recognize expense related to the fair value of our employee stock option awards. We recognize the cost of all share-based awards on a graded vesting basis over the vesting period of the award. We recognized stock based employee compensation of $4,810 and $29,303 in the nine-month periods ended June 30, 2008 and 2007, respectively. Our option plan expired in January 2007 and we did not approve a replacement stock-based plan in fiscal 2007.

We recognized no compensation expense during the first nine months of fiscal 2008 or in fiscal 2007 related to the grant of options to non-employees.

5.	PRODUCT WARRANTY

We warrant our products to current paid-up customers and make available for download service update releases that contain the most up-to-date version of our products. These software updates are continually maintained and released when available. As such, we do not maintain a separate warranty reserve but expense the cost to create and post any maintenance release as a part of normal operations.

6.	RECENT ACCOUNTING PRONOUNCEMENTS

In June 2006, the FASB issued Interpretation No. 48 (“FIN 48”), “Accounting for Uncertainty in Income Taxes,” which clarifies the accounting for uncertainty in income taxes recognized in the financial statements in accordance with FASB Statement No. 109, “ Accounting for Income Taxes”.  FIN 48 provides guidance on the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return.  FIN 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosures, and transition.  FIN 48 is effective for fiscal years beginning after December 15, 2006.  For the nine-month period ended June 30, 2008, FIN 48 has had no impact on the condensed financial statements.

In September 2006, the FASB issued Statement of Financial Accounting Standards (SFAS) No. 157, “Fair Value Measurements”.  SFAS No. 157 defines fair value, establishes a framework for measuring fair value and expands disclosures about fair value.  SFAS No. 157 is effective for fiscal years beginning after November 15, 2007.  The Company is currently evaluating the impact of this standard on the condensed financial statements.

In February 2007, the FASB issued Statement of Financial Accounting Standards (SFAS) No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities”,  SFAS No. 159 provides an option to report selected financial assets and financial liabilities using fair value.  The standard establishes required presentation and disclosures to facilitate comparisons with companies that use different measurements for similar assets and liabilities.  SFAS No. 159 is effective for fiscal years beginning after November 15, 2007, with early adoption allowed only if SFAS No. 157 is also adopted.  The Company is currently evaluating the impact of this standard on the condensed financial statements.

In December 2007, the FASB issued SFAS No. 141 (revised 2007), "Business Combinations" ("SFAS 141R"). SFAS 141R establishes principles and requirements for how an acquirer recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, any noncontrolling interest in the acquiree and the goodwill acquired. SFAS 141R also establishes disclosure requirements to enable the evaluation of the nature and financial effects of the business combination. SFAS 141R is effective for fiscal years beginning after December 15, 2008. For the nine-month period ended June 30, 2008, FIN 48 has had no impact on the condensed financial statements.

In December 2007, the FASB issued SFAS No. 160, "Noncontrolling Interests in Consolidated Financial Statements—an amendment of Accounting Research Bulletin No. 51" ("SFAS 160"). SFAS 160 establishes accounting and reporting standards for ownership interests in subsidiaries held by parties other than the parent, the amount of consolidated net income attributable to the parent and to the noncontrolling interest, changes in a parent's ownership interest, and the valuation of retained noncontrolling equity investments when a subsidiary is deconsolidated. SFAS 160 also establishes disclosure requirements that clearly identify and distinguish between the interests of the parent and the interests of the noncontrolling owners. SFAS 160 is effective for fiscal years beginning after December 15, 2008. For the nine-month period ended June 30, 2008, FIN 48 has had no impact on the condensed financial statements.

NOTIFY TECHNOLOGY CORPORATION
Item2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

FORWARD LOOKING STATEMENTS

This Quarterly Report on Form 10-QSB contains forward-looking statements, within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, which involve risks and uncertainties. Forward-looking statements generally include words such as “may,” “will,” “plans,” “seeks,” ”expects,” “anticipates,” “outlook,” “intends,” “believes” and words of similar import as well as the negative of those terms. In addition, any statements that refer to expectations, projections or other characterizations of future events or circumstances, including any underlying assumptions, are forward-looking statements. All forward-looking statements in this Quarterly Report on Form 10-QSB, include, but are not limited to:

• statements regarding the future growth of our wireless product line;
• statements regarding future revenue from our products;
• statements regarding our future success;
• statements regarding future costs;
• statements regarding future research and development efforts;
• statements regarding competition in the market for wireless products;
• statements regarding future financial results;
• statements regarding future plans to extend our product line;
• statements regarding the sufficiency of our existing cash balances to fund our operations; and
• statements regarding the effect of future financings on our existing shareholders

These statements are based on current expectations and are subject to important factors that could cause actual results to differ materially from those projected in the forward-looking statements. Such important factors include, but are not limited to, those discussed below under “Risk Factors” and elsewhere in this Quarterly Report and in other documents we file with the U.S. Securities and Exchange Commission. When reading the sections titled "Results of Operations" and "Financial Condition," you should also read our unaudited condensed financial statements and related notes included elsewhere herein, our Annual Report on Form 10-KSB for the fiscal year ended September 30, 2007, and the section below entitled "Risk Factors." We disclaim any obligation to update any forward-looking statements as a result of developments occurring after the date of this Quarterly Report.

RESULTS OF OPERATIONS

Three-Month Periods Ended June 30, 2008 and 2007

Revenue

Revenue consists of net revenue from the sale of NotifyLink software licenses, installation fees and the sale of third party software. License revenue is recognized on a straight-line basis over the term of each contract. Installation revenue is recognized upon completion of trial activity and finalizing the software agreement. Third party software revenue is recognized upon delivery to the customer.

Our revenues increased 22% to $1,144,800 in the three-month period ended June 30, 2008 from $937,607 in the three-month period ended June 30, 2007.

Our NotifyLink product is comprised of  a backend server component and a wireless device client component. We are a provider of secure real time wireless synchronization of email, calendar, contacts and tasks, supporting 13 different email platforms. In addition we support any BlackBerry, Palm, Windows Mobile, and select Symbian wireless devices on all major cellular voice and data networks worldwide. The NotifyLink solution provides users with bi-directional mobile “automatic” synchronization of emails sent to end users’ email mailboxes and all emails originated forwarded and replied to from the mobile device will be synchronized with the user’s email mailbox. The synchronized information also keeps personal calendars, contacts, and task information continually up to date at both the server and the mobile device level.

NOTIFY TECHNOLOGY CORPORATION

We sell our products primarily in the United States directly to business users and resellers. Certain domestic customers have deployed our product to international sites, demonstrating NotifyLink’s ability to link our customers’ email across international boundaries. We also have limited sales internationally, primarily through resellers.

Cost of revenue

Cost of revenue consists of the hosting center costs to support the service portion of our NotifyLink product, the cost of resale software related to NotifyLink and royalty expense to NCR for certain technology utilized in our NotifyLink product. Cost of revenue increased to $33,237 in the three-month period ended June 30, 2008, from $30,914 for the three-month period ended June 30, 2007. The increase in the cost of revenue was due to the increased volume of sales.

Our gross margin decreased slightly to 97.1% in the three month period ended June 30, 2008 compared to a gross margin of 96.7% in the three-month period ended June 30, 2007. The high gross margins in both periods are because the major costs of the business consist of product design and sales/support, both of which are categorized in operating expenses.

Research and development

Research and development expenses consist primarily of personnel costs and expenses. Research and development expenses increased to $414,788 for the three-month period ended June 30, 2008 from $328,035 for the three-month period ended June 30, 2007. The increase was primarily due to personnel additions to increase the number of operating systems we support, meet the demand of new devices being released into the market by device manufacturers and assure backwards compatibility of updated software with older devices. Our development efforts were devoted to improving our software product in the area of device management, porting our solution to new devices and creating new products within the NotifyLink family.

Two examples of this effort are reflected in the July 11, 2008 press release that NotifyLink will support the iPhone and the July 16, 2008 press release that Notify joined the Google Enterprise Professional Program. We believe that our future success, if any, depends significantly on our ability to continue to enhance our existing wireless products and to develop new products and, therefore, we intend to continue to incur research and development costs.

Sales and marketing

Sales and marketing expense consists primarily of personnel, travel costs and sales commissions related to our sales effort of the NotifyLink product line. Sales and marketing costs increased to $472,378 for the three-month period ended June 30, 2008 from $369,618 for the three-month period ended June 30, 2007. We use an internal sales force and a customer support staff to facilitate the NotifyLink sales process. The increase in sales expense is due to merit increases in salaries and increases in commissions related to the improved sales activity.

We anticipate that sales and marketing expenses will increase in future quarters as we hire additional sales and customer support personnel and attempt to expand our existing and create new distribution channels.

NOTIFY TECHNOLOGY CORPORATION

General and administrative

General and administrative expense consists of general management and finance personnel costs, insurance expense, rent expense, professional fees and other general corporate expenses. General and administrative expenses increased slightly to $310,079 for the three-month period ended June 30, 2008 from $302,926 for the three-month period ended June 30, 2007.

Although we have been able to avoid increased expenses in recent periods, we expect that general and administrative expense may increase in future quarters as we adhere to the requirements mandated by the Sarbanes-Oxley Act.

Nine-Month Periods Ended June 30, 2008 and 2007

Revenue

Revenue for the nine-month period ended June 30, 2008 increased to $3,331,443 from $2,958,685 for the nine-month period ended June 30, 2007. Our wireless NotifyLink product line revenue improved 22% to $3,331,443 from $2,720,694 for the nine-month periods ended June 30, 2008 and 2007, respectively. NotifyLink revenue accounted for 100% of total revenue in the nine-month period ended June 30, 2008 whereas in the nine-month period ended June 30, 2007, the revenue was split between NotifyLink and the Visual Got Mail Solution at 92% and 8%, respectively. The Visual Got Mail revenue was a mature product line that was discontinued in February 2007.

Our NotifyLink product line is an email and Personal Information Management system designed for business users. The Visual Got Mail Solution service consisted of a subscription service, operated by us, that linked our legacy hardware product to a single large customer’s voice mail platform. Our customer finally terminated the product that our service supported on February 28, 2007. Consequently, our contract ended at the same time.

Cost of revenue

Cost of revenue consists of inventory costs on hardware sales and server center costs and third party royalty fees on our NotifyLink sales. Cost of revenue increased to $116,739 in the nine-month period ended June 30, 2008, from $89,333 for the nine-month period ended June 30, 2007. The increase in the cost of revenue was in part due to the write-off in March 2007 of $15,950 of prepaid royalties on a product that became obsolete by developments in the market. The remaining increase in cost of revenue was due to increased sales in the nine-month period ended June 30, 2008.

Our gross margin increased to 96.5% in the nine-month period ended June 30, 2008, compared to a gross margin of 97.0% in the nine-month period ended June 30, 2007. The high gross margins in both periods are because the major costs of the business consist of product design and sales/support, both of which are categorized in operating expenses.

Research and development

Research and development expenses consist primarily of personnel costs and expenses. Research and development expenses increased to $1,186,960 for the nine-month period ended June 30, 2008 from $945,062 for the nine-month period ended June 30, 2007. The increase was primarily due to personnel additions to increase the number of operating systems we support, meet the demand of new devices being released into the market by device manufacturers and assure backwards compatibility of updated software with older devices. Our development efforts were devoted to improving our software product in the area of device management, porting our solution to new devices and creating new products within the NotifyLink family.

Two examples of this effort are reflected in the July 11, 2008 press release that NotifyLink will support the iPhone and the July 16, 2008 press release that Notify we joined the Google Enterprise Professional Program. We believe that our future success, if any, depends significantly on our ability to continue to enhance our existing wireless products and to develop new products and, therefore, we intend to continue to incur research and development costs.

NOTIFY TECHNOLOGY CORPORATION

Sales and marketing

Sales and marketing expenses consist primarily of personnel, travel costs and sales commissions related to our sales effort of the NotifyLink product line. Sales and marketing costs increased to $1,374,160 for the nine-month period ended June 30, 2008 from $1,247,004 for the nine-month period ended June 30, 2007. We use an internal sales force and a customer support staff to facilitate the NotifyLink sales process. The increase in sales expense is due to merit increases in salaries and increases in commissions related to the improved sales activity.

We anticipate that sales and marketing expenses will increase in future quarters as we hire additional sales and customer support personnel and attempt to expand our existing referral base and create new distribution channels.

General and administrative

General and administrative expenses consist of general management and finance personnel costs, insurance expense, occupancy costs, professional fees, stock based compensation expense and other general corporate expenses. General and administrative expenses decreased to $956,859 for the nine-month period ended June 30, 2008 from $977,692 for the nine-month period ended June 30, 2007.

Although we have been able to avoid increased expenses in recent periods, we expect that general and administrative expense may increase in future quarters as we adhere to the requirements mandated by Sarbanes-Oxley Act.

LIQUIDITY AND CAPITAL RESOURCES

During fiscal 2007 and the nine-month period ended June 30, 2008, we funded our operations through a combination of our gross profit earned from revenue and existing cash balances. Our ability to fund our recurring losses from operations depends upon success of our NotifyLink wireless e-mail notification market solutions. We continue to evaluate our opportunities to obtain further financing but it is not a critical element in our plans.

A significant characteristic of our business is the sale of our products customarily in the form of annual contracts paid for upon signing but the revenue amortized over the twelve month service period. This unamortized contract revenue is held in the deferred revenue account on our balance sheet. As our installed base grows, this practice increases the deferred revenue liability on the balance sheet as we add new contracts faster than old contracts expire. The major cost of operations is comprised of (1) the engineering design of our product offered for sale and (2) the physical sale of a contract that requires both direct sales effort and customer service hours to facilitate a 30-day trial period of our software prior to purchase. The change in the NotifyLink deferred revenue to $2,480,425 as of June 30, 2008 from $1,969,259 as of June 30, 2007, combined with the revenue improvement on the income statement is an indicator of product sales improvement during the period. Deferred revenue also represents the obligation to service the contracts underlying the revenue. However, the cash flow required to service the contracts currently is significantly less than the amortized revenue recognized each month.

Our continued operations depend on the cash flow from the NotifyLink sales. In the event our revenue is interrupted, we would have to reduce our operations to service our existing contract obligations unless we secured additional financing. If we were unable to achieve NotifyLink revenue improvements or secure financing, we would have to restructure our business to reduce costs.

Our plans to improve our current situation involve the expansion of our product offering into niche markets. We believe that these niche markets are not adequately addressed by market competitors at the present time. We also intend to capitalize on our ability to offer a single middleware solution for those companies deploying a variety of manufacturers’ devices on a single email system. The success of our business operations will depend upon a significant favorable market acceptance for our wireless software products. We continue to evaluate our opportunities to obtain further financing. It is not possible for us to predict with assurance the outcome of these matters.

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

Warrants and options to purchase our preferred shares that had been outstanding since July, 2001, expired on July 20, 2008 leaving 14,075,662 shares of common stock and options to purchase 2,773,000 shares of common stock as our only issued and outstanding securities. There were no remaining obligations associated with the expiring warrants and options. This simplification of our equity structure could be advantageous in the event we required additional capital.

At June 30, 2008, we had cash and cash equivalents of $971,318, compared to $877,488 at June 30, 2007. Over the last several years, we have financed our operations primarily through revenue from operations and existing cash balances. The net cash generated by operating activities equaled $218,562 in the nine-month period ended June 30, 2008, versus net cash generated by operating activities of $87,254 in the nine-month period ended June 30, 2007. The cash generated by operations in the nine-month period ended June 30, 2008 was a combination of a net loss of $296,795 offset by an increase in deferred revenue of $353,907, a decrease in accounts receivable of $68,654 and an increase in accrued liabilities of $32,009. The net cash generated in the nine-month period ended June 30, 2007 was attributable to a net loss of $297,729 and a decrease in accrued liabilities of $49,285 offset by an increase in deferred revenue of $345,653, a decrease in accounts receivable of $15,886 and an increase of accounts payable of $5,938.

Net cash used by investing activities in the nine-month period ended June 30, 2008 was an outflow of $108,388 for asset purchases and deposit. There was a net cash outflow of $25,628 from the purchase and sale of fixed assets in the nine-month period ended June 30, 2007.

Net cash provided by financing activities was an inflow of $21,368 and an outflow of $13,544 for the nine-month periods ended June 30, 2008 and 2007, respectively. The net cash inflow for the nine-month period ended June 30, 2008 was due to $27,933 from the exercise of options, partially offset by $6,565 of payments on capital leases. The outflow for the nine-month period ended June 30, 2007 was due to $13,544 in payments on capital leases.

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

We face significant competition.

We believe the market for our wireless products is generally competitive. In particular, in the market for wireless email notification and management software, for Microsoft Exchange and Novell GroupWise, there is very strong competition. Microsoft and Novell offer similar products at little to no charge that function in large parts of the enterprise email market. We sell our product in portions of the market the free products do not function or have less features. If these lower cost products were extended to our portion of the market we would face additional price pressure. We may not be able to compete successfully against better funded competitors as the market for our products evolves and the level of competition increases. A failure to compete successfully against existing and new competitors would materially and adversely affect our business, revenue, operating results, and financial condition.

NOTIFY TECHNOLOGY CORPORATION

We have a history of losses, and there is no assurance of future profitability.

We commenced operations in August 1994 and until January 1996 were engaged primarily in the sale of hardware products to the telephone market. We made the decision in fiscal 2003 to refocus our strategy on developing and selling software applications for the wireless data market. Accordingly, our business has changed substantially in recent years, making it difficult to make period-to-period comparisons of our operations, and we face all of the risks and uncertainties encountered by early-stage companies. For the fiscal years ended September 30, 2007, 2006 and 2005, we incurred net losses of $426,004, $ 314,892, and $557,452, respectively. We incurred a net loss of $296,795 for the nine-month period ended June 30, 2008 and as of June 30, 2008, we had an accumulated deficit of $24,671,377 and a working capital deficit of $1,421,813.

Although the cash flow from operations was positive in the nine-month period ended June 30, 2008, we are not assured we can maintain a positive cash flow from operating activities in future quarters and years. We may also incur further operating losses in future quarters and years until such time, if ever, as there is a substantial increase in orders for our products and product sales generating sufficient revenue to fund our continuing operations. There can be no assurance that sales of our products will ever generate significant revenue, that we will generate or maintain positive cash flow from our operations or that we will attain or thereafter sustain profitability in any future period.

If the market for wireless data communications devices does not grow, we may not successfully increase or maintain the sale of our NotifyLink products.

The overall market for wireless data communications devices has experienced growth in recent years. The success of our NotifyLink Enterprise On-Premise and On-Demand products depends upon this growth. There can be no assurance that the market for wireless software products will continue to grow. We cannot predict that growth of our NotifyLink products will continue. If the various markets in which our software products compete fail to grow, or grow more slowly than we currently anticipate, or if we were unable to establish product markets for our new software products, our business, results of operation and financial condition would be materially adversely affected.

We may be unable to generate the cash necessary to support a competitive level of research and development activities.

At June 30, 2008, we had an accumulated deficit of $24,671,377 and incurred a net loss for the nine-month period ended June 30, 2008 of $296,795. We also had a working capital deficit at that date of $1,421,813. Our NotifyLink products will need to maintain a favorable market acceptance in order for us to be able to continue our current level of research and development activity and to fund operating expenses at a level necessary to stay competitive. Regardless, because our NotifyLink wireless product line has not generated sufficient contributions to our revenues to date to operate profitably at the current level of research and development, an increase in the level of research and development driven by market pressures could require us to obtain further financing. Obtaining additional financing will be subject to a number of factors including market conditions, investor acceptance of our business plan, and investor sentiment. These factors may make the timing, amount, terms and conditions of additional financing unattractive or unavailable to us. If, in a situation that required an increase in research and development, we are unable to obtain significant market acceptance of our wireless products or raise additional financing, we will have to significantly reduce our spending in other areas, delay or cancel planned activities or substantially change our current corporate structure. In such an event, we intend to implement expense reduction plans in a timely manner. However, these actions would have material adverse effects on our business, results of operations, and prospects, resulting in a possible failure of our business.

If we are unable to develop, market and sell new and improved wireless products on a timely basis, we could lose existing and potential customers and our sales could decrease.

We continue to invest in our wireless products in order to grow our revenue and improve our financial condition. We need to develop market and sell new and improved wireless software products on a timely basis to keep pace with technological developments, emerging industry standards, and the growing needs of our sophisticated customers. We may experience difficulties in marketing and selling new products, and our inability to timely and cost-effectively introduce new products and future enhancements, or the failure of these new products or enhancements to achieve market acceptance, could seriously harm our business. Life cycles of wireless software products are difficult to predict, because the market for such products is relatively new and evolving and characterized by rapid technological change, frequent enhancements to existing products and new product introductions, changing customer needs and evolving industry standards. The introduction of competing products that employ new technologies and emerging industry standards could render our products and services obsolete and unmarketable or shorten the life cycles of our products and services. The emergence of new industry standards might require us to redesign our products. If our products are not in compliance with industry standards that become widespread, our customers and potential customers may not purchase our products.

NOTIFY TECHNOLOGY CORPORATION

Revenues or expenses may vary, affecting our quarterly operating results.

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

We need to continue to develop our marketing channels and build our sales force.

Our sales are generated using several channels. We use a formal referral channel, an international reseller channel and informal referral arrangements with several strategic partners to generate leads to sell our NotifyLink products and services. We have a limited direct sales force to close these leads. We will receive referrals only to the extent that our referral partners successfully refer our products and services to potential users. There can be no assurance that we will achieve a significant volume of sales of our NotifyLink products and services to end users or will continue to receive referrals through our formal and informal arrangements. Our NotifyLink products are sold into an emerging market and although we have operated on a cash positive basis in the fiscal years ending September 30, 2006 and 2007, we have not yet achieved sufficient growth in our sales to operate profitably on an income statement basis.

We are expanding our distribution channels for our wireless products by participating in national and regional trade shows and promotion activities with strategic partners. We cannot predict whether these activities will result in increased wireless revenue. We also have limited international sales due to limited resources to build a reseller network. Our management will need to expend time and effort to develop these channels. Our customer profile has successfully changed from volume sales to a limited number of large telecommunication customers to relatively small sales to a large number of business customers thereby reducing our dependence on any one customer. We have expanded our internal sales force in response. We are building experience selling into the domestic and international wireless markets but may not be able to expand our distribution channels and any marketing efforts undertaken by or on behalf of us may not be successful.

NOTIFY TECHNOLOGY CORPORATION

One of our directors holds a large percentage of our stock and is able to exert substantial control over us.
David A. Brewer, one of our directors and the Chairman of our Audit Committee since 2000, together with an entity affiliated with Mr. Brewer, currently own 55% of our outstanding common stock. In addition, Mr. Brewer owns options to purchase an additional fractional percent of our common stock. This represents a significant influence over all matters requiring approval by shareholders, including the election of directors, amendments to our articles of incorporation and significant corporate transactions, such as a merger or other sale of our company or its assets. This concentration of ownership will limit other shareholders’ ability to influence corporate matters and may have the effect of delaying or preventing a third party from acquiring control over us.

Our products may suffer from defects.

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

If we fail to remain current on our reporting requirements, we could be removed from the OTC Bulletin Board, which would limit the ability of broker-dealers to sell our securities and the ability of shareholders to sell their securities in the secondary market.

Companies trading on the OTC Bulletin Board, such as Notify Technology, must be reporting issuers under Section 12 of the Securities Exchange Act of 1934 (“Exchange Act”), and must be current in their reports under Section 13 of the Exchange Act, in order to maintain price quotation privileges on the OTC Bulletin Board.  If we fail to remain current on our reporting requirements, we could be removed from the OTC Bulletin Board.  As a result, the market liquidity for our securities could be adversely affected by limiting the ability of broker-dealers to sell our securities and the ability of shareholders to sell their securities in the secondary market.

Our common stock is subject to the “penny stock” rules of the Securities and Exchange Commission, and the trading market in our common stock is limited, which makes transactions in our stock cumbersome and may reduce the investment value of our stock.

Our common stock is “penny stock” because it is not registered on a national securities exchange or listed on an automated quotation system sponsored by a registered national securities association, pursuant to Rule 3a51-1(a) under the Exchange Act.  For any transaction involving a penny stock, unless exempt, the rules require:

•	That a broker or dealer approve a person’s account for transactions in penny stocks; and

•	That the broker or dealer receives from the investor a written agreement to the transaction, setting forth the identity and quantity of the penny stock to be purchased.

The broker or dealer must also deliver, prior to any transaction in a penny stock, a disclosure schedule prescribed by the Securities and Exchange Commission relating to the penny stock market, which, in highlight form:

•	Sets forth the basis on which the broker or dealer made the suitability determination; and

•	That the broker or dealer received a signed, written agreement from the investor prior to the transaction.

NOTIFY TECHNOLOGY CORPORATION

Generally, brokers may be less willing to execute transactions in securities subject to the penny stock rules.  This may make it more difficult for investors to dispose of our common stock and cause a decline in the market value of our stock.

Disclosure also has to be made about the risks of investing in penny stocks in both public offerings and in secondary trading and about the commissions payable to both the broker-dealer and the registered representative, current quotations for the securities and the rights and remedies available to an investor in cases of fraud in penny stock transactions.  Finally, monthly statements have to be sent disclosing recent price information for the penny stock held in the account and information on the limited market in penny stocks.

The market for penny stocks has suffered in recent years from patterns of fraud and abuse.

Shareholders should be aware that, according to SEC Release No. 34-29093, the market for penny stocks has suffered in recent years from patterns of fraud and abuse.  Such patterns include:

•	Control of the market for the security by one or a few broker-dealers that are often related to the promoter or issuer;

•	Manipulation of prices through prearranged matching of purchases and sales and false and misleading press releases;

•	Boiler room practices involving high-pressure sales tactics and unrealistic price projections by inexperienced salespersons;

•	Excessive and undisclosed bid-ask differential and markups by selling broker-dealers; and

•
The wholesale dumping of the same securities by promoters and broker-dealers after prices have been manipulated to a desired level, along with the resulting inevitable collapse of those prices and with consequential investor losses.

Our management is aware of the abuses that have occurred historically in the penny stock market. Although we do not expect to be in a position to dictate the behavior of the market or of broker-dealers who participate in the market, management will strive within the confines of practical limitations to prevent the described patterns from being established with respect to our securities.  The occurrence of these patterns or practices could increase the volatility of our share price.

We depend on key executives.

Our potential for success depends significantly on key management employees, including our Chairman, President and Chief Executive Officer, Paul F. DePond, our Vice President of Development, Rhonda Chicone and our Chief Financial Officer, Gerald W. Rice. We have entered into employment agreements with these three key management employees. We do not have “key-man” life insurance on any of these executives or any of our other key employees. The loss of the services of these executives or any of our other key employees would materially adversely affect us. We also believe that our future success will depend in large part on our ability to attract and retain additional highly skilled technical, management, sales and marketing personnel. If we were unable to hire the necessary personnel, the development of new products and enhancements to current products would likely be delayed or prevented. Competition for these highly-skilled employees is intense. Therefore, there can be no assurance that we will be successful in retaining our key personnel and in attracting and retaining the personnel we require for expansion.

Our intellectual property may not be adequately protected and we may infringe the rights of others.

We regard various features and design aspects of our products as proprietary and we rely on a combination of patent, copyright, and trademark laws and employee and third-party nondisclosure agreements to protect our proprietary rights. Our software products are generally not subject to patent claims. There can be no assurance, therefore, that any of our competitors, some of whom have far greater resources than we do, will not independently develop technologies that are substantially equivalent or superior to our technology.

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

Our charter provisions may discourage acquisition bids.

Our articles of incorporation give our board of directors the authority to issue an aggregate of 5,000,000 shares of preferred stock and to determine the price, rights, preferences, privileges and restrictions, including voting rights for these shares, without any further vote or action by our shareholders. The rights of the holders of our common stock will be subject to, and may be adversely affected by, the rights of the holders of any preferred stock that may be issued in the future. The issuance of preferred stock, while providing flexibility in connection with possible acquisition and other corporate purposes, could have the effect of making it more difficult for a third party to acquire a majority of our outstanding voting stock.

Our articles of incorporation limit the liability of officers and directors and we have entered into indemnification agreements with them.

Our articles of incorporation eliminate, in certain circumstances, the liability of our directors for monetary damages for breach of their fiduciary duties as directors. We have also entered into indemnification agreements with each of our directors and officers. Each of these indemnification agreements provides that we will indemnify the indemnitee against expenses, including reasonable attorneys' fees, judgments, penalties, fines, and amounts paid in settlement actually and reasonably incurred by them in connection with any civil or criminal action or administrative proceeding arising out of their performance of duties as a director or officer, other than an action instituted by the director or officer. These indemnification agreements also require that we indemnify the director or other party thereto in all cases to the fullest extent permitted by applicable law. Each indemnification agreement permits the director or officer that is party thereto to bring suit to seek recovery of amounts due under the indemnification agreement and to recover the expenses of such a suit if they are successful. We currently have directors’ and officers’ liability insurance but there can be no assurance that any or all of our indemnification obligations will be covered by the insurance or that the insurance limits will not be exceeded.

Item 3A(T). Controls and Procedures

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
Dated: August 14, 2008
/s/ Gerald W. Rice
Chief Financial Officer
(Principal Financial and Accounting Officer)