Form 10KSB
period 2008-09-30
NOTIFY TECHNOLOGY CORP
filed 2008-12-19
CIK 1031980

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-KSB
(Mark one)
☒       Annual Report Under Section 13 or 15(d) of the Securities Exchange Act of 1934
For the Fiscal Year Ended September 30, 2008

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

common stock, $0.001 par value

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

State issuer’s revenues for its most recent fiscal year. $4,640,723.

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant, based upon the closing sale price of the common stock on December 10, 2008, was approximately $500,534. Shares of common stock held by officers and directors and their affiliated entities have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily conclusive for other purposes.

At December 12, 2008, the issuer had issued and outstanding 14,075,662 shares of common stock, $0.001 par value.

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

ITEM 1. Description of Business

We were incorporated in the State of California in August 1994.  We are an independent software vendor (“ISV”) focused on providing secure, wireless synchronization of email and personal information management (“PIM”) (calendar, contacts, and tasks information) across a variety of wireless devices and email collaborations suites. Our product provides solutions to organizations and businesses supporting Novell GroupWise™, Microsoft Exchange™, Google Enterprise™ and a variety of alternative email collaboration suites such as the Sun Java Communications Suite, the Oracle Collaboration Suite, the Mirapoint Messaging Suite, CommunigatePro, Scalix Enterprise Server, Kerio Messaging Suite, the MDaemon Messaging Suite, FirstClass, and Meeting Maker.  We support a variety of wireless device platforms on each of these suites including the BlackBerry®, Apple® iPhone®, iPod® touch, Palm, Windows Mobile®, and Symbian. In July 2006, we became an official BlackBerry ISV Alliance Partner with Research In Motion.  Using our products, our customers can achieve secure wireless mobile access using a variety of handheld wireless devices to manage their email, calendar appointments and address books on any of the email collaboration suites we support.  Our products support wireless devices from a wide range of manufacturers and network carriers around the world.

We historically derived significant revenues from sales of our Visual Got Mail Solution, a wireline legacy product for voice mail notification as well as from related services.  In February 2007, we discontinued this product but our fiscal 2007 revenues reflects some service revenue from the installed base of voice mail users during that period.

Since 2004, a majority of our revenues have come from our wireless software product line . Wireless products contributed 100% of our total revenues in fiscal 2008 compared to approximately 94% of total revenues in fiscal 2007.  We sell our products primarily through direct sales in the United States and Canada and through resellers internationally.

Our wireless enterprise synchronization product is the only integrated solution providing organizations a single solution to simultaneously support any BlackBerry, iPhone, Palm and Windows Mobile device.  Our solution is network independent thereby offering unparalleled flexibility to change devices or networks as technology develops or user needs evolve.  In addition, we are the only official provider of wireless email and PIM synchronization middleware supporting BlackBerry wireless devices other than Research In Motion Limited (“RIM”). We have an ISV partnership agreement with RIM supporting our ability to provide email and PIM synchronization to BlackBerry users on over 13 different email platforms. Our NotifyLink Enterprise product provides wireless synchronization for email, calendar, contacts and task information and features an “On-Premise” Edition and an “On-Demand” Edition. Both Editions can be integrated into an organization’s existing network while offering broad wireless device support.

The On-Premise Edition product resides on the customer’s server behind its firewall.  We have designed the NotifyLink On-Premise Edition for information technology (IT) organizations that desire centralized management and support for their mobile user needs. With the NotifyLink On-Premise Edition, organizations can support their growing mobile workforce while providing a migration path from wired to wireless device usage.

The On-Demand Edition product Edition provides users with the same features as the NotifyLink On-Premise Edition without the need to install a NotifyLink server on the customer’s premises.  The NotifyLink On-Demand Edition is particularly well suited for smaller user organizations seeking a comprehensive wireless synchronization solution while minimizing infrastructure costs and IT resources.

For wireless device users, NotifyLink provides support for a variety of wireless networks including cellular networks such as CDMA/1XRTT/EVDO, GSM/GPRS/EDGE, and all fixed wireless networks using 802.11x technology.

Products

NotifyLink Enterprise (“NotifyLink”)

NotifyLink Enterprise is comprised of the NotifyLink Enterprise On-Premise Edition and the NotifyLink Enterprise On-Demand Edition. NotifyLink has been designed to address the needs of organizations of all sizes.

Using either of the NotifyLink Enterprise Editions, mobile users can read, compose, reply, forward, mark as read, and delete email messages from their mobile devices. NotifyLink provides a user with “automatic” synchronization of emails sent to the end user’s email mailbox and all emails originated, forwarded and replied to from the mobile device will be synchronized with the user’s desktop.  NotifyLink is device agnostic because email users are provided with a platform specific smart client, which is loaded on the mobile device. Once the platform specific smart client mobile device is installed on the user’s wireless device and the NotifyLink enterprise server is installed, the user is able to open his or her email, read it and then perform any number of operations including replying, forwarding, and even deleting the email.  NotifyLink supports attachment download and upload for Palm, Windows Mobile, and BlackBerry mobile devices. NotifyLink also supports the ability to forward attachments.  NotifyLink provides bi-directional mobile synchronization of the user’s calendar, contacts, and tasks regardless of whether the information was entered on the mobile device or at the user’s desktop. The transmitted information keeps personal calendars continually up to date at both the client server level and the mobile device level.

NotifyLink’s wireless functionality supports all BlackBerry, iPhone, Palm and Windows Mobile devices simultaneously over a variety of wireless networks: GSM/GPRS/EDGE, CDMA/1XRTT/EVDO and all fixed wireless networks using 802.11x technology.  NotifyLink wireless functionality also provides “over-the-air” synchronization of email and personal information management, thereby freeing users from the requirement to cradle their wireless devices in order to maintain synchronization.  NotifyLink provides automatic notification of new email and PIM, eliminating the need for users to initiate a data session in order to retrieve their personal data.

All email and PIM is stored behind an organization’s firewall while delivery of information to and from the wireless devices is encrypted utilizing either Triple Data Encryption Standard (TDES) or Advanced Encryption Standard (AES) encryption algorithms.  AES is a Federal Information Processing Standard, that specifies a cryptographic algorithm for use by U.S. Government organizations to protect sensitive, unclassified information.  Information security is increased because NotifyLink supports both TDES and the latest AES.

NotifyLink Enterprise On-Premise Edition

The NotifyLink On-Premise Edition was our first Enterprise offering providing a single enterprise solution supporting the wireless needs of its users through the use of an on-premise server.  It is based on a client-server architecture comprised of the NotifyLink device client module and the NotifyLink Enterprise server product. The NotifyLink Enterprise server product involves three components: a database component, a web component and a messaging component. All three components are commonly installed to the same server. In a more distributed environment, each component can be installed to a separate server. The NotifyLink On-Premise Edition is ideal for companies with a volume of mobile professionals who need real-time synchronization of their existing email to any one of a variety of supported mobile devices.

 NotifyLink Enterprise On-Demand Edition

In November 2004, we launched our NotifyLink On-Demand Edition for Novell GroupWise.  In March 2005, we launched the NotifyLink On-Demand Edition for Microsoft Exchange. Since then, we have continued to expand the number of collaboration suites and devices we support.  We added the Apple iPhone device and Google Enterprise collaboration suite in fiscal 2008. The NotifyLink On-Demand Edition provides the same wireless synchronization of email, calendar, contacts and task information as our NotifyLink On-Premise Edition, except without the need of any on-premise hardware or software.  The NotifyLink On-Demand Edition provides wireless synchronization services and support from a hardened data center that provides users a high level of reliability and availability.  It remotely accesses email and PIM data from the customer email collaboration suite and synchronizes to a user’s BlackBerry, iPhone, Palm or Windows Mobile wireless device.  The NotifyLink On-Demand Edition provides organizations with a simple solution to their immediate mobility needs.  It was designed as a cost efficient alternative for customers whose universe of wireless users does not justify an internal server or who do not have the internal IT resources to maintain a NotifyLink Enterprise server.  The NotifyLink On-Demand Edition is also targeted at organizations interested in outsourcing the wireless synchronization of email and PIM.

Sales, Marketing and Distribution

We are expanding our customer base by gathering leads through several channels. We have an inside sales force that handles leads generated from our corporate web site, the web sites of our collaboration suite and device partners where we maintain a presence, referrals from referral partners with whom we have agreements, wireless carriers and device manufacturers such as RIM and Palm, Inc.  Other partners such as Sun Microsystems, Inc., Oracle or Google recommend NotifyLink as the primary full featured mobility solution to their customers.   We will continue to receive referrals from these channel partners only to the extent that they successfully refer our products and services to interested customers. In addition, we attend a variety of trade shows and conferences which also generate leads for our wireless products.

Our NotifyLink products consist of numerous contracts sold directly to individual companies.  We typically sell licenses on an annual basis.  This means that we observe revenue recognition rules that spread the recognition of revenue from the sales of any one month ratably over the term of each contract; commonly a twelve month period.  Because of this practice, any significant increase or decrease in sales in any one period resulting from sales or marketing programs is reflected as a gradual increase or decrease in revenues.

Technical and Marketing Support

We have developed product collateral, improved web-site design and expanded marketing programs for our NotifyLink products.  These program include product awareness branding and product training through various media such as Notify web-site marketing, strategic partner web-site marketing, regional, national and international trade shows, strategic partner regional user meetings, carrier training seminars, webinars, user market surveys and a monthly newsletter.

We provide customer technical support and remote product installation assistance for our NotifyLink customers.  We maintain a hosting center for our NotifyLink product line in Ohio. We also provide the support to maintain up-time requirements for our NotifyLink On-Demand products.

Research and Development

We incurred $1,620,526 and $1,308,427 in research and development expenses in fiscal 2008 and 2007, respectively.  The increase in our  investment in fiscal 2008 reflected our focus on engineering to maintain and develop new products. This focus resulted from our strategy to provide and develop support for additional collaboration partners, thereby creating the need to expand design and testing capabilities.  The combination of expanding the number of collaboration suites NotifyLink supports and the release into the market of numerous new devices by device manufacturers taxed our ability to create new products and assure backward compatibility to aging devices.  We doubled the size of our test department to respond to the demand in a timely manner.  Our design personnel also created ports for the Apple iPhone and Google Enterprise, neither of which had been on the schedule as the year began.  We believe that our future success, if any, depends significantly on our ability to continue to enhance our existing wireless products and to develop new products. Therefore, we intend to continue to incur research and development costs.  We expect that our main focus of research and development efforts will remain in wireless software.

Competition

We believe the market for our wireless products is extremely competitive for certain platforms and less competitive for others. Several companies offer wireless solutions and alternatives for Novell GroupWise and Microsoft Exchange.  The market for Zimbra, Kerio and CommuniGate offers users with multiple alternatives including our NotifyLink solution.  We believe our solution is more complete and includes advanced features not available in alternative solutions and appeals to those customers who require or desire the advanced features.  In the markets for Sun, Oracle, Mirapoint and Meeting Maker, we have little to no competition at this time. Many customers may not need the full functionality of our NotifyLink solution and may be satisfied with more basic synchronization functionally offered at no charge by our collaboration suite partners.

Proprietary Rights

We regard various features and design aspects of our products as proprietary and we rely primarily on a combination of copyright, trademark and trade secret laws and employee and third-party nondisclosure agreements to protect our proprietary rights.  Our software products are generally not subject to patent claims.  In fiscal 2006, we sold our rights to several patents for legacy products no longer in production.  There are few barriers to entry into the market for our products, and there can be no assurance that any patents we apply for will be granted, that any issued patents will be enforceable or valid, or that the scope of our patents or any patents granted in the future will be broad enough to protect us against the use of similar technologies by our competitors.  There can be no assurance, therefore, that any of our competitors, some of whom have far greater resources than we do, will not independently develop technologies that are substantially equivalent or superior to our technology.

In August 2006, we entered into an ISV Partnership with RIM, the maker of the BlackBerry hand-held device, to provide email and PIM synchronization to any of the alternative email collaboration suites we support.  Our agreement with RIM is renewed annually.

We may be involved from time to time in litigation to determine the enforceability, scope and validity of any of our proprietary rights or of third parties asserting infringement claims against us.  These claims could result in substantial cost to us and could divert our management and technical personnel away from their normal responsibilities.

In November 2003, we entered into a non-exclusive license agreement with NCR that allows us to offer certain product features on our NotifyLink Enterprise Editions that are covered by a patent held by NCR.   This agreement requires a royalty payment on Enterprise revenue subject to the patent.  The agreement contains a $500,000 cap on the aggregate royalty to be paid and an exit clause if we were to no longer sell our NotifyLink Enterprise Editions.  We paid $123,645 in royalties under this agreement in the year ended September 30, 2008 compared to $103,225 in the year ended September 30, 2007.  We have paid $416,901 against the $500,000 cap as of September 30, 2008.  Once the $500,000 cap is reached we will hold a fully paid up non-exclusive right for the use of the NCR patent.

Employees

As of September 30, 2008, we employed 59 persons of whom 27 were engaged in research and development, 11 in sales and marketing, 15 in customer service, and 6 in general administration and finance. All but two of these employees are employed on a full-time basis.  None of our employees are currently represented by a labor union. We consider our relations with our employees to be good.

RISK FACTORS

Risks Related to Our Business

We have a history of losses, and there is no assurance of future profitability.

We commenced operations in August 1994 and through January 1996 were engaged primarily in the sale of hardware products to the telephone market. We made the decision in fiscal 2003 to refocus our strategy on developing and selling software applications for the wireless market.  Accordingly, our business has changed substantially in recent years, making it difficult to make period-to-period comparisons of our operations and we face all of the risks and uncertainties encountered by early-stage companies. For the fiscal years ended September 30, 2008, 2007, 2006, and 2005, we incurred net losses of $287,681, $426,004, $314,892 and $557,452, respectively. Although our cash flow from operations was positive in the year ended September 30, 2008, we are not assured that we can maintain a positive cash flow from operating activities in future periods. We may also incur further operating losses in the future until such time, if ever, as there is a substantial increase in orders for our products and product sales generate sufficient revenue to fund our continuing operations.  There can be no assurance that sales of our products will continue to generate or maintain positive cash flow or that we will attain or thereafter sustain profitability in any future period.

We may be unable to generate the cash necessary to support a competitive level of research and development activities.

At September 30, 2008, we had an accumulated deficit of $24,662,263 and incurred a net loss for the year ended September 30, 2008 of $287,680. We also had a working capital deficit at that date of $1,423,331.  Our NotifyLink products will need to sustain a favorable market acceptance in order for us to be able to continue our research and development activities and to fund operating expenses at a level required to stay competitive in our market.  Regardless, as our NotifyLink wireless product line has not generated sufficient contributions to our revenues to date to operate profitably at the current level of research and development, an increase in the level of research and development driven by market pressures could require us to obtain further financing..  Obtaining additional financing will be subject to a number of factors including market conditions, investor acceptance of our business plan, and investor sentiment.  These factors may make the timing, amount, terms and conditions of additional financing unattractive or unavailable to us.  If, in a situation that required an increase in research and development we are unable to maintain market acceptance of our wireless products or raise additional financing, we will have to significantly reduce our spending, delay or cancel planned activities or substantially change our current corporate structure.  In such an event, we intend to implement expense reduction plans in a timely manner.  However, these actions would have material adverse effects on our business, results of operations, and prospects, resulting in a possible failure of our business.

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

We continue to develop our formal referral partner channel and our international reseller partners channel.  We participate in informal referral arrangements with several wireless carriers, wireless device manufacturers and several of our collaboration partners for the sale of our NotifyLink products and services where our products assist in the sale of their products.  We have a limited direct sales force to sell our NotifyLink products and services to organizations and businesses and we rely upon both formal and informal referral arrangements to provide leads for our NotifyLink products.  To date, most of our referral arrangements are formal and we will receive referrals only to the extent that our referral partners successfully refer our products and services to potential users.  There can be no assurance that we will continue to receive referrals through our formal or informal arrangements.  Our NotifyLink solution is sold into an emerging market and although we have operated on a cash positive basis in the fiscal years ending September 30, 2008 and 2007, we have not yet achieved sufficient growth in our sales to operate profitably on an income statement basis.

We are expanding our distribution channels for our wireless products by participating in national and regional trade shows and promotions with strategic partners across the United States and Europe.  We cannot predict whether these activities will result in increased wireless revenue.  We also have limited international sales due to limited resources to build a reseller network.  Our management will need to expend time and effort to develop these channels.  Our customer profile consists of a large number of small to medium business customers thereby reducing our dependence on any one customer.  We have expanded our internal sales force in response. We are building experience selling into the wireless market but make use of modest marketing and distribution programs to expand our distribution channels and any marketing efforts undertaken by or on behalf of us may not be successful.

One of our directors holds a large percentage of our stock and is able to exert substantial control over us.

David A. Brewer, a member of our Board of Directors and the Chairman of our Audit Committee since 2000, together with an entity affiliated with Mr. Brewer, currently own approximately 56% of our outstanding common stock.  In addition, Mr. Brewer owns options to purchase an additional fractional percent of our common stock.   This represents a significant influence over all matters requiring approval by shareholders, including the election of directors, amendments to our Articles of Incorporation and significant corporate transactions, such as a merger or other sale of our company or its assets.  This concentration of ownership will limit other shareholders’ ability to influence corporate matters and may have the effect of delaying or preventing a third party from acquiring control over us.

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

We depend on key executives.

Our potential for success depends significantly on key management employees, including our Chairman, President and Chief Executive Officer, Mr. Paul F. DePond, our Vice President of Development, Rhonda Chicone and our Chief Financial Officer, Gerald W. Rice.  We have entered into amended and restated employment agreements with these three key management employees.  We do not currently have “key man” life insurance on any of these executives or any of our other key employees.  The loss of the services of these executives or those of any of our other key employees would materially and adversely affect us.  We also believe that our future success will depend in large part on our ability to attract and retain additional highly skilled technical, management, sales and marketing personnel. If we were unable to retain or hire the necessary personnel, the development of new products and enhancements to current products would likely be delayed or prevented.  Competition for these highly-skilled employees is intense.  Therefore, there can be no assurance that we will be successful in retaining our key personnel or in attracting and retaining the personnel we require for expansion.

Our intellectual property may not be adequately protected and we may infringe the rights of others.

We regard various features and design aspects of our products as proprietary and rely primarily on a combination of copyright, trademark and trade secret laws and employee and third-party nondisclosure agreements to protect our proprietary rights.   Our software products are generally not subject to patent claims.  There can be no assurance, therefore, that any of our competitors, some of whom have far greater resources than we do, will not independently develop technologies that are substantially equivalent or superior to our technology.

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

Our Articles of Incorporation eliminate, in certain circumstances, the liability of our directors for monetary damages for breach of their fiduciary duties as directors.  We have also entered into indemnification agreements with each of our directors and officers.  Each of these indemnification agreements provides that we will indemnify the indemnitee against expenses, including reasonable attorneys' fees, judgments, penalties, fines, and amounts paid in settlement actually and reasonably incurred by such director in connection with any civil or criminal action or administrative proceeding arising out of his performance of duties as a director or officer, other than an action instituted by the director or officer.  These indemnification agreements also require that we indemnify the director or other party thereto in all cases to the fullest extent permitted by applicable law.  Each indemnification agreement permits the director or officer that is party thereto to bring suit to seek recovery of amounts due under the indemnification agreement and to recover the expenses of such a suit if they are successful.  We currently have directors’ and officers’ liability insurance, but there can be no assurance that any or all of our indemnification obligations will be covered by this insurance or that the insurance limits will not be exceeded.

Risks Related to Our Industry

We face significant competition.

We believe the market for our wireless products is extremely competitive for certain platforms, and less competitive for others.  Several companies offer wireless email notification and management software for Microsoft Exchange and Novell GroupWise.  Many of these companies have greater financial and other resources than we do.  Microsoft and Novell offer similar products at little to no charge that function in large parts of the enterprise email market.  We sell our products in segments of the market where the free products do not provide adequate functionality or sufficient product features.  If these lower cost products were extended to our segment of the market, we would face additional price pressure.  We may not be able to compete successfully against better funded competitors as the market for our products evolves and the level of competition increases.  A failure to compete successfully against existing and new competitors would materially and adversely affect our business, revenue, operating results, and financial condition.

If the market for wireless data communications devices does not grow, we may not successfully increase or maintain the sale of our NotifyLink products.

The overall market for wireless data communications devices has experienced significant growth in recent years.  The success of our NotifyLink Enterprise On-Premise and On-Demand products depends upon this growth.  There can be no assurance that the market for wireless software products will continue to grow.  We cannot predict that growth of our NotifyLink products will continue. If the various markets in which our software products compete fail to grow, or grow more slowly than we currently anticipate, or if we are unable to establish product markets for our new software products, our business, results of operation and financial condition would be materially and adversely affected.

Risks Related to Our Common Stock

If we fail to remain current on our reporting requirements, we could be removed from the OTC Bulletin Board, which would limit the ability of broker-dealers to sell our securities and the ability of shareholders to sell their securities in the secondary market.

Companies trading on the OTC Bulletin Board, such as Notify Technology, must be reporting issuers under Section 12 of the Securities Exchange Act of 1934 (“Exchange Act”), and must be current in their reports under Section 13 of the Exchange Act, in order to maintain price quotation privileges on the OTC Bulletin Board.  If we fail to remain current on our reporting requirements, we could be removed from the OTC Bulletin Board.  As a result, the liquidity of our securities could be adversely affected by limiting the ability of broker-dealers to sell our securities and the ability of shareholders to sell their securities in the secondary market

Our common stock is subject to the “penny stock” rules of the Securities and Exchange Commission, and the trading market in our common stock is limited, which makes transactions in our stock cumbersome and may reduce the investment value of our stock.

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

ITEM 2. Description of Property

Our principal executive offices are located at 1054 South DeAnza Boulevard, Suite 105, San Jose, California 95129.  These facilities consist of approximately 2,500 square feet of office space pursuant to a lease that expires March 31, 2009.  We have a second location at 6570 Seville Drive, Canfield, Ohio 44406 that houses an engineering group and our technical support organization. The Ohio facility consists of approximately 8,353 square feet of office space pursuant to a lease that expires in October 2012.

ITEM 3. Legal Proceedings

We are not a party to any litigation.

ITEM 4. Submission of Matters to a Vote of Security Holders

No matters were submitted to a vote by security holders during the fourth quarter of fiscal 2008.

PART II

ITEM 5. Market for Common Equity, Related Stockholder Matters, and Small Business Issuer Purchases of Equity Securities

(a)           Market for Common Equity.

Our common stock was listed on the Nasdaq SmallCap Market under the symbol NTFY until our common stock was delisted on September 4, 2002.  Since September 4, 2002, our common stock has been trading on the OTC Bulletin Board under the symbol NTFY.

The quarterly high and low bid prices of our common stock during fiscal 2008 and fiscal 2007 are as follows:

NTFY Common Stock

	High	Low
Fiscal Year Ended September 30, 2008
Fourth Quarter	$0.330	$0.200
Third Quarter	$0.250	$0.200
Second Quarter	$0.212	$0.180
First Quarter	$0.530	$0.170

Fiscal Year Ended September 30, 2007
Fourth Quarter	$0.400	$0.230
Third Quarter	$0.320	$0.170
Second Quarter	$0.300	$0.160
First Quarter	$0.250	$0.160

These quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission, and may not represent actual transactions. The quarterly high and low bid prices of our common stock during fiscal 2008 were provided by the Nasdaq Stock Market; such prices during fiscal 2007 were provided by Bloomberg L.P.

(b)           Holders.

As of December 12, 2008, there were 63 holders of record of our common stock.

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

(e)          Recent Sales of Unregistered Securities

During the period covered by this Annual Report on Form 10-KSB, we did not issue or sell any of our unregistered securities of Notify.

ITEM 6. Management’s Discussion and Analysis or Plan of Operation

Overview

We were incorporated in the State of California in August 1994.  We are an independent software vendor (“ISV”) focused on providing secure, wireless synchronization of email and personal information management (“PIM”) (calendar, contacts, and tasks information) across a variety of wireless devices and email collaboration suites. Our products provide solutions to organizations and businesses supporting Novell GroupWise™, Microsoft Exchange™, Google Enterprise™ and a variety of alternative email collaboration suites such as the Sun Java Communications Suite, the Oracle Collaboration Suite, the Mirapoint Messaging Suite, CommunigatePro, Scalix Enterprise Server, Kerio Messaging Suite, the MDaemon Messaging Suite, FirstClass, and Meeting Maker.  We support a variety of wireless device platforms on each of these suites including the BlackBerry®, Apple® iPhone®, iPod® touch, Palm, Windows Mobile®, and Symbian. In July 2006, we became an official BlackBerry ISV Alliance Partner with Research In Motion.  Using our products, our customers can achieve secure wireless mobile access using various handheld wireless devices to manage their email, calendar appointments and address books on any of the email collaboration suites we support.  Our products support wireless devices from a wide range of manufacturers and network carriers around the world.

We completed our initial public offering in September 1997, receiving net proceeds of approximately $6.2 million. Prior to our initial public offering, our working capital requirements were met through the sale of equity and debt securities in private placements and, to a lesser extent, product revenue and a line of credit. We have sustained significant operating losses in every fiscal period since inception and expect to incur quarterly operating losses in the future. Our limited operating history makes the prediction of future operating results difficult if not impossible. Future operating results will depend on many factors, including the demand for our products, the level of product and price competition, and our ability to develop and market new products and control costs. There can be no assurance that our revenues will grow or be sustained in future periods or that we will ever achieve profitability.

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

Results of Operations

Fiscal Years Ended September 30, 2008 and 2007

Revenue

Revenues in fiscal 2008 consisted of net revenues from the sale of NotifyLink software licenses, installation fees and the sale of third party software. In fiscal 2007, revenues consisted of a combination of revenues from NotifyLink licenses and revenues from the sale of services related to our Visual Got Mail Solution. License revenue is recognized on a straight-line basis over the term of each contract. Installation revenue is recognized upon completion of trial activity and finalizing the software agreement. Third party software revenue is recognized upon delivery to the customer.  Revenue from the Visual Got Mail Solution service was recognized in the month the service was supplied. Revenues for the fiscal year ended September 30, 2008 increased to $4,640,723 from $3,709,404 in the fiscal year ended September 30, 2007. There was no revenue from the Visual Got Mail Solution in fiscal 2008.  Revenues from the sale of the Visual Got Mail Solution service for the fiscal year ended September 30, 2007 equaled $237,991.

Cost of Revenue

Cost of revenues consists of the hosting center costs to support the service portion of our NotifyLink products, the cost of re-sale software related to NotifyLink and royalty expense to NCR for certain technology utilized in our NotifyLink products. Cost of revenues increased to $153,755 in the fiscal year ended September 30, 2008 from $120,824 in the fiscal year ended September 30, 2007.  The increase was due to the increased volume of sales; we pay a fixed percentage royalty to NCR on sales of NotifyLink products.

The gross margin was 97% in both fiscal 2008 and fiscal 2007.  The major cost component of our gross margin is the royalty expense mentioned above that is applied at a constant percentage of revenues regardless of volume.  The other major costs of our business, consisting of product design and sales/support, are categorized in operating expenses and thus do not impact gross margin.

Research and Development

Research and development expenses consist primarily of personnel costs and expenses.  We incurred $1,620,526 in research and development expenses in fiscal 2008, an increase from the $1,308,428 in research and development expenses incurred in fiscal 2007.  The increase in our investment in fiscal 2008 reflected our focus on engineering to maintain and develop new products.  This focus resulted from our strategy to provide and develop additional support for numerous collaboration partners, thereby creating the need to expand design and testing capabilities.  The combination of expanding the number of collaboration suites NotifyLink supports and the release into the market of numerous new devices by device manufacturers taxed our ability to create new products and assure backward compatibility to aging devices.  We doubled the size of our test department to respond to the demand in a timely manner.  Our design personnel also created ports for the Apple iPhone and Google Enterprise, neither of which had been on the schedule as fiscal 2008 began.  We believe that our future success, if any, depends significantly on our ability to continue to enhance our existing wireless products and to develop new products. Therefore, we intend to continue to incur research and development costs.

Sales and Marketing

Sales and marketing expense consists primarily of personnel, trade show and travel costs and sales commissions related to our sales and marketing efforts. Sales and marketing expenses increased to $1,881,552 for the fiscal year ended September 30, 2008 from $1,612,915 for the fiscal year ended September 30, 2007. This increase was primarily attributable to an increase of approximately $148,000 in personnel costs and an increase of approximately $100,000 in commissions and referral fees.  We use an internal sales force and a customer support staff to facilitate the NotifyLink sales process.  The sales process also involves a customer trial period that, in turn, requires an initial installation process involving assistance from technical support personnel.  We have found that good technical support is an important sales and retention tool for the customers in our market.  We anticipate that sales and marketing expenses will increase in future quarters as we hire additional sales and customer support personnel and attempt to expand our existing and create new distribution channels.

General and Administrative

General and administrative expense consists of general management and finance personnel costs, insurance expense, rent expense, professional fees and other general corporate expenses. General and administrative expenses approximately level at $1,281,302 for fiscal 2008 versus $1,287,246 for fiscal 2007.  Increases in compensation was largely offset by reductions in insurance expense.

Although we have been able to avoid increased expenses in recent periods, we expect that general and administrative expense may increase in future fiscal quarters as we adhere to the requirements mandated by Sarbanes-Oxley Act.

Income Taxes

There was no provision for federal or state income taxes in fiscal 2007 or 2008 as we incurred net operating losses. We expect to incur a net operating loss in future periods. As of September 30, 2008, we had federal and state net operating loss carryforwards of approximately $607,600 and $440,000, respectively.  The net loss carryforwards and certain research and development tax credit carryforwards will expire in tax years 2015 through 2027 if not utilized. Utilization of the net operating losses and credits may be subject to a substantial annual limitation due to ownership change limitations provided by the Internal Revenue Code of 1986, as amended (the “Code”), and similar state provisions. The annual limitation may result in the expiration of net operating losses and credits carryforwards before full utilization. For financial reporting purposes, deferred tax assets primarily related to the net operating carryforwards recognized under Financial Accounting Standard No. 109, “Accounting for Income Taxes,” has been fully offset by a valuation allowance.

Liquidity and Capital Resources

During fiscal 2007 and 2008, we funded our operations through a combination of our gross profit earned from revenue and existing cash balances.  Our ability to fund our recurring losses from operations depends upon the continued success of our NotifyLink wireless e-mail notification market solutions.

A significant characteristic of our business is the sale of our products customarily in the form of annual contracts paid for upon signing with the revenue amortized over the twelve-month service period.  The unamortized contract revenue is reflected in the deferred revenue account on our balance sheet.  As our installed base grows, this practice increases the deferred revenue liability on the balance sheet provided we add new contracts faster than old contracts expire.

The major cost of operations is comprised of (1) the engineering design of our products offered for sale and (2) the sales process of a contract that requires both direct sales effort and technical support hours to facilitate a 30-day trial period of our software prior to purchase.  The increase in the NotifyLink deferred revenue to $2,418,235 as of September 30, 2008 from $2,126,518 as of September 30, 2007, combined with the increase in revenues over the same period,  indicates that total product revenue improved in fiscal 2008.  Deferred revenue also represents the obligation to service the contracts underlying the revenue.  However, the cash flow required to provide the service of contracts is significantly less than the amortized revenue recognized each month.

Our continued operations depend on the cash flow from sales of NotifyLink.  In the event sales of our product decline or our revenue is otherwise interrupted, we would have to reduce our operations to minimally service our existing contract obligations unless we secured additional financing. If we were unable to increase our revenues or secure financing, we would have to restructure our business to reduce costs.

We are currently planning to expand our product offerings into our current or other niche markets.  We believe that these niche markets are not adequately addressed by market competitors at the present time.   We also intend to capitalize on our ability to offer a single middleware solution for those companies deploying a variety of manufacturers’ devices on a single email system.  The success of our business operations will depend upon a continued favorable market acceptance for our wireless software products.

We also continue to evaluate our opportunities to obtain financing to provide additional funding for our operations.

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

In July 2008, warrants and options to purchase shares of our preferred stock that had been outstanding since July 2001, expired without having been exercised.  At September 30, 2008, we had outstanding a total of 14,075,662 shares of common stock and options to purchase 2,773,000 shares of common stock.  There are no remaining obligations associated with the expired warrants and options.  This simplification of our equity structure could be advantageous in the event we require additional capital.

At September 30, 2008, we had cash and cash equivalents of $1,010,607 compared to $839,775 at September 30, 2007.  Over the last several years, we have financed our operations primarily through revenues from operations and existing cash balances.  The net cash provided by operating activities equaled $284,725 in the year ended September 30, 2008 versus net cash provided by operating activities of $70,382 in the year ended September 30, 2007. The cash provided by operations in the year ended September 30, 2008 resulted from a net loss of $287,680, offset by a decrease in accounts receivable of $78,560, an increase in deferred revenue of $291,717, an increase in accrued liabilities of $116,995 and depreciation expense of $59,953.  Although we have been cash positive in the last two fiscal years, we anticipate that we will have negative cash flow from time to time in operating activities in future periods.

Net cash used in investing activities was an outflow of $134,195 and $41,794 for the twelve-month periods ended September 30, 2008 and 2007, respectively.  The net cash outflow in both periods was due to capital purchases partially offset by the sale of fixed assets in fiscal 2007.

Net cash used by financing activities was an inflow of $20,302 and outflow of $18,219 for the respective years ended September 30, 2008 and 2007.  The net inflow for financing activities for the year ended September 30, 2008 was a combination of an inflow of $27,933 from the proceeds of the exercise of options and $7,632 outflow from payments on capital leases.  The net cash outflow for financing activities for the year ended September 30, 2007 was due to payments on capital leases.

Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements as defined by Item 303(c) of Regulation S-B.

ITEM 7. Financial Statements

Our audited financial statements appear beginning on page F-1 of this  report.

ITEM 8. Changes In and Disagreements With Accountants on Accounting and Financial Disclosure

None.

ITEM 8A(T).  Controls and Procedures

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

(b)           Management’s Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting.  Internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles.  Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements.  Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies and procedures may deteriorate.

Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an assessment of the effectiveness of our internal control over financial reporting based on certain criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.  Based on this evaluation, management concluded that our internal control over financial reporting was effective in providing reasonable assurance regarding the reliability of financial reporting and preparation of the financial statements for external purposes in accordance with U.S. generally accepted accounting principals as of September 30, 2008.

This annual report does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting.  This management report was not subject to attestation by our registered public accounting firm pursuant to temporary rules of the SEC that permit us to provide only management's report in this Annual Report on Form 10-KSB.

 (c)           Changes in Internal Control Over Financial Reporting.

We installed a new accounting system that integrated the general ledger and contract accounting in late fiscal 2008. No other significant changes were made in our internal control over financial reporting in the period covered by this Annual Report on Form 10-KSB or in other factors that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 8B.  Other Information

None.

PART III

ITEM 9.  Directors, Executive Officers, Promoters, Control Persons and Corporate Governance; Compliance With Section 16(a) of the Exchange Act

Directors and Executive Officers

Our directors and executive officers and their ages as of September 30, 2008 are as follows:

Name	Age	Position

Paul F. DePond	55	Chief Executive Officer, President and Chairman
Gerald W. Rice	60	Chief Financial Officer and Secretary
Rhonda Chicone	44	Vice President of Product Development
David A. Brewer (1)(2)	56	Director
Mark Frappier (1)(2)(3)	53	Director

(1)	Member of the Audit Committee
(2)	Member of the Compensation Committee.

Biographical information for directors and executive officers:

Paul F. DePond, our founder, has served as our President, Chief Executive Officer and Chairman of the Board of Directors since our inception in August 1994.  From September 1992 through May 1994, Mr. DePond served as Vice President of Corporate Marketing at Telebit Corporation, a supplier of high speed modems and dialup remote access products.  From January 1991 through September 1992, Mr. DePond served as Vice President of Marketing at Alantec Corporation, a manufacturer of networking products. Mr. DePond received a Bachelor of Science Degree in Electrical and Computer Engineering from the University of Michigan, Ann Arbor in 1980 and Masters Degree in Computer Science from the University of Michigan, Ann Arbor in 1980.

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

Rhonda Chicone has served as our Vice President of Product Development since July 2001.  From October 2000 to July 2001, Ms. Chicone served as our Director of Engineering and from October 1999 to October 2000, she served as our Engineering Manager.  From January 1999 to October 1999, Ms. Chicone served as one of our senior software engineers.  From September 1996 to January 1999, she was President of Tech-Xpress Enterprises, Inc.  Ms. Chicone received a Science degree in Computer Science from Youngstown University in 1985 and a Master’s of Science in Technology from Kent University in 2002.

David A. Brewer has served as one of our directors since February 2000.  Since January 1999, Mr. Brewer has served as general manager for Aragon Ventures LLC, a private equity investment firm.  Mr. Brewer has been Chairman of the End Poverty Foundation, a charity organization, since January 2001.  Since September 2002, Mr. Brewer has also served as President and Chief Executive Officer of PriaVision, Inc., a private company developing advanced technologies for ophthalmic surgeons

Mark Frappier has served as one of our directors since October 2007.  Since 1994, Mr. Frappier has provided technical consulting to law firms and high tech corporations involved in complex patent litigation.  From 1993 to 1994, he was the Director of Technical Services at Rational Software and from 1989 to 1993 he was the Director of Customer Service at Cooperative Solutions, Inc.  Mr. Frappier began his career as an engineer designing computers at Rational Machines, Inc., Wang, and Data General.  He graduated with a Bachelor of Science degree in Engineering from Northeastern University in 1978

We currently have two vacancies on our Board of Directors.  At the present time, we are contemplating asking our shareholders to approve a proposal at our next annual meeting of shareholders to reduce the number of authorized directors to three.  We have not yet determined a date for such annual meeting.  All directors are elected and serve until the next annual meeting of shareholders or until the election and qualification of their successors  .All executive officers serve at the discretion of our Board of Directors.  There are no family relationships between any of our directors or executive officers.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Exchange Act requires our executive officers and directors and persons who own more than ten percent of a registered class of our equity securities to file an initial report of ownership on Form 3 and changes in ownership on Form 4 or 5 with the Securities and Exchange Commission and the National Association of Securities Dealers, Inc.  Executive officers, directors and greater than ten percent shareholders are also required by SEC rules to furnish us with copies of all Section 16(a) forms they file.  Based solely on our review of copies of such forms received by us, or written representations from certain reporting persons, we believe that, except as noted below, during the fiscal year ended September 30, 2008 all filing requirements applicable to our officers, directors and ten percent shareholders were fulfilled.

Mr. Brewer was delinquent in the filing of his initial Form 3 and a Form 4 related to the sale of stock.  These Forms are currently being prepared for filing.

Mr. Frappier was delinquent in the filing of a Form 3 related to his appointment to the board of directors.  This Form has subsequently been filed.

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

The Code of Ethics is available at our website, located at http://www.notifycorp.com.

Audit Committee

We have an Audit Committee that was established in accordance with Section 3(a)(58)(A) of the Exchange Act.  Messrs. Brewer and Frappier currently serve as the members of the Audit Committee.  Mr. Frappier is “independent” as defined under the National Association of Securities Dealers’ listing standards.  The board of directors has determined that Mr. Brewer is an “audit committee financial expert” as defined in Item 407(d) of Regulation S-B promulgated by the Securities and Exchange Commission.  Mr. Brewer is not “independent” by virtue of his affiliation with 21X Investments, LLC, our largest shareholder.

ITEM 10.  Executive Compensation

Summary Compensation Table

The following table sets forth information for the two most recently completed fiscal years concerning the compensation of (i) the Chief Executive Officer and (ii)  the two other most highly compensated officers during the fiscal year ended September 30, 2008 (together the “Named Executive Officers”).

	Annual Compensation
Name and Principal Position	Year	Salary ($)	Bonus ($)	All Other Compensation ($) (1)	Total ($)
Paul F. DePond	2008	276,576	27,094	23,625	327,295
Chief Executive Officer	2007	242,308	0	30,159	272,467

Gerald W. Rice	2008	193,538	13,547	14,205	221,290
Chief Financial Officer	2007	183,077	0	31,627	214,704

Rhonda Chicone	2008	136,808	13,547	6,741	157,096
Vice President of Product Development	2007	120,769	0	7,924	128,693

(1)	Represents payments of health insurance premiums and dental benefits on behalf of the Named Executive Officers.

Outstanding Equity Awards at Fiscal Year End

The following table sets forth certain information for the Named Executive Officers with respect to securities underlying unexercised options at September 30, 2008.

	Option Awards
Name	Number of Securities Underlying Unexcercised Options(#) Exercisable		Number of Securities Underlying Unexercised Options(#) Unexercisable	Option Exercise Price($)	Option Expiration Date

Paul F. DePond	50,000	(1)	—	$8.813	2/23/2010
	50,000	(2)	—	$2.750	11/29/2010
	100,000	(1)	—	$1.600	6/28/2011
	500,000	(1)	—	$1.600	6/28/2011
	150,000	(1)	—	$0.320	10/10/2011
	400,000	(1)	—	$0.250	8/5/2013
	250,000	(1)	—	$0.260	11/8/2014

Gerald W. Rice	50,000	(1)	—	$8.813	2/23/2010
	10,000	(2)	—	$2.750	11/29/2010
	50,000	(3)	—	$1.600	6/28/2011
	100,000	(1)	—	$1.600	6/28/2011
	50,000	(1)	—	$0.320	10/10/2011
	125,000	(1)	—	$0.250	8/5/2013
	75,000	(1)	—	$0.260	11/8/2014

Rhonda Chicone	5,000	(4)	-	$3.781	2/24/2009
	5,000	(4)	—	$6.375	11/9/2009
	20,000	(1)	—	$8.813	2/23/2010
	10,000	(4)	—	$3.875	7/17/2010
	150,000	(1)	—	$1.600	6/28/2011
	50,000	(1)	—	$0.320	10/10/2011
	150,000	(1)	—	$0.250	8/5/2013
	75,000	(1)	—	$0.260	11/8/2014

(1)	Options vested in equal monthly installments over a 36-month period

(2)	Options vested in equal monthly installments over a 25-month period

(3)	Options vested upon date of grant

(4)	Options vested in equal monthly installments over a 48 month period

Director Compensation

Our directors do not currently receive any cash compensation for service on the board of directors or any committee thereof.  During fiscal 2008, no option grants were made to our directors.

Employment Agreements and Change-in-Control Arrangements

Paul F. DePond.  In October 2007, we entered into an Amended and Restated Employment Agreement with Mr. DePond.  The agreement provides for an annual base salary of $255,000.  Under the Agreement, Mr. DePond is also eligible to receive annual bonuses based upon targets approved by our Board of Directors.

The Agreement further provides that in the event that Mr. DePond’s employment with the Company is terminated without “Cause” (as defined in the Agreement) within 24 months following a “Change of Control” (also as defined in the Agreement) or at any time apart from a Change of Control, Mr. DePond is entitled to receive the following:

•	severance compensation equal to a continuation of his salary for a period of 18 months;

•
the maximum amount of his bonus for the fiscal year in which such involuntary termination occurs that could have been received had he satisfied all conditions necessary to earn such maximum amount of the bonus during the remainder of such fiscal year;

•
100% Company-paid dental and life insurance coverage and reimbursement for all premium payments paid under COBRA for continuing health insurance coverage as provided to Mr. DePond and his dependents immediately prior to such termination until the earlier of (i) 18 months following such termination, or (ii) the date Mr. DePond becomes covered under another employer’s dental, life or health insurance plan.  In lieu of such reimbursements, Mr. DePond may, at his sole election, receive a one-time cash payment equal to the total amount of such premium payments Mr. DePond would be required to make for 18 months following such termination; and

•	outplacement services for a period of up to 6 months following such termination with a maximum obligation to the Company of $9,000 for such services.

Mr. DePond is not entitled to severance compensation in the event of a termination for Cause or upon his voluntary resignation.  In the event of a termination due to disability, Mr. DePond is entitled to receive only those severance or disability benefits as are established under the Company’s then existing severance and benefits plans and policies.  In the event of a termination due to Mr. DePond’s death, his estate is entitled to receive a one-time cash payment equal to his  annual base salary less the amount he is entitled to receive under the Company-paid life insurance policy.

Gerald W. Rice   In October 2007, we entered into an Amended and Restated Employment Agreement with Mr. Rice that provides for an annual base salary of $185,000.  Under the Agreement, Mr. Rice is also eligible to receive annual bonuses based upon targets approved by our Board of Directors.

The Agreement further provides that in the event that Mr. Rice’s employment with the Company is terminated without “Cause” (as defined in the Agreement) within 24 months following a “Change of Control” (also as defined in the Agreement) or at any time apart from a Change of Control, Mr. Rice will be entitled to receive the following:

•	severance compensation equal to a continuation of his salary for a period of 12 months;

•
the maximum amount of his bonus for the fiscal year in which such involuntary termination occurs that could have been received had he satisfied all conditions necessary to earn such maximum amount of the bonus during the remainder of such fiscal year;

•
100% Company-paid dental and life insurance coverage and reimbursement for all premium payments paid under COBRA for continuing health insurance coverage as provided to Mr. Rice and his dependents immediately prior to such termination until the earlier of (i) 12 months following such termination, or (ii) the date Mr. Rice becomes covered under another employer’s dental, life or health insurance plan.  In lieu of such reimbursements, Mr. Rice may, at his sole election, receive a one-time cash payment equal to the total amount of such premium payments Mr. Rice would be required to make for 12 months following such termination; and

•	outplacement services for a period of up to 6 months following such termination with a maximum obligation to the Company of $9,000 for such services.

Mr. Rice is not entitled to severance compensation in the event of a termination for Cause or upon his voluntary resignation.  In the event of a termination due to disability, Mr. Rice is entitled to receive only those severance or disability benefits as are established under the Company’s then existing severance and benefits plans and policies.  In the event of a termination due to Mr. Rice’s death, his estate is entitled to receive a one-time cash payment equal to his annual base salary less the amount he is entitled to receive under the Company-paid life insurance policy.

Rhonda Chicone.  In October 2007 we entered into an Amended and Restated Employment Agreement with Ms. Chicone that provides for an annual base salary of $135,000.  Under the Agreement, Ms. Chicone is also eligible to receive annual bonuses based on targets approved by our Board of Directors.

The Agreement further provides that: In the event that Ms. Chicone’s employment with the Company is terminated without Cause (as defined in the Agreement) within 24 months following a “Change of Control” (also as defined in the Agreement) or at any time apart from a Change of Control, Ms. Chicone will be entitled to receive the following:

•	severance compensation equal to a continuation of her salary for a period of 12 months;

•
the maximum amount of her bonus for the fiscal year in which such involuntary termination occurs that could have been received had she satisfied all conditions necessary to earn such maximum amount of the bonus during the remainder of such fiscal year;

•
100% Company-paid dental and life insurance coverage and reimbursement for all premium payments paid under COBRA for continuing health insurance coverage as provided to Ms. Chicone and her dependents immediately prior to such termination until the earlier of (i)  12 months following such termination, or (ii) the date Ms. Chicone becomes covered under another employer’s dental, life or health insurance plan.  In lieu of such reimbursements, Ms. Chicone may, at her sole election, receive a one-time cash payment equal to the total amount of such premium payments Ms. Chicone would be required to make for 12 months following such termination; and

•	outplacement services for a period of up to 6 months following such termination with a maximum obligation to the Company of $9,000 for such services.

Ms. Chicone is not entitled to severance compensation in the event of a termination for Cause or upon her voluntary resignation.  In the event of a termination due to death or disability, Ms. Chicone is entitled to receive only those severance or disability benefits as are established under the Company’s then existing severance and benefits plans and policies.

The foregoing Agreements define a “Change of Control” as (i) the acquisition of more than 30% of our total voting power by any person or group; (ii) a change in a majority of our Board of Directors occurring within a two-year period; or (iii) the approval by our shareholders of (A) a merger or consolidation that would result in the voting securities of the Company outstanding immediately prior thereto continuing to represent (either by remaining outstanding or by being converted into voting securities of the surviving entity) at least 50% of the total voting power represented by the voting securities of the Company or such surviving entity outstanding immediately after such merger or consolidation, (B) a sale of all or substantially all of our assets, or (C) a liquidation; provided, however, that a public offering of our common stock does not constitute a Change of Control.  The Agreements define “Cause” as (i) an act of personal dishonesty in connection with such person’s responsibilities as an employee and which is intended to result in the substantial personal enrichment of such person; (ii) a conviction of a felony that the Board of Directors reasonably believes had or will have a material detrimental effect on our reputation or business; and (iii) willful act by the person which constitutes gross  misconduct and is injurious to us.  The Agreements define “disability” as the person’s inability to perform duties under the Agreement due to mental or physical illness and such inability, at least 26 weeks after its commencement, is determined to be total and permanent by a physician.

ITEM 11.  Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table sets forth certain information regarding beneficial ownership of our common stock as of December 12, 2008, by (i) each person or entity who is known by us to own beneficially more than 5% of the outstanding shares of our common stock, (ii) each of our directors, (iii) each of the Named Executive Officers, and (iv) all directors and executive officers as a group.

The table is based on information provided to us or filed with the Securities and Exchange Commission (“SEC”) by our directors, executive officers and principal shareholders.  Beneficial ownership is determined in accordance with the rules of the SEC, and includes voting and investment power with respect to shares.  Shares of common stock as indicated in the table, issuable upon exercise of options that are currently exercisable or are exercisable within 60 days after December 12, 2008, are deemed outstanding for purposes of computing the percentage ownership of the person holding such options or warrants, but are not deemed outstanding for computing the percentage of any other shareholder.  Unless otherwise indicated, the address for each shareholder listed in the following table is c/o Notify Technology Corporation, 1054 S. De Anza Blvd., Suite 105, San Jose, California 95129.

	Shares of Common Stock Beneficially Owned
Name and Address of Beneficial Owner	Number	Percentage (1)
21X Investments LLC (2) c/o 21X Investments LLC 1080 Telegraph St B11 Reno NV 89502	6,650,000	47.2
Bruce Galloway (3) c/o Galloway Capital Management, LLC c/o 720 Fifth Avenue, 10th Floor New York, NY 10019	1,212,012	8.6
Galloway Capital Management, LLC (4) 720 Fifth Avenue, 10th Floor New York, NY 10019	882,071	6.3
Gary Herman (5) c/o Galloway Capital Management, LLC 720 Fifth Avenue, 10th Floor New York, NY 10019	882,071	6.3
Strategic Turnaround Equity Partners LP (6) c/o Stuarts Corporate Services, Ltd. P.O. Box 2510 GT, 4th Floor One Cayman Financial Center 36A Dr. Roy’s Drive, Georgetown, Grand Cayman Cayman Islands	757,571	5.4
David A. Brewer (7)	7,811,600	55.7
Mark Frappier	—	—
Paul F. DePond (8)	1,647,615	10.6
Gerald W. Rice (9)	485,203	3.3
Rhonda Chicone (10)	476,000	3.3
All directors and executive officers as a group (5 persons)	10,500,418	63.3

(1)	Applicable percentage of ownership is based on 14,075,662 shares of our common stock outstanding as of December 12, 2008, together with applicable options and warrants for such shareholder.
(2)
David Brewer, one of our directors, is the sole member and manager of 21X Investments LLC.  Information with respect to the number of shares beneficially owned is based solely on the Schedule 13G filed with the SEC by 21X Investments LLC on June 8, 2007.

(3)
Includes (i) 238,941 shares of common stock held by Mr. Galloway’s Individual Retirement Account; (ii) 21,000 shares of common stock held by Mr. Galloway’s son, for which Mr. Galloway has sole voting and investment authority; (iii) 70,000 shares of common stock held by Rexon Galloway Capital Growth, LLC, for which Mr. Galloway has sole voting and investment authority; (iv) 124,500 shares of common stock held by Finvest Yankee, LP (“Finvest”), for which Mr. Galloway shares voting and investment authority; and (v) 757,571 shares of common stock held by Strategic Turnaround Equity Partners, LP (“STEP”); .  Mr. Galloway is a managing member of Galloway Capital Management, LLC (“GCM”), the general partner of STEP.  As a result, he may be deemed to indirectly beneficially own the shares held by STEP.  Mr. Galloway disclaims beneficial ownership of the shares held by STEP, except to the extent of his indirect interests by virtue of being a managing member of GCM and  by virtue of his being a limited partner in STEP.  Information with respect to the number of shares beneficially owned in Notes 3 - 6 is based solely on the Schedule 13G/A filed with the SEC by Mr. Galloway, GCM, STEP and Mr. Herman on February 11, 2008.

(4)	Includes (i) 757,571 shares of common stock held by STEP and (ii) 124,500 shares of common stock held by Finvest, for which GCM shares voting and investment authority.

(5)
Includes (i) 124,500 shares of common stock held by Finvest, for which Mr. Herman shares voting and investment authority; and (ii) 757,571 shares of common stock held by STEP.  Mr. Herman is a managing member of GCM, the general partner of STEP.  As a result, he may be deemed to indirectly beneficially own the shares held by STEP.  Mr. Herman disclaims beneficial ownership of the shares held by STEP, except to the extent of his indirect interests by virtue of being a managing member of GCM and by virtue of his being a limited partner in STEP.

(6)	STEP shares voting and investment authority over these shares with GCM.

(7)	Includes 80,000 shares of common stock issuable to Mr. Brewer upon exercise of options exercisable within 60 days of December 12, 2008.
(8)	Includes 1,500,000 shares of common stock issuable to Mr. Paul DePond upon exercise of options exercisable within 60 days of December 12, 2008.
(9)	Includes 460,000 shares of common stock issuable to Mr. Rice upon exercise of options exercisable within 60 days of December 12, 2008.
(10)	Includes 465,000 shares of common stock issuable to Ms. Chicone upon exercise of options exercisable within 60 days of December 12, 2008.

Equity Compensation Plan Information

The Notify Corporation 1997 Stock Plan (the “Stock Plan”) was established in January 1997.  The Stock Plan had a term of ten years and expired in January 2007.  Under the Stock Plan a total of 3,650,000 shares of our common stock had been reserved for issuance.  At the expiration of the Stock Plan options to purchase 175,338 shares of our common stock had been exercised.  Options to purchase up to 2,773,000 shares of our common stock were still outstanding on December 15, 2008.  The remaining 546,662 shares authorized under the Stock Plan expired with the termination of the Stock Plan.  On October 15, 2007, 106,667, options were executed and 3,333 expired, on December 2, 2007 40,000 options expired due to non-exercise and 5,000 options expired on their 10 year anniversary on June 11, 2008.  The following table sets forth information with respect to our Stock Plan as of September 30, 2008.

	(a)	(b)	(c)
	Number of Securities to be Issued upon Exercise of Outstanding Warrants, Warrants and Rights	Weighted-Average Exercise Price of Outstanding Options, Warrants and Rights	Number of Securities Remaining Available or Future Issuance under Equity Compensation Plans (Excluding Securities Reflected in Column (a))
Equity compensation plans approved by security holders	2,773,000	$1.248	N/A

Equity compensation plans not approved by security holders			N/A
Total	2,773,000	$1.248	N/A

ITEM 12.  Certain Relationships and Related Transactions, and Director Independence

Related Party Transactions

In October 2007, we entered into Amended and Restated Employment Agreements with each of Messrs. DePond and Rice and Ms. Chicone.  See the discussion of these Agreements located above in the section titled “Executive Compensation - Employment Agreements and Change-in-Control Arrangements”.

Other than those Agreements, during the last two years, we have not been a party to any related party transactions described in Item 404 of Regulation S-B promulgated by the Securities and Exchange Commission.

Director Independence

Mr. Frappier is the only current member of our Board of Directors that is “independent” as defined under the National Association of Securities Dealers’ listing standards.

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

3.2.1	Certificate of Amendment to the Bylaws (incorporated herein by reference to Exhibit (3.2.1) to the Registrant’s Quarterly Report on Form 10-QSB, filed on May 15, 2007)

3.2.2	Amended and Restated Bylaws of Registrant. (as amended on June 21, 2007) (incorporated herein by reference to Exhibit (3.2.2) to the Registrant’s Current Report on Form 8-K, filed on June 22, 2007)

10.5(1)	Form of Indemnification Agreement. (incorporated herein by reference to Exhibit (10.5) to the Registrant's Registration Statement on Form SB-2, Reg. No. 333-23369, filed on March 14, 1997)

10.6(1)
Registrant's 1997 Stock Plan, as amended effective March 26, 2003, and form of stock option agreement. (incorporated by reference to Exhibit (4.1) to the Registrant’s Registration Statement on Form S-8 Reg. No 333-108868, filed on September 17, 2003)

10.12.1
Voice Mail Services Agreement, dated as of February 8, 2002, by and between the Registrant and AT&T Corp. (incorporated herein by reference to Exhibit (10.1) to the Registrant's Quarterly Report on Form 10-QSB for the quarterly period ended March 30, 2002, filed on May 15, 2002)

10.12.2
First Amendment to the Voice Mail  Services Agreement, dated as of February 8, 2003, by and between the Registrant and AT&T Corp. (incorporated herein by reference to Exhibit (10.1) to the Registrant’s Quarterly Report on Form 10-QSB for the quarterly period ended March 31, 2003, filed on May 14, 2003)

10.16(1)
Amended and Restated Employment Agreement dated as of October 31, 2007 between Registrant and Paul DePond. (incorporated herein by reference to Exhibit (10.16) to the Registrant’s Currant Report 8-K, filed on December 21, 2007)

10.17(1)
Amended and Restated Employment Agreement dated as of October 31, 2007 between Registrant and Gerald Rice. (incorporated herein by reference to Exhibit (10.17) to the Registrant’s Currant Report 8-K, filed on December 21, 2007)

10.18(1)
Amended and Restated Employment Agreement dated as of October 31, 2007 between Registrant and Rhonda Chicone. (incorporated herein by reference to Exhibit (10.18) to the Registrant’s Currant Report 8-K, filed on December 21, 2007)

10.24
Nonexclusive Technology License Agreement, dated as of November 24, 2003, by and between Registrant and NCR Corporation. (incorporated herein by reference to Exhibit (10.24) to the Registrant's Annual Report on Form 10-KSB for the fiscal year ended September 30, 2004, filed on December 22, 2004)

10.25
Patent Purchase Agreement dated March 22, 2006, by and between Notify Technology Corporation and Sunshine Data Ventures LLC. (incorporated herein by reference to Exhibit (10.25) to the Registrant’s Currant Report 8-K, filed on March 24, 2006)

10.30
Lease, dated as of February 27, 2006 by and among Registrant, and Ching C. Poon and Jenny M. Poon. (incorporated herein by reference to Exhibit (10.30) to the Registrant’s Annual Report on Form 10-KSB, filed on December 22, 2006)

10.32
Lease addendum dated February 22, 2007 between Notify Technology Corporation and Pecten Court Mountain View Associates, LLC. (incorporated herein by reference to Exhibit (10.32) to the Registrant’s Current Report on Form 8-K, filed on February 22, 2007)

10.33	Lease, dated as of October 16, 2008 by and between Registrant and Colbur Tech, LLC.

14.1
Code of Ethics for Principal Executive and Senior Financial Officers (incorporated herein by reference to Exhibit (14.1) to the Registrant's Annual Report on Form 10-KSB for the fiscal year ended September 30, 2003, filed on December 29, 2003)

24.1	Power of Attorney (see page 32).

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(1)           Management compensation plan/contract

ITEM 14.    Principal Accountant Fees and Services

Summary of Fees

The following table summarizes the approximate aggregate fees billed to us or expected to be billed to us by our independent auditors for our 2006 and 2005 fiscal years:

Type of Fees	Fiscal Year 2008		Fiscal Year 2007
Audit Fees	$45,675	(1)	$56,688	(1)
Audit-Related Fees	—		—
Tax Fees	8,000	(2)	7,500	(2)
All Other Fees	—		—
Total Fees	$53,675		$64,188

(1)	Includes audit fees billed to us by L.L. Bradford & Company, LLC.
(2)	Includes fees for fiscal 2007 income tax preparation billed to us by L.L. Bradford & Company, LLC.

Pre-Approval of Independent Auditor Services and Fees

Our Audit Committee reviewed and pre-approved all audit and non-audit fees for services provided by L.L. Bradford & Company, LLC and has determined that the provision of such services to us during fiscal 2008 is compatible with and did not impair L.L. Bradford & Company LLC’s independence.  L.L. Bradford & Company, LLC was engaged to perform the 2007 fiscal year-end audit and fiscal 2008 audit services.   It is the practice of the audit committee to consider and approve in advance all auditing and non-auditing services provided to us by our independent auditors in accordance with the applicable requirements of the Securities and Exchange Commission.

SIGNATURES

In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

NOTIFY TECHNOLOGY CORPORATION

Dated: December 18, 2008	By:	/s/ Paul F. DePond
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

Signature	Title	Date

/s/ Paul F. DePond	President, Chief Executive Officer and	December 18, 2008
Paul F. DePond	Chairman (Principal Executive Officer)

/s/ Gerald W. Rice	Chief Financial Officer (Principal Financial	December 18, 2008
Gerald W. Rice	and Accounting Officer)

/s/ David A. Brewer	Director	December 18, 2008
David A. Brewer

/s/ MARK FRAPPIER	Director	December 18, 2008
Mark Frappier

Notify Technology Corporation

Financial Statements

Years ended September 30, 2008 and 2007

Contents

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders
Notify Technology Corporation

We have audited the accompanying balance sheet of Notify Technology Corporation as of September 30, 2008, and the related statements of operations, shareholders’ deficit, and cash flows for the years ended September 30, 2008 and 2007. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Notify Technology Corporation at September 30, 2008, and the results of its operations and its cash flows for the years ended September 30, 2008 and 2007, in conformity with accounting principles generally accepted in the United States of America.

/s/ L.L. BRADFORD & COMPANY, LLC

Las Vegas, Nevada
December 8, 2008

Notify Technology Corporation

Balance Sheet

September 30, 2008

Assets
Current assets:
Cash and cash equivalents	$1,010,607
Accounts receivable, net of allowance for doubtful accounts of $30,300	509,735
Other current assets	39,452
Total current assets	1,559,794

Property and equipment, net	173,224
Total assets	$1,733,018

Liabilities and Shareholders’ Deficit
Current liabilities:
Current portion of capital lease obligations	$4,445
Accounts payable	40,045
Accrued payroll and related liabilities	349,292
Deferred revenue	2,418,235
Other accrued liabilities	171,108
Total current liabilities	2,983,125

Long term portion of capital lease obligations	10,685
Total liabilities	2,993,810

Commitments and contingencies (Note 8)
Shareholders’ deficit:
Preferred stock, $0.001 par value, 5,000,000 shares authorized	—
Common stock, $0.001 par value, 30,000,000 shares authorized, 14,075,662 shares issued and outstanding at September 30, 2008	14,076
Additional paid-in capital	23,387,395
Accumulated deficit	(24,662,263)
Total shareholders’ deficit	(1,260,792)
Total liabilities and shareholders’ deficit	$1,733,018
The accompanying notes are an integral part of these financial statements.

Notify Technology Corporation

Statements of Operations

	Years Ended September 30,
	2008	2007

Revenues:
Product revenue	$4,640,723	$3,709,404
Service revenue	—	237,991
Total revenue	4,640,723	3,947,395

Cost of revenues:
Product cost	14,160	17,385
Royalty cost	139,595	103,439
Total cost of revenues	153,755	120,824

Gross profit	4,486,968	3,826,571,

Operating costs and expenses:
Research and development	1,620,526	1,308,428
Sales and marketing	1,881,552	1,612,915
General and administrative	1,281,302	1,287,246
Total operating costs and expenses	4,783,380	4,208,589

Loss from operations	(296,412)	(382,018)

Other (income) expenses
Other (income) expense, net	(13,542)	130
Option vesting expense	4,810	43,856
Total other (income) expense, net	(8,732)	43,986

Net loss	$(287,680)	$(426,004)

Basic and diluted net loss per share	$(0.02)	$(0.03)

Weighted-average shares used in computing net loss per share	14,070,692	13,968,995

The accompanying notes are an integral part of these financial statements.

Notify Technology Corporation

Statements of Shareholders’ Deficit

	Convertible Redeemable				Additional		Total
	Preferred Stock		Common Stock		Paid-In	Accumulated	Shareholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit

Balance at September 30, 2006	—	$—	13,968,995	$13,969	$23,310,903	$(23,948,579)	$(623,707)
Reclassification of warrant value					43,856		43,856
Net loss and comprehensive net loss						(426,004)	(426,004)
Balance at September 30, 2007	—	—	13,968,995	13,969	23,354,759	$(24,374,583)	(1,005,855)
Option vesting expense					4,810		4,810
Proceeds from exercise of options			106,667	107	27,827		27,934
Net loss and comprehensive net loss	—					(287,680)	(287,680)
Balance at September 30, 2008	—	$—	14,075,662	$14,076	$23,387,396	$(24,662,263)	$(1,260,792)

The accompanying notes are an integral part of these financial statements.

Notify Technology Corporation

Statements of Cash Flows

	Years Ended September 30,
	2008	2007
Operating activities
Net loss	$(287,680)	$(426,004)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	59,953	54,148
(Gain) loss from sale of fixed assets	—	1,848
Option vesting expense	4,810	43,856
Changes in operating assets and liabilities:
Accounts receivable, net	78,560	(156,786)
Other current assets	12,240	1,442
Accounts payable	8,130	(5,807)
Accrued liabilities	116,995	49,773
Deferred revenue	291,717	502,912
Net cash provided by (used in) operating activities	284,725	70,382

Investing activities
Expenditures for property and equipment	(134,195)	(44,794)
Proceeds from sale of fixed assets	—	3,000
Net cash used in investing activities	(134,195)	(41,794)

Financing activities
Proceeds from exercise of options	27,934	—
Payments on capital leases	(7,632)	(18,219)
Net cash provided by (used in) financing activities	20,302	(18,219)

Net increase (decrease) in cash and cash equivalents	170,832	10,369
Cash and cash equivalents at beginning of year	839,775	829,406
Cash and cash equivalents at end of year	$1,010,607	$839,775

Supplemental disclosure of non-cash transactions:
Equipment purchased under capital lease	$—	$15,000
Supplemental disclosure of cash flow information:
Cash paid for interest	$1,923	$1,381
Cash paid for income taxes	$300	$1,080

The accompanying notes are an integral part of these financial statements.

Notify Technology Corporation

Notes to Financial Statements

September 30, 2008

1. Business and Basis of Presentation

Notify Technology Corporation (the Company or Notify), incorporated in California in 1994, is a software developer of enterprise mobility solutions for most wireless handheld devices including the RIM BlackBerry, Apple iPhone, Palm based products and Windows Mobile based products on a variety of email platforms including various IMAP4 solutions as well as Novell GroupWise and Microsoft Exchange.

The Company has incurred net losses since inception and may incur net losses and negative cash flow from operations for at least the next one or two years.  The Company incurred losses of $287,680 and $426,004 for the years ended September 30, 2008 and 2007, respectively.  The Company has an accumulated deficit of $24.7 million as of September 30, 2008.  During fiscal 2008, the Company financed its operations through the sale of its products and existing cash balances.

The Company chose to replace its historical wireline products starting in fiscal 2001 and although it still received some revenue from its legacy wireline business in fiscal 2007, it currently focuses all its efforts on its wireless software products by researching and developing new products, enhancing its existing NotifyLink product family and marketing and selling the NotifyLink product line.  In fiscal 2008, the Company paid all of its operating expenses based on sales of its NotifyLink product line. The success of the Company’s business operations will depend upon the continued favorable market acceptance of its wireless software products.

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

Inventories

The Company’s current business does not require inventory and it no longer has any remaining inventory of its legacy products.  If inventories were present, they would be stated at the lower of cost or market on a first-in, first-out basis.  At September 30, 2008, the value of inventory was zero.

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

Advertising Costs

Advertising costs are expensed as incurred.  The Company does not make use of advertising in its Sales & Marketing programs and promotes the Company products through trade show participation.  Advertising costs were zero for the year ended September 30, 2008 and 2007.

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

Concentration of Credit Risk

Financial instruments that potentially expose the Company to concentrations of credit risk consist principally of cash and cash equivalents and trade accounts receivable. Cash and cash equivalents held with financial institutions that exceed the amount of insurance provided on such deposits. The Company has not experienced any losses on its deposits of cash and cash equivalents.

The Company performs ongoing credit evaluations and generally requires no collateral.  The Company maintains reserves for credit losses, and such losses have been within management’s expectations.  As of September 30, 2008, no customers represented more than 10% of accounts receivable and most considerably less.  Revenue from one customer accounted for 6% of total revenues for fiscal year ended September 30, 2007.

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

The Company recognized stock based employee compensation in fiscal 2008 and recorded a non-cash expense of $4,810.  No options were issued in fiscal 2008. The Company’s option plan expired in January 2007 and the Company did not approve a replacement stock-based plan in fiscal 2008.

The Company recognized no compensation expense in fiscal 2008 or in fiscal 2007 related to the grant of options to non-employees.

Net Loss Per Share

Net loss per common share is computed by dividing net loss available to common stockholders by the weighted average number of shares outstanding during the period.

Options to purchase 2,773,000 were outstanding on September 30, 2008 and 2,928,000 shares of common stock and warrants to purchase 1,871,651 shares of common stock were outstanding on September 30, 2007, but were not included in the computation of diluted net loss per share as the effect would be antidilutive.

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

3.  Sale of Patents

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

4. Property and Equipment

Property and equipment consist of the following:

Notify Technology Corporation

Notes to Financial Statements

September 30,
2008
Furniture and office equipment	$452,671
Software	103,626
Leasehold improvements	2,246
558,543
Less accumulated depreciation and amortization	(385,319)
$173,224

Property and equipment includes $21,157 of office equipment under capital lease with accumulated amortization of $6,028 at September 30, 2008.

Depreciation and amortization expense was $59,953 and $54,148 for the years ended September 30, 2008 and 2007, respectively.

5. Capital Lease Obligations

During the year ended September 30, 2006, the Company entered into one capital lease for office equipment totaling $6,157 with principal and interest (5.8%) due monthly. During the year ended September 30, 2007, the Company entered into one capital lease totaling $15,000 with principal and interest (5.0%) due monthly.

Future minimum lease payments under the lease are as follows:

For the year ending September 30,
2009	$5,256
2010	4,664
2011	3,480
2012	3,480
Total minimum lease payments	16,880
Less: amount representing interest	(1,750)
Present value of net minimum lease payments	15,130
Less: current portion	(4,445)
Long term portion	$10,685

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

Notify Technology Corporation

Notes to Financial Statements

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

7. Commitments and Contingencies

The Company currently occupies two facilities under operating leases.  The San Jose, California facility lease expires in March 2009 and the Canfield, Ohio facility lease expires in October 2012.

Future minimum lease payments are approximately as follows:

Year ending September 30, 2009	$143,983
Year ending September 30, 2010	110,684
Year ending September 30, 2011	110,684
Year ending September 30, 2012	110,684
Year ending September 30, 2013	4,612
$480,647

Facility rent expense totaled approximately $145,000 and $145,000 for the years ended September 30, 2008 and 2007, respectively.

Notify Technology Corporation

Notes to Financial Statements

In November 2003, NCR Corporation and Notify Technology Corporation entered into a non-exclusive license agreement that allows the Company to offer certain product features on its Enterprise Mobility Solution that are covered by a patent held by NCR.   This agreement requires that a royalty payment be made to NCR based on the revenue from any NotifyLink product that is sold that uses the technology covered by the patent. Payments under this agreement were $123,645 and $103,342 during the fiscal years 2008 and 2007, respectively.

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

In connection with the offering of Series A preferred stock, the Company issued options to purchase 9.2685 units at a price per unit of $100,000 to the placement agent. Each unit consisted of 10,000 shares of Series A preferred stock convertible into an aggregate of 100,000 shares of common stock with a warrant to purchase 35,000 shares of common stock. The option to purchase units expired on July 21, 2008 without any options being exercised . At September 30, 2008, none of these options were outstanding.

Additionally, the Company also issued a seven year warrant to purchase 118,151 shares of common stock at an exercise price of $1.00 per share to an investment fund in connection with the investment funds commitment to purchase Series A preferred stock for the amount of the difference between $5 million and the aggregate amount of money invested by all other investors in the financing.  These warrants expired on May 16, 2008 without any warrants being exercised.  At September 30, 2008, none of these warrants were outstanding.

During fiscal 2003, 5,000 shares of Series A preferred stock were converted to 50,000 shares of common stock.

Notify Technology Corporation

Notes to Financial Statements

Common Stock

The following table summarizes shares of common stock reserved for future issuance by the Company:

September 30,
2008

1997 Stock Option Plan	2,773,000
Warrant agreements	—
2,773,000

Warrants to Purchase Common Stock

At September 30, 2008, the Company had no warrants outstanding:

•
Warrants to purchase 1,753,500 and 118,151 shares of common stock at an exercise price of $1.00 were issued in connection with the July 2001 private placement to the placement agent and an investment fund, respectively. The warrants to purchase 1,753,500 shares of common stock expired in July 2008 without any warrants being exercised and the warrant to purchase 118,151 shares of common stock expired in May 2008 without exercise.

1997 Stock Option Plan

In January 1997, the Company adopted the 1997 Stock Plan (the Plan), which provided for the granting of stock options to employees, officers, consultants, and directors of the Company.  The Plan expired in January 2007.  Stock options were granted at fair market value on the date of grant with terms of up to ten years. Under the Plan, a total of 3,474,662 shares of the Company’s common stock were reserved for issuance. Under the terms of these option grants, the options commence vesting upon the first anniversary of the date of employment and continue to vest ratably over the remainder of the four-year vesting period.  Certain grants of options to employees after the initial grant of options to employees vest over three years.  Certain grants to members of the Company’s Board of Directors in compensation for their services vest over their current term of office of one year. The following table summarizes stock option activity:

		Options Outstanding
	Shares Available for Grant	Number of Shares	Weighted- Average Price
Balance at September 30, 2006	249,662	3,225,000	$1.154
Granted	—	—	N/A
Cancelled	297,000	(297,000)	$0.336
Expired with plan	(546,662)		N/A
Balance at September 30, 2007	—	2,928,000	$1.196
Granted	—	—	N/A
Cancelled	—	(48,333)	$0.285
Exercised	—	(106,667)	$0.262
Balance at September 30, 2008	—	2,773,000	$1.248

Notify Technology Corporation

Notes to Financial Statements

The following table summarizes outstanding and exercisable options at September 30, 2008:

	Options Outstanding			Options Exercisable
Exercise Prices	Number of Options Outstanding	Weighted- Average Remaining Life in Years	Weighted-Average Exercise Prices	Number of Options Exercisable	Weighted- Average Exercise Prices

$0.200 – $0.260	1,270,000	5.31	$0.252	1,270,000	$0.252
$0.320 – $0.490	348,000	3.06	$0.331	348,000	$0.331
$0.800 – $0.906	5,000	0.00	$0.906	5,000	$0.906
$1.600 – $2.375	903,000	2.74	$1.603	903,000	$1.603
$2.750 – $3.875	99,000	1.88	$3.127	99,000	$3.127
$6.125 – $7.656	18,000	1.05	$6.603	18,000	$6.603
$8.813	130,000	1.40	$8.813	130,000	$8.813
	2,773,000	3.85	$1.248	2,773,000	$1.248

9. Income Taxes

Due to operating losses, there is no provision for income taxes for 2008 or 2007. The expected statutory tax benefit of 34% is offset by the inability to recognize an income tax benefit from the net operating losses.

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company’s deferred tax assets for federal and state income taxes are as follows:

Notify Technology Corporation

Notes to Financial Statements

Year Ended September 30,
2008

Deferred tax assets:
Net operating loss carryforwards	$206,600
Research credit carryforwards	247,500
Other temporary differences	3,500
Total deferred tax assets	457,600

Valuation allowance	(457,600)
Net deferred tax assets	$–

Realization of deferred tax assets is dependent on future earnings, if any, the timing and amount of which are uncertain. Accordingly, a valuation allowance in an amount equal to the net deferred tax asset has been established to reflect these uncertainties.

As of September 30, 2008, the Company had net operating loss carryforwards of approximately $607,000 and $440,000 for Federal and California tax purposes, which will expire in the years 2011 through 2027. As of September 30, 2008, the Company also had research and development tax credit carryforwards for federal and California tax purposes of approximately $247,500 and $215,000, respectively. The credits will expire in the years 2016 through 2027, if not utilized. Utilization of the net operating losses and tax credit carryforwards may be subject to a substantial annual limitation due to the ownership change limitations provided by the Internal Revenue Code of 1986, as amended, and similar state provisions. The annual limitation may result in the expiration of net operating losses and tax credit carryforwards before full utilization.

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

3.2.1	Certificate of Amendment to the Bylaws (incorporated herein by reference to Exhibit (3.2.1) to the Registrant’s Quarterly Report on Form 10-QSB, filed on May 15, 2007)

3.2.2	Certificate of Amendment to the Bylaws (incorporated herein by reference to Exhibit (3.2.2) to the Registrant’s Current Report on Form 8-K, filed on June 22, 2007)

10.5(1)	Form of Indemnification Agreement. (incorporated herein by reference to Exhibit (10.5) to the Registrant's Registration Statement on Form SB-2, Reg. No. 333-23369, filed on March 14, 1997)

10.6(1)
Registrant's 1997 Stock Plan, as amended effective March 26, 2003, and form of stock option agreement. (incorporated by reference to Exhibit (4.1) to the Registrant's  Registration Statement on Form S-8 Reg. No. 333-108868, filed on September 17, 2003)

10.12.1
Voice Mail Services Agreement, dated as of February 8, 2002, by and between the Registrant and AT&T Corp. (incorporated by reference to Exhibit (10.1) to the Registrant's Quarterly Report on Form 10-QSB for the quarterly period ended March 30, 2002, filed on May 15, 2002)

10.12.2
First Amendment to the Voice Mail Services Agreement, dated as of February 8, 2003, by and between the Registrant and AT&T Corp. (incorporated herein by reference to Exhibit (10.1) to the Registrant’s Quarterly Report on Form 10-QSB for the quarterly period ended March 31, 2003, filed on May 14, 2003)

10.16(1)
Amended and Restated Employment Agreement dated as of October 31, 2007 between Registrant and Paul DePond. (incorporated herein by reference to Exhibit (10.16) to the Registrant’s Currant Report 8-K, filed on December 21, 2007)

10.17(1)
Amended and Restated Employment Agreement dated as of October 31, 2007 between Registrant and Gerald Rice. (incorporated herein by reference to Exhibit (10.17) to the Registrant’s Currant Report 8-K, filed on December 21, 2007)

10.18(1)
Amended and Restated Employment Agreement dated as of October 31, 2007 between Registrant and Rhonda Chicone. (incorporated herein by reference to Exhibit (10.18) to the Registrant’s Currant Report 8-K, filed on December 21, 2007)

10.24
Nonexclusive Technology License Agreement, dated as of November 24, 2003, by and between Registrant and NCR Corporation. (incorporated herein by reference to Exhibit (10.24) to the Registrant's Annual Report on Form 10-KSB for the fiscal year ended September 30, 2004, filed on December 22, 2004)

10.25
Patent Purchase Agreement dated March 22, 2006, by and between Notify Technology Corporation and Sunshine Data Ventures LLC. (incorporated herein by reference to Exhibit (10.25) to the Registrant’s Currant Report 8-K, filed on March 24, 2006)

10.30
Lease, dated as of February 27, 2006 by and among Registrant, and Ching C. Poon and Jenny M. Poon. (incorporated herein by reference to Exhibit (10.30) to the Registrant’s Annual Report on Form 10-KSB, filed on December 22, 2006)

10.32
Lease addendum dated February 22, 2007 between Notify Technology Corporation and Pecten Court Mountain View Associates, LLC. (incorporated herein by reference to Exhibit (10.32) to the Registrant’s Current Report on Form 8-K, filed on February 22, 2007)

10.33	Lease, dated as of October 16, 2008 by and between Registrant and Colbur Tech, LLC.

14.1
Code of Ethics for Principal Executive and Senior Financial Officers (incorporated herein by reference to Exhibit (14.1) to the Registrant's Annual Report on Form 10-KSB for the fiscal year ended September 30, 2003, filed on December 29, 2003)

24.1	Power of Attorney (see page 32).

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

 (1)           Management compensation plan/contract