Form 10-Q
period 2008-12-31
NOTIFY TECHNOLOGY CORP
filed 2009-02-13
CIK 1031980

U. S. Securities and Exchange Commission

Washington, D.C.  20549

FORM 10-Q

(Mark One)

☒ Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly periods ended December 31, 2008
or
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

(408) 777-7920
(Registrant’s telephone number including area code)

(Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐

Non-accelerated filer ☐	Smaller reporting company ☑

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes ☐ No ☒

As of December 31, 2008, there were 14,075,662 shares of common stock outstanding.

INDEX

PART I.  FINANCIAL INFORMATION (unaudited)

Item 1.	Financial Statements

NOTIFY TECHNOLOGY CORPORATION
CONDENSED BALANCE SHEETS

	December 31,	September 30,
	2008	2008
	(unaudited)	(1)
Assets
Current assets:
Cash and cash equivalents	$1,052,177	$1,010,607
Accounts receivable, net	826,975	509,735
Other current assets	36,942	39,452
Total current assets	1,916,094	1,559,793

Non-current assets
Property and equipment, net	202,920	173,224
Total non-current assets	202,920	173,224
Total assets	$2,119,014	$1,733,018

Liabilities and shareholders' deficit
Current liabilities:
Current portion of capital lease obligations	$4,011	$4,445
Accounts payable	64,890	40,045
Accrued payroll and related liabilities	324,411	349,292
Deferred revenue	2,866,631	2,418,235
Other accrued liabilities	170,479	171,108
Total current liabilities	3,430,422	2,983,125
Long term portion of capital lease obligations	10,034	10,685
Total liabilities	3,440,456	2,993,810

Commitments and contingencies

Shareholders' deficit:
Preferred stock, $0.001 par value, 5,000,000 shares authorized, no shares outstanding	—	—
Common stock, $0.001 par value, 30,000,000 shares authorized, 14,075,662 and 13,968,995 shares issued and outstanding on December 31, 2008 and September 30, 2007, respectively	14,076	14,076
Additional paid-in capital	23,387,395	23,387,395
Accumulated deficit	(24,722,913)	(24,662,263)
Total shareholders’ deficit	(1,321,442)	(1,260,792)
Total liabilities and shareholders' deficit	$2,119,014	$1,733,018

(1) The information in this column was derived from our audited financial statements for the year ended September 30, 2008.

See accompanying notes to condensed financial statements

NOTIFY TECHNOLOGY CORPORATION
CONDENSED (UNAUDITED) STATEMENTS OF OPERATIONS

	Three-Month Periods
	Ended December 31,
	2008	2007
	(Unaudited)
Revenue:
Product sales	$1,349,261	$1,074,854
Total revenue	1,349,261	1,074,854

Cost of revenue:
Product cost	5,260	5,080
Royalty payments	34,188	29,070
Total cost of revenue	39,448	34,150
Gross profit	1,309,813	1,040,704

Operating expenses:
Research and development	479,915	395,683
Sales and marketing	562,249	414,206
General and administrative	329,919	323,356
Total operating expenses	1,372,083	1,133,245

Loss from operations	(62,270)	(92,541)

Interest income (expense) and other, net	1,620	4,650
SFAS 123(R) expense	—	(4,810)
Net loss	$(60,650)	$(92,701)

Basic and diluted net loss per share	$(0.00)	$(0.01)

Weighted average shares outstanding	14,075,662	14,017,328

See accompanying notes to condensed financial statements

NOTIFY TECHNOLOGY CORPORATION
CONDENSED STATEMENTS OF CASH FLOWS

	Three-Month Periods
	Ended December 31,
	2008	2007
	(Unaudited)
Cash flows provided by (used in) operating activities:
Net loss	$(60,650)	$(92,701)
Adjustments to reconcile net loss to cash provided by operating activities:
Depreciation and amortization	18,454	15,635
SFAS 123(R) expense	—	4810
Changes in operating assets and activities:
Accounts receivable	(317,240)	(49,146)
Other current assets	2,510	(17,572)
Accounts payable	24,845	13,747
Deferred revenue	448,396	186,031
Other accrued liabilities	(25,510)	(20,423)
Net cash provided by (used in) operating activities	90,805	40,381

Cash flows provided by (used in) investing activities:
Purchase of property and equipment	(48,150)	(15,897)
Deposit on property and equipment	—	(31,850)
Net cash used in investing activities	(48,150)	(47,837)

Cash flows provided by (used in) financing activities:
Proceeds from exercise of options	—	27,933
Principal payments on capital lease obligations	(1,085)	(4,481)
Net cash provided by (used in) financing activities	(1,085)	23,452

Net increase (decrease) in cash and cash equivalents	41,570	15,996
Cash and cash equivalents at beginning of period	1,010,607	839,775
Cash and cash equivalents at end of period	$1,052,177	$855,771

Supplemental disclosure of cash information
Cash paid for interest	$229	$510
Cash paid for taxes	$850	$—

See accompanying notes to condensed financial statements

NOTIFY TECHNOLOGY CORPORATION
Notes to Condensed Financial Statements
(Unaudited)

1.           BASIS OF PRESENTATION

The accompanying unaudited condensed financial statements of Notify Technology Corporation (referred to as “the Company”, “we”, “us” and “our” unless the context otherwise requires) have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and the instructions of Regulation S-B Item 310(b) and Article 10 of Regulation S-X.  The condensed financial statements included herein are unaudited but include all adjustments (consisting only of normal recurring adjustments), which we consider necessary for a fair presentation of the financial position at such date and the operating results and cash flows for those periods.  Although we believe that the disclosures in these condensed financial statements are adequate to make the information presented not misleading, certain information normally included in financial statements and related footnotes prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission.  The accompanying condensed financial statements should be read in conjunction with the financial statements and notes thereto included in our Annual Report on Form 10-KSB for the year ended September 30, 2008.

Results for any interim period are not necessarily indicative of results for any other interim period or for the entire year.

2.      NET INCOME (LOSS) PER SHARE

The net loss per share for the three-month period ended December 31, 2008 was a loss of $(0.00) compared to a loss of $(0.01) for the same period in the prior year.  Options to purchase 3,453,544 and 2,778,000 shares of common stock and warrants to purchase zero and 1,871,651 shares of common stock were outstanding at December 31, 2008 and 2007, respectively. The outstanding options were not included in the computation of diluted net loss per share for the three-month periods ended December 31, 2008 and 2007 as the effect would be anti-dilutive.

3.	FINANCING ACTIVITIES

On May 29, 2007, Commonwealth Associates, L.P., along with a number of other investors, sold all of their respective interests in the Company, including options to purchase Series A Preferred Stock in the form of Unit Purchase Options, to 21X Investments LLC.  Commonwealth Associates, L.P. and the other investors had originally acquired their interests in the July 2001 Preferred Stock Offering of the Company.

21X Investments LLC is beneficially owned by David Brewer, a director and chairman of the Audit Committee of the Company since February 2000.  As a result of the May 29, 2007 transaction, Mr. Brewer acquired approximately 55% beneficial ownership of the stock of the Company.

The warrants mentioned in note 2 above and the Unit Purchase Options mentioned in this note 3 expired on July 20, 2008 leaving 14,075,662 shares of common stock and options to purchase 3,453,244 shares of common stock as the only issued and outstanding securities of the Company.  There were no remaining obligations associated with the expiring warrants and options.

On December 17, 2008, the Board of Directors adopted the 2008 Equity Incentive Plan (“2008 Plan”) subject to the approval of the company's shareholders.  The Board authorized 2,317,000 shares of the Company’s common stock to be reserved under the 2008 Plan.  Included in the 3,453,244 total outstanding options as of December 31, 2008 were 1,580,544 options granted under the 2008 Plan on December 17, 2008 to various employees.  These grants included 169,470 options exchanged for 900,000 options granted under a prior option plan.

NOTIFY TECHNOLOGY CORPORATION
Notes to Condensed Financial Statements
(Unaudited)

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

On October 1, 2006, we adopted Statement of Financial Accounting Standards (SFAS) No. 123 (revised 2004), “Share-Based Payment,” requiring us to recognize expense related to the fair value of our employee stock option awards. We recognize the cost of all share-based awards on a graded vesting basis over the vesting period of the award.  We recognized stock based employee compensation of $4,810 in the three-month period ended December 31, 2007.

We recognized no compensation expense during the first three months of fiscal 2009 related to the grant of options to non-employees.

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

In June 2006, the FASB issued Interpretation No. 48 (“FIN 48”), “Accounting for Uncertainty in Income Taxes,” which clarifies the accounting for uncertainty in income taxes recognized in the financial statements in accordance with FASB Statement No. 109, “ Accounting for Income Taxes”.  FIN 48 provides guidance on the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return.  FIN 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosures, and transition.  FIN 48 is effective for fiscal years beginning after December 15, 2006.  For the three-month period ended December 31, 2008, FIN 48 has had no impact on the condensed financial statements.

In September 2006, the FASB issued Statement of Financial Accounting Standards (SFAS) No. 157, “Fair Value Measurements”.  SFAS No. 157 defines fair value, establishes a framework for measuring fair value and expands disclosures about fair value.  SFAS No. 157 is effective for fiscal years beginning after November 15, 2007.  For the three-month period ended December 31, 2008, SFAS No. 157 has had no impact on the condensed financial statements.

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

NOTIFY TECHNOLOGY CORPORATION
Notes to Condensed Financial Statements
(Unaudited)

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

FORWARD LOOKING STATEMENTS

This Quarterly Report on Form 10-Q contains forward-looking statements, within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, which involve risks and uncertainties.  Forward-looking statements generally include words such as “may,” “will,” “plans,” “seeks,” ”expects,” “anticipates,” “outlook,” “intends,” “believes” and words of similar import as well as the negative of those terms. In addition, any statements that refer to expectations, projections or other characterizations of future events or circumstances, including any underlying assumptions, are forward-looking statements.  All forward-looking statements in this Quarterly Report on Form 10-Q include, but are not limited to:

•	statements regarding the future growth of our wireless product line;
•	statements regarding future revenue from our products;
•	statements regarding our future success;
•	statements regarding our future financings;
•	statements regarding future costs;
•	statements regarding future research and development efforts;
•	statements regarding competition in the market for wireless products;
•	statements regarding future patent applications;
•	statements regarding future financial results; and
•	statements regarding future plans to extend our product line.

These statements are based on current expectations and are subject to important factors that could cause actual results to differ materially from those projected in the forward-looking statements. Such important factors include, but are not limited to, those discussed below under “Risk Factors” and elsewhere in this Quarterly Report and in other documents we file with the U.S. Securities and Exchange Commission. When reading the sections titled "Results of Operations" and "Financial Condition," you should also read our unaudited condensed financial statements and related notes included elsewhere herein and our Annual Report on Form 10-KSB for the fiscal year ended September 30, 2008 We disclaim any obligation to update any forward-looking statements as a result of developments occurring after the date of this Quarterly Report.

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

NOTIFY TECHNOLOGY CORPORATION

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

RESULTS OF OPERATIONS

Three-Month Periods Ended December 31, 2008 and 2007

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

Our revenues increased 25% to $1,349,261 in the three-month period ended December 31, 2008 from $1,074,854 in the three-month period ended December 31, 2007.  The increase in revenue was attributed to growth in both domestic and international sales of our NotifyLink product line.  Over the past twelve months, we have increased our level of activity in both Europe and other parts of the world.  We also believe that the growth in acceptance of cloud computing has led to an increase in sales of our on-demand product.

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

We sell our products primarily in the United States directly to business users and resellers.  Certain domestic customers have deployed our product to international sites, demonstrating NotifyLink’s ability to link our customers’ email across international boundaries. We also have limited direct sales internationally and sell primarily through resellers.

Cost of revenue

Cost of revenue consists of the hosting center costs to support the service portion of our NotifyLink products, the cost of resale software related to NotifyLink and royalty expense to NCR for certain technology utilized in our NotifyLink product. Cost of revenue increased to $39,448 in the three-month period ended December 31, 2008, from $34,151 for the three-month period ended December 31, 2007. The increase in the cost of revenue was due to a fixed royalty percentage applied to increased software sales.

NOTIFY TECHNOLOGY CORPORATION

Our gross margin increased to 97.1% in the three month period ended December 31, 2008 compared to a gross margin of 96.8% in the three-month period ended December 31, 2007.  The major cost component affecting gross margin is the royalty expense mentioned above that is applied at a constant percentage of revenues regardless of volume.  The other major costs of our business, consisting of product design and sales/support, are categorized in operating expenses and thus do not impact gross margin.

Research and development

Research and development expenses consist primarily of personnel costs and expenses. Research and development expenses increased to $479,915 for the three-month period ended December 31, 2008 from $395,683 for the three-month period ended December 31, 2007.  Virtually all the increase is due to salaries as we invested heavily in expanding the NotifyLink product line and readying a new product line for launch in early 2009.  Our development efforts were devoted to improving our software product in the area of device management, porting our solution to new devices and creating new products.

We believe that our future success, if any, depends significantly on our ability to continue to enhance our existing wireless products and to develop new products. Therefore, we intend to continue to incur research and development costs for the foreseeable future.

Sales and marketing

Sales and marketing expense consists primarily of personnel, travel costs and sales commissions related to our sales and marketing efforts.  We use an internal sales force and a customer support staff to facilitate the NotifyLink sales process.  Sales and marketing costs increased to $562,249 for the three-month period ended December 31, 2008 from $414,206 for the three-month period ended December 31, 2007.  The increase in sales expense is due to merit increases in salaries and increases in commissions related to the improved sales activity. We have also devoted additional resources to developing international sales.

We anticipate that sales and marketing expenses will increase in future quarters as we hire additional sales and customer support personnel and attempt to expand our existing and create new distribution channels.

General and administrative

General and administrative expense consists of general management and finance personnel costs, insurance expense, rent expense, professional fees and other general corporate expenses.  General and administrative expenses increased slightly to $329,919 for the three-month period ended December 31, 2008 from $323,356 for the three-month period ended December 31, 2007.

Although we have been able to avoid increased expenses in recent periods, we expect that general and administrative expense may increase in future quarters as we adhere to the requirements mandated by the Sarbanes-Oxley Act and integrate any additional requirements imposed by future regulations.

LIQUIDITY AND CAPITAL RESOURCES

During the three-month period ended December 31, 2008, we funded our operations through a combination of our gross profit earned from revenue and existing cash balances.  Our ability to fund our recurring losses from operations depends upon success of our NotifyLink wireless e-mail notification market solutions.

A significant characteristic of our business is the sale of our products customarily in the form of annual contracts paid for upon signing with the revenue amortized over the twelve-month service period.  The unamortized contract revenue is reflected in the deferred revenue account on our balance sheet.  As our installed base grows, this practice increases the deferred revenue liability on the balance sheet provided we add new contracts faster than old contracts expire.  For example, deferred revenue increased significantly to $2,866,631 at December 31, 2008 from $2,418,235 at September 30, 2008 partially due to a renewal of an existing $200,000 account by one customer plus a growth in the same account of $40,000.  This account balance will amortize over the next twelve months at the rate of $20,000 a month. If we continue to renew and grow accounts as in this example plus sell new accounts, we could continue to see deferred revenue increase in the future.

NOTIFY TECHNOLOGY CORPORATION

The major cost of operations is comprised of (1) the engineering design of our products offered for sale and (2) the sales process of a contract that requires both direct sales effort and technical support hours to facilitate a 30-day trial period of our software prior to purchase.  We believe that the increase in the NotifyLink deferred revenue to $2,866,630 as of December 31, 2008 from $2,312,548 as of December 31, 2007, combined with the increase in revenues over the same period, indicates that total product revenue improved in the twelve-month period ended December 31, 2008.  Deferred revenue also represents the obligation to service the contracts underlying the revenue.  However, the cash flow required to provide the service of contracts is significantly less than the amortized revenue recognized each month.

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

In July 2008, warrants and options to purchase our preferred shares that had been outstanding since July 2001, expired without having been exercised.  The expiration left 14,075,662 shares of common stock and options to purchase 3,453,244 shares of common stock as our only issued and outstanding securities.  There were no remaining obligations associated with the expiring warrants and options.  This simplification of our equity structure could be advantageous in the event we require additional capital.

On December 17, 2008, the Board of Directors adopted the 2008 Equity Incentive Plan (“2008 Plan”) subject to the approval of our shareholders.  The Board authorized 2,317,000 shares of the Company’s common stock to be reserved under the 2008 Plan.  Included in the 3,453,244 total outstanding options as of December 31, 2008 were 1,580,544 options granted under the 2008 Plan on December 17, 2008 to various employees.  These grants included 169,470 options exchanged for 900,000 options granted under a prior option plan.

At December 31, 2008, we had cash and cash equivalents of $1,052,177, compared to $855,771 at December 31, 2007.  Over the last several years, we have financed our operations primarily through revenue from operations and existing cash balances.  The net cash generated by operating activities equaled $90,804 in the three-month period ended December 31, 2008, versus net cash generated by operating activities of $40,381 in the three-month period ended December 31, 2007. The cash generated by operations in the three-month period ended December 31, 2008 was a combination of a net loss of $60,650 and an increase in accounts receivable of $317,240 offset by an increase in deferred revenue of $448,396 and an increase in accounts payable of $24,845.  The cash generated by operations in the three-month period ended December 31, 2007 was a combination of a net loss of $92,701 and an increase in deferred revenue of $186,031 partially offset by an increase in accounts receivable of $49,146, an increase in deposits on property and equipment of $31,850 for a software system partially installed and a increase in accounts payable of $13,747.  Although we have been cash positive in the last two fiscal years, we anticipate that we will have negative cash flow from time to time in operating activities in future periods.

NOTIFY TECHNOLOGY CORPORATION

Net cash used by investing activities in the three-month period ended December 31, 2008 was an outflow of $48,150 for computer  purchases.  There was a net cash outflow of $47,837 from the purchase of fixed assets in the three-month period ended December 31, 2007.

Net cash provided by financing activities was an outflow of $1,085 and an inflow of $23,452 for the three-month periods ended December 31, 2008 and 2007, respectively.  The net cash outflow for the three-month period ended December 31, 2008 was due to payments on capital leases.  The inflow for the three-month period ended December 31, 2007 was due to $27,933 from the exercise of options partially offset by $4,481 of payments on capital leases.

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

OFF BALANCE SHEET ARRANGEMENTS

We have no off balance sheet arrangements as defined by Item 303(a)4 of Regulation S-K.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk.

Market risk generally represents the risk of loss that may result from the potential change in value of a financial instrument as a result of fluctuations in interest rates and market prices. We do not currently have any trading derivatives nor do we expect to have any in the future. We have established policies and internal processes related to the management of market risks, which we use in the normal course of our business operations.

NOTIFY TECHNOLOGY CORPORATION
Intangible Asset Risk

At December 31, 2008, we did not carry any intangible assets on our financial statements.

Equity Price Risk

At December 31, 2008, we did not own any equity investments. As a result, we do not currently have any direct equity price risk.

Commodity Price Risk

We do not enter into contracts for the purchase or sale of commodities. As a result, we do not currently have any direct commodity price risk.

Item 4T.	Controls and Procedures.

(a)	Evaluation of Disclosure Controls and Procedures.

Our chief executive officer and our chief financial officer, after evaluating our disclosure controls and procedures (as defined in the rules and regulation of the Securities and Exchange Commission under the Securities Exchange Act of 1934 (the "Exchange Act"), as of the end of the period covered by this Quarterly Report on Form 10-Q, have concluded that as of such date, our disclosure controls and procedures were effective to ensure that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms.

(b)	Changes in Internal Controls.

During the period covered by this Quarterly Report on Form 10-Q, there were no significant changes in our internal controls over financial reporting or in other factors that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

PART II.     OTHER INFORMATION

Item1 A.	Risk Factors.

We operate in a dynamic and rapidly changing business environment that involves numerous risks and uncertainties.  The following section lists some, but not all, of these risks and uncertainties, which may have a material adverse effect on our business, financial condition or results of operations.

The recent downturn in the macroeconomic environment may negatively impact our future results of operations.

The recent disruption in global macroeconomic conditions has had a significant impact on the wireless industry as a whole.  Due to the uncertainty about current macroeconomic conditions, our customers may postpone spending in response to tighter credit, negative financial news and/or declines in income or asset values, which could have a material adverse effect on the demand for our products. Other factors that could influence demand include conditions in the residential real estate and mortgage markets, labor and healthcare costs, access to credit, consumer confidence and other macroeconomic factors affecting consumer spending behavior. These and other economic factors could have a material adverse effect on future demand for our products and on our financial condition and operating results.

NOTIFY TECHNOLOGY CORPORATION

We have a history of losses, and there is no assurance of future profitability.

We commenced operations in August 1994 and through January 1996 were engaged primarily in the sale of hardware products to the telephone market. We made the decision in fiscal 2003 to refocus our strategy on developing and selling software applications for the wireless market.  Accordingly, our business has changed substantially in recent years, making it difficult to make period-to-period comparisons of our operations and we face all of the risks and uncertainties encountered by early-stage companies. For the fiscal years ended September 30, 2008, 2007, 2006, and 2005, we incurred net losses of $287,681, $426,004, $314,892 and $557,452, respectively. We incurred a net loss of $60,650 for the three-month period ended December 31, 2008.  Although our cash flow from operations was positive in the three-month period ended December 31, 2008, we are not assured that we can maintain a positive cash flow from operating activities in future periods. We may also incur further operating losses in the future until such time, if ever, as there is a substantial increase in orders for our products and product sales generate sufficient revenue to fund our continuing operations.  There can be no assurance that sales of our products will continue to generate or maintain positive cash flow or that we will attain or thereafter sustain profitability in any future period.

We may be unable to generate the cash necessary to support a competitive level of research and development activities.

At December 31, 2008, we had an accumulated deficit of $24,722,913 and incurred a net loss for the three-month period ended December 31, 2008 of $60,650. We also had a working capital deficit at that date of $1,514,328.  Our NotifyLink products will need to sustain a favorable market acceptance in order for us to be able to continue our research and development activities and to fund operating expenses at a level required to stay competitive in our market.  Regardless, as our NotifyLink wireless product line has not generated sufficient contributions to our revenues to date to operate profitably at the current level of research and development, an increase in the level of research and development driven by market pressures could require us to obtain further financing..  Obtaining additional financing will be subject to a number of factors including market conditions, investor acceptance of our business plan, and investor sentiment.  These factors may make the timing, amount, terms and conditions of additional financing unattractive or unavailable to us.  If, in a situation that required an increase in research and development we are unable to maintain market acceptance of our wireless products or raise additional financing, we will have to significantly reduce our spending, delay or cancel planned activities or substantially change our current corporate structure.  In such an event, we intend to implement expense reduction plans in a timely manner.  However, these actions would have material adverse effects on our business, results of operations, and prospects, resulting in a possible failure of our business.

If we are unable to develop market and sell new and improved wireless products on a timely basis, we could lose existing and potential customers and our sales could decrease.

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

NOTIFY TECHNOLOGY CORPORATION

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

We continue to develop our formal referral partner channel and our international reseller partner channel.  We participate in informal referral arrangements with several wireless carriers, wireless device manufacturers and several of our collaboration partners for the sale of our NotifyLink products and services where our products assist in the sale of their products.  We have a limited direct sales force to sell our NotifyLink products and services to organizations and businesses and we rely upon both formal and informal referral arrangements to provide leads for our NotifyLink products.  To date, most of our referral arrangements are formal and we will receive referrals only to the extent that our referral partners successfully refer our products and services to potential users.  There can be no assurance that we will continue to receive referrals through our formal or informal arrangements.  Our NotifyLink solution is sold into an emerging market and although we have operated on a cash positive basis in the fiscal years ending September 30, 2008 and 2007, we have not yet achieved sufficient growth in our sales to operate profitably on an income statement basis.

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

NOTIFY TECHNOLOGY CORPORATION

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

NOTIFY TECHNOLOGY CORPORATION

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

NOTIFY TECHNOLOGY CORPORATION

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

NOTIFY TECHNOLOGY CORPORATION

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.

In December 2008, we issued options to purchase an aggregate of 1,480,544 shares of our common stock to a total of 18 individuals pursuant to our 2008 Equity Incentive Plan.  The issuances were made in reliance on Regulation D promulgated pursuant to the Securities Act, and without general solicitation or advertising.

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

NOTIFY TECHNOLOGY CORPORATION

Dated: February 13, 2009

/s/ Gerald W. Rice
Chief Financial Officer
(Principal Financial and Accounting Officer)