Form 10-Q
period 2009-03-31
NOTIFY TECHNOLOGY CORP
filed 2009-05-14
CIK 1031980

U. S. Securities and Exchange Commission

Washington, D.C.  20549

FORM 10-Q

                                                                                    (Mark One)

    [ X ] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2009

or

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

1054 South De Anza Blvd., Suite 105

San Jose, CA  95129

(Address of principal executive offices)

(408) 777-7920

(Registrant’s telephone number including area code)

________________________________________________________________

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES [ X]     NO [    ]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). YES [    ]     NO [    ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer  ☐

Accelerated filer  ☐

Non-accelerated filer  ☐

Smaller reporting company  ☑

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). YES [ X]     NO [    ]

As of March 31, 2009, there were 14,075,662 shares of common stock outstanding.

INDEX

PART I.  FINANCIAL INFORMATION  Page

Item 1.

Condensed Financial Statements:

Condensed Balance Sheets as of March 31, 2009 (unaudited) and
September 30, 2008

3

Condensed Statements of Operations for the three and six month periods ended March 31, 2009 and 2008 (unaudited)

4

Condensed Statements of Cash Flows for the six-month periods ended

March 31, 2009 and 2008 (unaudited)

5

Notes to Condensed Financial Statements (unaudited)

6

Item 2.

Management’s Discussion and Analysis of Financial Condition
and Results of Operations

9

Item 3

Quantitative and Qualitative Disclosures About Market Risk

15

Item 4(T).

Controls and Procedures

16

PART II.  OTHER INFORMATION

Item 1A.

Risk Factors

16

Item 6.

Exhibits

21

SIGNATURES

21

PART I.  FINANCIAL INFORMATION (unaudited)

Item 1.

Financial Statements

NOTIFY TECHNOLOGY CORPORATION

CONDENSED BALANCE SHEETS

		March 31,	September 30,
		2009	2008
		(unaudited)	(1)
Assets
Current assets:
Cash and cash equivalents		$ 1,379,080	$ 1,010,607
Accounts receivable, net		632,908	509,735
Other current assets		43,816	39,452
Total current assets		2,055,804	1,559,793

Non-current assets
Property and equipment, net		205,859	173,224
Total non-current assets		205,859	173,224
Total assets		$ 2,261,663	$ 1,733,018

Liabilities and shareholders' deficit
Current liabilities:
Current portion of capital lease obligations		$ 4,011	$ 4,445
Accounts payable		34,615	40,045
Accrued payroll and related liabilities		412,578	349,292
Deferred revenue		3,050,206	2,418,235
Other accrued liabilities		145,827	171,108
Total current liabilities		3,647,237	2,983,125
Long term portion of capital lease obligations		8,932	10,685
Total liabilities		3,656,169	2,993,810

Commitments and contingencies

Shareholders' deficit:
Preferred stock, $0.001 par value, 5,000,000 shares authorized, no shares outstanding		--	--
Common stock, $0.001 par value, 30,000,000 shares authorized, 14,075,662 and 13,968,995 shares issued and outstanding on March 31, 2009 and September 30, 2008, respectively		14,076	14,076
Additional paid-in capital		23,407,570	23,387,395
Accumulated deficit		(24,816,152)	(24,662,263)
Total shareholders’ deficit		(1,394,506)	(1,260,792)
Total	liabilities and shareholders' deficit	$ 2,261,663	$ 1,733,018

(1) The information in this column was derived from our audited financial statements for the year ended September 30, 2008.

See accompanying Notes to Condensed Financial Statements.

NOTIFY TECHNOLOGY CORPORATION

CONDENSED STATEMENTS OF OPERATIONS

	Three-Month Periods		Six-Month Periods
	Ended March 31,		Ended March 31,
	2009	2008	2009	2008
	(unaudited)		(unaudited)
Revenue:
Product revenue	$ 1,423,570	$ 1,111,789	$ 2,772,831	$ 2,186,643
Service revenue	--	--	--	--
Total revenue	1,423,570	1,111,789	2,772,831	2,186,643

Cost of revenue:
Product cost	3,360	3,785	8,620	8,865
Royalty payments	35,959	45,566	70,147	74,637
Total cost of revenue	39,319	49,351	78,767	83,502
Gross profit	1,384,251	1,062,438	2,694,064	2,103,141

Operating expenses:
Research and development	499,846	376,490	979,761	772,172
Sales and marketing	578,520	487,576	1,140,770	901,782
General and administrative	399,753	323,424	729,673	646,780
Total operating expenses	1,478,119	1,187,490	2,850,204	2,320,734

Loss from operations	(93,868)	(125,052)	(156,140)	(217,593)

Other income (expense), net	630	4,024	2,251	3,864
Net loss	$ (93,238)	$ (121,028)	$ (153,889)	$ (213,729)

Basic net loss per share	$ (0.01)	$ (0.01)	$ (0.01)	$ (0.02)

Basic weighted average shares outstanding	14,075,662	14,075,662	14,075,662	14,046,336

See accompanying Notes to Condensed Financial Statements.

NOTIFY TECHNOLOGY CORPORATION

CONDENSED STATEMENTS OF CASH FLOWS

	Six-Month Periods
	Ended March 31,
	2009	2008
	(unaudited)
Cash flows provided by (used in) operating activities:
Net loss	$ (153,889)	$ (213,729)
Adjustments to reconcile net loss to cash provided by
operating activities:
Depreciation and amortization	40,274	29,640
SFAS 123(R) expense	20,175	4,810
Changes in operating assets and activities:
Accounts receivable	(123,173)	99,458
Other current assets	(4,364)	7,517
Accounts payable	(5,430)	(3,766)
Deferred revenue	631,971	253,146
Other accrued liabilities	38,005	78,051
Net cash provided by (used in) operating activities	443,569	255,127

Cash flows provided by (used in) investing activities:
Purchase of property and equipment	(72,909)	(38,663)
Deposit on property and equipment	--	(40,102)
Net cash used in investing activities	(72,909)	(78,765)

Cash flows provided by (used in) financing activities:
Proceeds from exercise of options	--	27,933
Principal payments on capital lease obligations	(2,187)	(5,515)
Net cash provided by (used in) financing activities	(2,187)	22,418

Net increase (decrease) in cash and cash equivalents	368,473	198,780
Cash and cash equivalents at beginning of period	1,010,607	839,775
Cash and cash equivalents at end of period	$ 1,379,080	$ 1,038,555

Supplemental disclosure of cash information
Cash paid for interest	$ 441	$ 1,051
Cash paid for taxes	$ 850	$ --

See accompanying Notes to Condensed Financial Statements.

NOTIFY TECHNOLOGY CORPORATION
Notes to Condensed Financial Statements

(Unaudited)

1.

BASIS OF PRESENTATION

The accompanying unaudited condensed financial statements of Notify Technology Corporation (referred to as “the Company”, “we”, “us” and “our” unless the context otherwise requires) have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and the instructions to Form 10-Q and Article 8 of Regulation S-X.  The condensed financial statements included herein are unaudited but include all adjustments (consisting only of normal recurring adjustments), which we consider necessary for a fair presentation of the financial position at such date and the operating results and cash flows for those periods.  Although we believe that the disclosures in these condensed financial statements are adequate to make the information presented not misleading, certain information normally included in financial statements and related footnotes prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission.  The accompanying condensed financial statements should be read in conjunction with the financial statements and notes thereto included in our Annual Report on Form 10-KSB for the year ended September 30, 2008.

Results for any interim period are not necessarily indicative of results for any other interim period or for the entire year.

2.

NET INCOME (LOSS) PER SHARE

The net loss per share for the six-month period ended March 31, 2009 was a loss of $(0.01) compared to a loss of $(0.02) for the same period in the prior year.  Options to purchase 3,453,544 and 2,773,000 shares of common stock and warrants to purchase zero and 1,871,651 shares of common stock were outstanding at March 31, 2009 and 2008, respectively. The outstanding options were not included in the computation of diluted net loss per share for the respective three and six-month periods ended March 31, 2009 and 2008, as the effect would be anti-dilutive.

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

The warrants mentioned in Note 2 above and the Unit Purchase Options mentioned in this Note 3 expired on July 20, 2008, leaving 14,075,662 shares of common stock and options to purchase 3,453,244 shares of common stock as the only issued and outstanding securities of the Company.  There were no remaining obligations associated with the expiring warrants and options.

On December 17, 2008, the Board of Directors adopted the 2008 Equity Incentive Plan (“2008 Plan”) subject to the approval of the Company's shareholders.  The Board authorized 2,317,000 shares of the Company’s common stock to be reserved under the 2008 Plan.  Included in the 3,608,014 total outstanding options as of March 31, 2009 were 1,750,014 options granted under the 2008 Plan on December 17, 2008 to various employees.  These grants included 169,470 options exchanged for 900,000 options granted under a prior option plan.

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

On October 1, 2006, we adopted Statement of Financial Accounting Standards (SFAS) No. 123 (revised 2004), “Share-Based Payment,” requiring us to recognize expense related to the fair value of our employee stock option awards. We recognize the cost of all share-based awards on a graded vesting basis over the vesting period of the award.  We recognized stock based employee compensation of $19,624 in the three-month period ended March 31, 2009.

We recognized no compensation expense during the three months ended March 31, 2009, related to the grant of options to non-employees.

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

6.

RECENT ACCOUNTING PRONOUNCEMENTS

In June 2006, the FASB issued Interpretation No. 48 (“FIN 48”), “Accounting for Uncertainty in Income Taxes,” which clarifies the accounting for uncertainty in income taxes recognized in the financial statements in accordance with FASB Statement No. 109, “ Accounting for Income Taxes”.  FIN 48 provides guidance on the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return.  FIN 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosures, and transition.  FIN 48 is effective for fiscal years beginning after December 15, 2006.  For the six-month period ended March 31, 2009, FIN 48 has had no impact on the condensed financial statements.

In September 2006, the FASB issued Statement of Financial Accounting Standards (SFAS) No. 157, “Fair Value Measurements”.  SFAS No. 157 defines fair value, establishes a framework for measuring fair value and expands disclosures about fair value.  SFAS No. 157 is effective for fiscal years beginning after November 15, 2007.  For the six-month period ended March 31, 2009, SFAS No. 157 has had no impact on the condensed financial statements.

In February 2007, the FASB issued Statement of Financial Accounting Standards (SFAS) No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities”,  SFAS No. 159 provides an option to report selected financial assets and financial liabilities using fair value.  The standard establishes required presentation and disclosures to facilitate comparisons with companies that use different measurements for similar assets and liabilities.  SFAS No. 159 is effective for fiscal years beginning after November 15, 2007.  SFAS No. 159 has had no impact on the condensed financial statements..

In December 2007, the FASB issued SFAS No. 141 (revised 2007), "Business Combinations" ("SFAS 141R"). SFAS 141R establishes principles and requirements for how an acquirer recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, any noncontrolling interest in the acquiree and the goodwill acquired. SFAS 141R also establishes disclosure requirements to enable the evaluation of the nature and financial effects of the business combination. SFAS 141R is effective for fiscal years beginning after December 15, 2008. SFAS No. 141R has had no impact on the condensed financial statements.

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

In December 2007, the SEC issued Staff Accounting Bulletin 110 (SAB 110) to amend the SEC's views discussed in SAB 107 regarding the use of the simplified method in developing an estimate of expected life of share options in accordance with SFAS No. 123(R). SAB 110 was effective for the Company beginning in the first quarter of fiscal year 2009. Due to limited history of option grant exercises, management does not believe that the Company’s historical share option exercise data provides it with sufficient evidence to estimate the expected term. Therefore, the Company uses the simplified method of calculating expected life described in the SEC's Staff Accounting Bulletin 107 (SAB 107).  The Company will continue to use the simplified method until it has the historical data necessary to provide a reasonable estimate of expected life, in accordance with SAB 107, as amended by SAB 110.

In March 2008, the FASB issued Statement of Financial Accounting Standards No. 161, “Disclosures about Derivative Instruments and Hedging Activities — an amendment of FASB Statement No. 133” (“FAS 161”). FAS 161 requires entities to provide enhanced disclosures about derivative instruments and hedging activities.  FAS 161 is effective for fiscal years and interim periods beginning on or after November 15, 2008. The Company does not expect the adoption of FAS 161 to have a material impact on its financial position, results of operations or cash flows.

In May 2008, the FASB issued Statement of Financial Accounting Standards No. 162, “The Hierarchy of Generally Accepted Accounting Principles” (“FAS 162”). FAS 162 is effective 60 days following the SEC’s approval of the Public Company Accounting Oversight Board Auditing amendments to AU Section, 411 The Meaning of “Present Fairly in Conformity with Generally Accepted Accounting Principles.”  The statement is intended to improve financial reporting by identifying a consistent hierarchy for selecting accounting principles to be used in preparing financial statements that are presented in conformity with U.S. generally accepted accounting principles (GAAP). The Company has not completed its evaluation of the effects, if any, that FAS 162 may have on its financial position, results of operations and cash flows.

7.

REVENUE RECOGNITION POLICY

The Company recognizes revenue in accordance with the American Institute of Certified Public Accountants Statement of Position (“SOP”) 97-2, “Software Revenue Recognition,” and SEC Staff Accounting Bulletin No. 104, “Revenue Recognition” (“SAB 104”).

Under SOP 97-2, the Company recognizes software license agreements when persuasive evidence of an agreement exists, delivery of the product has occurred, the license fee is fixed or determinable and collection is probable.  The Company’s license agreements take two basic forms.  The first form of agreement is essentially a subscription agreement that is used in connection with the Company’s hosting arrangement where the Company provides both the software combined with hosting services from a hardened site owned and managed by it.  The agreement generally has a fixed term and the license revenue is recognized ratably over the term of each service contract.  The second form of agreement involves the purchase of a license and a service agreement based on the Vendor Supplied Objective Evidence (“VSOE”) where only the service agreement is renewed each year.  The Company recognizes the license portion at the point of sale for those sales where VSOE has been established and the service portion ratably over the term of the service contract. For those contracts where VSOE has not been established, the revenue of the entire contract is recognized ratably over the term of the contract.  The Company’s sales process provides for an optional trial period prior to the agreement to purchase and no revenue is recognized during that trial period.

Under SAB 104, the Company recognizes revenue when the title and risk of loss have passed to the customer, there is persuasive evidence of an arrangement, delivery of the product has occurred or services have been rendered, the sales price is fixed or determinable and collection is probable. Installation, when required, is commonly completed prior to an agreement to facilitate a trial of the product.  Technical assistance is available during the sales process and is unrelated to the service component portion of the final arrangement.  Revenue related to installation is recognized when the agreement is signed and the contract period has commenced.

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

These statements are based on current expectations and are subject to important factors that could cause actual results to differ materially from those projected in the forward-looking statements. Such important factors include, but are not limited to, those discussed below under “Risk Factors” and elsewhere in this Quarterly Report and in other documents we file with the U.S. Securities and Exchange Commission. When reading the sections titled "Results of Operations" and "Liquidity and Capital Resources," you should also read our unaudited condensed financial statements and related notes included elsewhere herein and our Annual Report on Form 10-KSB for the fiscal year ended September 30, 2008. We disclaim any obligation to update any forward-looking statements as a result of developments occurring after the date of this Quarterly Report.

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

RESULTS OF OPERATIONS

Three-Month Periods Ended March 31, 2009 and 2008

Revenue

Revenue consists of net revenue from the sale of NotifyLink software licenses, installation fees and the sale of third party software.  We recognize the license portion at the point of sale for those sales where VSOE has been established and the service portion ratably over the term of the service contract. For those contracts where VSOE has not been established, the revenue of the entire contract is recognized ratably over the term of the contract.  Maintenance revenue is recognized on a straight-line basis over the term of each contract.  Installation revenue is recognized upon completion of trial activity and finalizing the software agreement.  Third party software revenue is recognized upon delivery to the customer.

Our revenues increased 28% to $1,423,570 in the three-month period ended March 31, 2009, from $1,111,789 in the three-month period ended March 31, 2008.  The increase in revenue was attributed to growth in both domestic and international sales of our NotifyLink product line.  Over the past twelve months, we have increased our level of activity in both Europe and other parts of the world.  We also believe that the growth in acceptance of cloud computing has led to an increase in sales of our on-demand product.

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

Cost of revenue

Cost of revenue consists of the royalty expense to NCR for certain technology utilized in our NotifyLink product and the cost of resale software related to NotifyLink. Cost of revenue decreased to $39,319 in the three-month period ended March 31, 2009, from $49,351 for the three-month period ended March 31, 2008. The decrease in the cost of revenue was primarily due to the write-off of $15,950 of prepaid royalties in the three-month period ended March 31, 2008, pertaining to a product that became obsolete as a result of developments in the market.

Our gross margin increased to 97.2% in the three month period ended March 31, 2009, compared to a gross margin of 95.6% in the three-month period ended March 31, 2008.  The major cost component affecting gross margin is royalty expense.  With the exception of the 2008 write-off above, royalty is normally applied at a constant percentage of revenues regardless of volume.  The other major costs of our business, consisting of product design and sales/support, are categorized in operating expenses and thus do not impact gross margin.

Research and development

Research and development expenses consist primarily of personnel costs and expenses. Research and development expenses increased to $499,846 for the three-month period ended March 31, 2009, from $376,490 for the three-month period ended March 31, 2008.  Virtually all the increase is due to salaries, as we invested heavily in expanding the NotifyLink product line and readying a new product line, NotifySync, that launched in January 2009.  Our development efforts were devoted to improving our software product in the area of device management, porting our solution to new devices and creating new products.

We believe that our future success, if any, depends significantly on our ability to continue to enhance our existing wireless products and to develop new products. Therefore, we intend to continue to incur research and development costs for the foreseeable future.

Sales and marketing

Sales and marketing expense consists primarily of personnel, travel costs and sales commissions related to our sales and marketing efforts.  We use an internal sales force and a customer support staff to facilitate the NotifyLink sales process.  Sales and marketing costs increased to $578,520 for the three-month period ended March 31, 2009, from $487,576 for the three-month period ended March 31, 2008.  The increase in sales expense is due to additions to our sales staff and commissions on strong sales activity. There is an inherent mismatch of commission expense to revenue because a majority of our revenue is recognized over the life of the contract, whereas we record commission expense in the month the contract is signed.

We anticipate that sales and marketing expenses will increase in future quarters as we hire additional sales and customer support personnel and attempt to expand our existing and create new distribution channels.

General and administrative

General and administrative expense consists of general management and finance personnel costs, option vesting expense, insurance expense, rent expense, professional fees and other general corporate expenses.  General and administrative expenses increased to $399,753 for the three-month period ended March 31, 2009, from $323,424 for the three-month period ended March 31, 2008.  The increase was largely due to non-cash expenses of $20,175 for compensation expense due to option vesting and a $20,000 increase in bad debt reserve on the balance sheet in response to higher accounts receivable levels resulting from stronger sales.

We expect that general and administrative expense may continue to increase in future quarters as we adhere to the requirements mandated by the Sarbanes-Oxley Act and integrate any additional requirements imposed by future regulations.

Six-Month Periods Ended March 31, 2009 and 2008

Revenue

Revenue for the six-month period ended March 31, 2009 increased 27% to $2,772,831 from $2,186,643 for the six-month period ended March 31, 2008.  A majority of our revenue in both periods was derived from domestic sources, centering largely on IMAP based email systems and Novell GroupWise environments.  Sales to users of iPhones also improved our revenues over the six-month period ended March 31, 2009.

Cost of revenue

Cost of revenue consists of the royalty expense to NCR for certain technology utilized in our NotifyLink product and the cost of resale software related to NotifyLink.   Cost of revenue decreased to $78,767 in the six-month period ended March 31, 2009 from $83,502 for the six-month period ended March 31, 2008, due to the above-referenced write-off of prepaid royalty in the three-month period ended March 31, 2008.

Our gross margin increased to 97.2% in the six-month period ended March 31, 2009, compared to a gross margin of 96.2% in the six-month period ended March 31, 2008.   The major cost component affecting gross margin is royalty expense.  With the exception of the 2008 write-off, royalty is normally applied at a constant percentage of revenues regardless of volume.  The other major costs of our business, consisting of product design and sales/support, are categorized in operating expenses and thus do not impact gross margin.

Research and development

Research and development expenses consist primarily of personnel costs and  expenses. Research and development expenses increased to $979,761 for the six-month period ended March 31, 2009, from $772,172 for the six-month period ended March 31, 2008.  Virtually all the increase is due to salaries, as we invested heavily in expanding the NotifyLink product line and readying the new NotifySync product line for launch in January 2009.  Our development efforts were devoted to improving our software product in the area of device management, porting our solution to new devices and creating new products.

We believe that our future success, if any, depends significantly on our ability to continue to enhance our existing wireless products and to develop new products. Therefore, we intend to

Sales and marketing

Sales and marketing expenses consist primarily of personnel, travel costs and sales commissions related to our sales effort of the NotifyLink product line. We use an internal sales force and a customer support staff to facilitate the NotifyLink sales process.  Sales and marketing costs increased to $1,140,770 for the six-month period ended March 31, 2009, from $901,782 for the six-month period ended March 31, 2008.   The increase in sales expense is due to additions to our sales staff and commissions on strong sales activity. There is an inherent mismatch of commission expense to revenue because a majority of our revenue is recognized over the life of the contract, whereas we record commission expense in the month the contract is signed.

We anticipate that sales and marketing expenses will increase in future quarters as we hire additional sales and customer support personnel and attempt to expand our existing referral base and create new distribution channels.

General and administrative

General and administrative expenses consist of general management and finance personnel costs, insurance expense, occupancy costs, professional fees, stock-based compensation expense and other general corporate expenses.  General and administrative expenses increased to $729,673 for the six-month period ended March 31, 2009 from $646,780 for the six-month period ended March 31, 2008. The increase in expenses was due in part to non-cash expenses of $20,175 for compensation expense due to option vesting and a $20,000 increase in bad debt reserve on the balance sheet in response to higher accounts receivable levels resulting from stronger sales.  In addition, we experienced increases in legal and corporate expenses and medical insurance costs.

We expect that general and administrative expense may continue to increase in future quarters as we adhere to the requirements mandated by the Sarbanes-Oxley Act and integrate any additional requirements imposed by future regulations.

LIQUIDITY AND CAPITAL RESOURCES

During the six-month period ended March 31, 2009, we funded our operations through a combination of our gross profit earned from revenue and existing cash balances.  Our ability to fund our recurring losses from operations depends upon success of our NotifyLink wireless e-mail notification market solutions.

A significant characteristic of our business is the sale of our products customarily in the form of annual contracts paid for upon signing with the revenue amortized over the twelve-month service period.  The unamortized contract revenue is reflected in the deferred revenue account on our balance sheet.  As our installed base grows, this practice increases the deferred revenue liability on the balance sheet provided we add new contracts faster than old contracts expire.  For example, deferred revenue increased significantly to $3,050,206 at March 31, 2009 from $2,418,235 at September 30, 2008, due to growing our installed base and improved retention of accounts that require an annual renewal.   If we continue to add new accounts and renew established accounts faster than we amortize our existing contracts, we could continue to see deferred revenue increase in the future.

The major cost of operations is comprised of (1) the engineering design of our products offered for sale and (2) the sales process of a contract that requires both direct sales effort and technical support hours to facilitate an optional 30-day trial period of our software prior to purchase.  We believe that the increase in the NotifyLink deferred revenue to $3,050,206 as of March 31, 2009 from $2,418,237 as of March 31, 2008, combined with the increases in cash and cash equivalents and accounts receivable over the same period, illustrates that total product revenue improved in the twelve-month period ended March 31, 2009.  Deferred revenue also represents the obligation to service the contracts underlying the revenue.  However, we believe the cash flow required to service the contracts is significantly less than the amortized revenue recognized each month.

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

We are currently expanding our product offerings into our current or other niche markets.  We believe that these niche markets are not adequately addressed by market competitors at the present time.   We also intend to capitalize on our ability to offer a single middleware solution for those companies deploying a variety of manufacturers’ devices on a single email system.  The success of our business operations will depend upon a continued favorable market acceptance for our wireless software products.

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

In July 2008, warrants and options to purchase our preferred stock that had been outstanding since July 2001, expired without having been exercised.  The expiration left 14,075,662 shares of common stock and options to purchase 3,353,244 shares of common stock as our only issued and outstanding securities.  There were no remaining obligations associated with the expiring warrants and options.  This simplification of our equity structure could be advantageous in the event we require additional capital.

On December 17, 2008, the Board of Directors adopted the 2008 Equity Incentive Plan (“2008 Plan”) subject to the approval of our shareholders.  The Board authorized 2,317,000 shares of the Company’s common stock to be reserved under the 2008 Plan.  Included in the 3,608,014 total outstanding options as of March 31, 2009, were 1,750,014 options granted under the 2008 Plan on December 17, 2008 to various employees.  These grants included 169,470 options exchanged for 900,000 options granted under a prior option plan.

At March 31, 2009, we had cash and cash equivalents of $1,379,080, compared to $1,038,555 at March 31, 2008.  Over the last several years, we have financed our operations primarily through revenue from operations and existing cash balances.  The net cash generated by operating activities equaled $443,569 in the six-month period ended March 31, 2009, versus net cash generated by operating activities of $255,127 in the six-month period ended March 31, 2008. The cash generated by operations in the six-month period ended March 31, 2009 was primarily due to a combination of a net loss of $153,889 and an increase in accounts receivable of $123,172, offset by an increase in deferred revenue of $631,972 and an increase in other accrued liabilities of $38,005.  The cash generated by operations in the six-month period ended March 31, 2008 was largely due to a combination of a net loss of $213,729 partially offset by an increase in deferred revenue of $253,146 and a decrease in accounts receivable of $99,458.  Although we have been cash positive in the last two fiscal years, we anticipate that we will have negative cash flow from time to time from operating activities in future periods.

Net cash used by investing activities in the six-month period ended March 31, 2009 was an outflow of $72,909 for computer purchases.  There was a net cash outflow of $78,765 from the purchase of fixed assets and accounting software in the six-month period ended March 31, 2008.

Net cash provided by financing activities was an outflow of $2,187 and an inflow of $22,418 for the six-month periods ended March 31, 2009 and 2008, respectively.  The net cash outflow for the six-month period ended March 31, 2009 was due to payments on capital leases.  The inflow for the six-month period ended March 31, 2008 was due to $27,933 from the exercise of options partially offset by $5,515 of payments on capital leases.

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

We believe the following critical accounting policies, among others, involve the more significant judgments and estimates used in the preparation of our financial statements:

We recognize revenue in accordance with the American institute of Certified Public Accountants Statement of Position (“SOP”) 97-2, “Software Revenue Recognition,” and SEC Staff Accounting Bulletin No. 104, “Revenue Recognition” (“SAB 104”).

Under SOP 97-2, we recognize software license agreements when persuasive evidence of an agreement exists, delivery of the product has occurred, the license fee is fixed or determinable and collection is probable.  Our license agreements take two basic forms.  The first form of agreement is essentially a subscription agreement that is used in connection with our hosting arrangement where we provide both the software combined with hosting services from a hardened site owned and managed by us.  The agreement generally has a fixed term and the license revenue is recognized ratably over the term of each service contract.  The second form of agreement involves the purchase of a license and a service agreement based on the Vendor Supplied Objective Evidence (“VSOE”) where only the service agreement is renewed each year.  We recognize the license portion at the point of sale for those sales where VSOE has been established and the service portion ratably over the term of the service contract. For those contracts where VSOE has not been established, the revenue of the entire contract is recognized ratably over the term of the contract.  Our sales process provides for an optional trial period prior to the agreement to purchase and no revenue is recognized during that trial period.

Under SAB 104, we recognize revenue when the title and risk of loss have passed to the customer, there is persuasive evidence of an arrangement, delivery of the product has occurred or services have been rendered, the sales price is fixed or determinable and collection is probable. Installation, when required, is commonly completed prior to an agreement to facilitate a trial of the product.  Technical assistance is available during the sales process and is unrelated to the service component portion of the final arrangement.  Revenue related to installation is recognized when the agreement is signed and the contract period has commenced.

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

Intangible Asset Risk

At March 31, 2009, we did not carry any intangible assets on our financial statements.

Equity Price Risk

At March 31, 2009, we did not own any equity investments. As a result, we do not currently have any direct equity price risk.

Commodity Price Risk

We do not enter into contracts for the purchase or sale of commodities. As a result, we do not currently have any direct commodity price risk.

Item 4T.

Controls and Procedures.

(a)

Evaluation of Disclosure Controls and Procedures.

Our chief executive officer and our chief financial officer, after evaluating our disclosure controls and procedures (as defined in the rules and regulation of the Securities and Exchange Commission under the Securities Exchange Act of 1934 (the "Exchange Act")), as of the end of the period covered by this Quarterly Report on Form 10-Q, have concluded that as of such date, our disclosure controls and procedures were effective to ensure that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms.

 (b)

Changes in Internal Controls.

During the period covered by this Quarterly Report on Form 10-Q, there were no significant changes in our internal controls over financial reporting or in other factors that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

PART II.

OTHER INFORMATION

Item 1A.

Risk Factors.

We operate in a dynamic and rapidly changing business environment that involves numerous risks and uncertainties.  The following section lists some, but not all, of these risks and uncertainties, which may have a material adverse effect on our business, financial condition or results of operations.

Risks Related to Our Business

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

We commenced operations in August 1994 and through January 1996 were engaged primarily in the sale of hardware products to the telephone market. We made the decision in fiscal 2003 to refocus our strategy on developing and selling software applications for the wireless market.  Accordingly, our business has changed substantially in recent years, making it difficult to make period-to-period comparisons of our operations and we face all of the risks and uncertainties encountered by early-stage companies. For the fiscal years ended September 30, 2008, 2007, 2006, and 2005, we incurred net losses of $287,681, $426,004, $314,892 and $557,452, respectively. We incurred a net loss of $153,889 for the six-month period ended March 31, 2009.  Although our cash flow from operations was positive in the six-month period ended March 31, 2009, we are not assured that we can maintain a positive cash flow from operating activities in future periods. We may also incur further operating losses in the future until such time, if ever, as there is a substantial increase in orders for our products and product sales generate sufficient revenue to fund our continuing operations.  There can be no assurance that sales of our products will continue to generate or maintain positive cash flow or that we will attain or thereafter sustain profitability in any future period.

We may be unable to generate the cash necessary to support a competitive level of research and development activities.

At March 31, 2009, we had an accumulated deficit of $24,816,152 and incurred a net loss for the six-month period ended March 31, 2009 of $153,889. We also had a working capital deficit at that date of $1,591,433.  Our NotifyLink products will need to sustain a favorable market acceptance in order for us to be able to continue our research and development activities and to fund operating expenses at a level required to stay competitive in our market.  Regardless, as our NotifyLink wireless product line has not generated sufficient contributions to our revenues to date to operate profitably at the current level of research and development, an increase in the level of research and development driven by market pressures could require us to obtain further financing..  Obtaining additional financing will be subject to a number of factors including market conditions, investor acceptance of our business plan, and investor sentiment.  These factors may make the timing, amount, terms and conditions of additional financing unattractive or unavailable to us.  If, in a situation that required an increase in research and development we are unable to maintain market acceptance of our wireless products or raise additional financing, we will have to significantly reduce our spending, delay or cancel planned activities or substantially change our current corporate structure.  In such an event, we intend to implement expense reduction plans in a timely manner.  However, these actions would have material adverse effects on our business, results of operations, and prospects, resulting in a possible failure of our business.

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

We continue to develop our formal referral partner channel and our international reseller partner channel.  We participate in informal referral arrangements with several wireless carriers, wireless device manufacturers and several of our collaboration partners for the sale of our NotifyLink products and services where our products assist in the sale of their products.  We have a limited direct sales force to sell our NotifyLink products and services to organizations and businesses and we rely upon both formal and informal referral arrangements to provide leads for our NotifyLink products.  To date, most of our referral arrangements are formal and we will receive referrals only to the extent that our referral partners successfully refer our products and services to potential users.  There can be no assurance that we will continue to receive referrals through our formal or informal arrangements.  Our NotifyLink solution is sold into an emerging market and although we have operated on a cash positive basis in the fiscal years ended September 30, 2008 and 2007, we have not yet achieved sufficient growth in our sales to operate profitably on an income statement basis.

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

Our products may suffer from defects.

Most of our products consist of software and services related to our wireless NotifyLink and NotifySync product lines.  Our products incorporate a mix of new and proven technology that has been tested extensively, but may still contain undetected design flaws.  A failure by us to detect and prevent a design flaw or a widespread product defect could materially adversely affect the sales of the affected product and our other products and materially adversely affect our business, financial condition and operating results.

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

Our stock price may be volatile ..

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

Dated:  May 14, 2009

/s/ Gerald W. Rice

Chief Financial Officer

(Principal Financial and Accounting Officer)