Form 10-Q
period 2009-06-30
NOTIFY TECHNOLOGY CORP
filed 2009-08-13
CIK 1031980

U. S. Securities and Exchange Commission

Washington, D.C.  20549

FORM 10-Q

(Mark One)

☒ Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended June 30, 2009
or
☐ Transition Report Pursuant to Section 13 of 15(d) of the Securities Exchange Act of 1934
For the transition period from ____________ to ______________

Commission File Number 000-23025

NOTIFY TECHNOLOGY CORPORATION

(Exact name of registrant as specified in its charter)

CALIFORNIA (State or other jurisdiction of incorporation or organization)	77-0382248 (IRS Employer Identification No.)

1054 South De Anza Blvd., Suite 202
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

Yes          ☐           No            ☐

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

Yes          ☐           No            ☒

As of June 30, 2009, there were 14,075,662 shares of common stock outstanding.

INDEX

PART I.  FINANCIAL INFORMATION (unaudited)

Item 1.            Financial Statements

NOTIFY TECHNOLOGY CORPORATION
CONDENSED BALANCE SHEETS

	June 30,	September 30,
	2009	2008
	(unaudited)	(1)
Assets
Current assets:
Cash and cash equivalents	$1,357,105	$1,010,607
Accounts receivable, net	599,665	509,735
Other current assets	24,898	39,452
Total current assets	1,981,668	1,559,794

Non-current assets
Property and equipment, net	243,332	173,224
Lease deposits	15,602	-
Total non-current assets	258,934	173,224
Total assets	$2,240,602	$1,733,018

Liabilities and shareholders' deficit
Current liabilities:
Current portion of capital lease obligations	$4,753	$4,445
Accounts payable	49,887	40,045
Accrued payroll and related liabilities	331,653	349,292
Deferred revenue	2,964,465	2,418,235
Other accrued liabilities	139,740	171,108
Total current liabilities	3,490,498	2,983,125
Long term portion of capital lease obligations	7,069	10,685
Total liabilities	3,497,567	2,993,810

Commitments and contingencies

Shareholders' deficit:
Preferred stock, $0.001 par value, 5,000,000 shares authorized, no shares outstanding	—	—
Common stock, $0.001 par value, 30,000,000 shares authorized, 14,075,662 and 13,968,995 shares issued and outstanding on June 30, 2009 and September 30, 2008, respectively	14,076	14,076
Additional paid-in capital	23,424,865	23,387,395
Accumulated deficit	(24,695,906)	(24,662,263)
Total shareholders’ deficit	(1,256,965)	(1,260,792)
Total liabilities and shareholders' deficit	$2,240,602	$1,733,018

(1) The information in this column was derived from our audited financial statements for the year ended September 30, 2008.

See accompanying Notes to Condensed Financial Statements.

NOTIFY TECHNOLOGY CORPORATION
CONDENSED STATEMENTS OF OPERATIONS

	Three-Month Periods		Nine-Month Periods
	Ended June 30,		Ended June 30,
	2009	2008	2009	2008
	(unaudited)		(unaudited)
Revenue:
Product revenue	$1,593,805	$1,144,800	$4,366,636	$3,331,443
Total revenue	1,593,805	1,144,800	4,366,636	3,331,443

Cost of revenue:
Product cost	—	2,590	8,620	11,455
Royalty payments	38,925	30,647	109,072	105,284
Total cost of revenue	38,925	33,237	117,692	116,739
Gross profit	1,554,880	1,111,563	4,248,944	3,214,705

Operating expenses:
Research and development	469,970	414,788	1,449,731	1,186,960
Sales and marketing	567,522	472,378	1,708,292	1,374,160
General and administrative	397,804	310,079	1,127,477	956,859
Total operating expenses	1,435,296	1,197,245	4,285,500	3,517,979

Income (loss) from operations	119,584	(85,682)	(36,556)	(303,274)

Other income (expense), net	662	2,615	2,913	6,479
Net income (loss)	$120,246	$(83,067)	$(33,643)	$(296,795)

Basic net income (loss) per share	$0.01	$(0.01)	$(0.00)	$(0.02)

Basic weighted average shares outstanding	14,075,662	14,075,662	14,075,662	14,046,336

Diluted weighted net income (loss) per share	$0.01	$(0.01)	$(0.00)	$(0.02)

Diluted weighted average shares outstanding	14,849,281	14,075,662	14,075,662	14,046,336

See accompanying Notes to Condensed Financial Statements.

NOTIFY TECHNOLOGY CORPORATION
CONDENSED STATEMENTS OF CASH FLOWS

	Nine-Month Periods
	Ended June 30,
	2009	2008
	(unaudited)
Cash flows provided by (used in) operating activities:
Net loss	$(33,643)	$(296,795)
Adjustments to reconcile net loss to cash provided by operating activities:
Depreciation and amortization	65,314	43,641
SFAS 123(R) expense	37,470	4,810
Changes in operating assets and activities:
Accounts receivable	(89,930)	68,654
Other current assets	2,593	22,960
Accounts payable	9,841	(10,624)
Deferred revenue	546,230	353,907
Other accrued liabilities	(52,647)	32,009
Net cash provided by (used in) operating activities	485,228	218,562

Cash flows provided by (used in) investing activities:
Purchase of property and equipment	(135,422)	(52,160)
Deposit on property and equipment	—	(56,228)
Net cash used in investing activities	(135,422)	(108,388)

Cash flows provided by (used in) financing activities:
Proceeds from exercise of options	—	27,933
Principal payments on capital lease obligations	(3,308)	(6,564)
Net cash provided by (used in) financing activities	(3,308)	21,369

Net increase (decrease) in cash and cash equivalents	346,498	131,543
Cash and cash equivalents at beginning of period	1,010,607	839,775
Cash and cash equivalents at end of period	$1,357,105	$971,318

Supplemental disclosure of cash information
Cash paid for interest	$636	$1,497
Cash paid for taxes	$850	$2,430

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

The net loss per share for the nine-month period ended June 30, 2009 was a loss of $(0.00) compared to a loss of $(0.02) for the same period in the prior year.  Options to purchase 3,608,014 and 2,773,000 shares of common stock and warrants to purchase zero and 1,871,651 shares of common stock were outstanding at June 30, 2009 and 2008, respectively. The outstanding options were included in the computation of diluted net gain per share for the three month period ended June 30, 2009 to fully dilute the earnings per share but were not included in the computation of diluted net loss for the nine-month period ended June 30, 2009 and the three and nine-month periods ended June 30, 2008, as the effect would be anti-dilutive.

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

On December 17, 2008, the Board of Directors adopted the 2008 Equity Incentive Plan (“2008 Plan”) subject to the approval of the Company's shareholders.  The Board authorized 2,317,000 shares of the Company’s common stock to be reserved under the 2008 Plan.  Included in the 3,608,014 total outstanding options as of June 30, 2009 were 1,750,014 options granted under the 2008 Plan on December 17, 2008 to various employees.  These grants included 169,470 options exchanged for 900,000 options granted under a prior option plan.

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

On October 1, 2006, we adopted Statement of Financial Accounting Standards (SFAS) No. 123 (revised 2004), “Share-Based Payment,” requiring us to recognize expense related to the fair value of our employee stock option awards. We recognize the cost of all share-based awards on a graded vesting basis over the vesting period of the award.  We recognized stock based employee compensation of $17,294 and $37,470 in the respective three and nine-month periods ended June 30, 2009.

We recognized no compensation expense during the three months ended June 30, 2009, related to the grant of options to non-employees.

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

In June 2006, the FASB issued Interpretation No. 48 (“FIN 48”), “Accounting for Uncertainty in Income Taxes,” which clarifies the accounting for uncertainty in income taxes recognized in the financial statements in accordance with FASB Statement No. 109, “ Accounting for Income Taxes”.  FIN 48 provides guidance on the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return.  FIN 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosures, and transition.  FIN 48 is effective for fiscal years beginning after December 15, 2006.  For the nine-month period ended June 30, 2009, FIN 48 has had no impact on the condensed financial statements.

In September 2006, the FASB issued Statement of Financial Accounting Standards (SFAS) No. 157, “Fair Value Measurements”.  SFAS No. 157 defines fair value, establishes a framework for measuring fair value and expands disclosures about fair value.  SFAS No. 157 is effective for fiscal years beginning after November 15, 2007.  For the nine-month period ended June 30, 2009, SFAS No. 157 has had no impact on the condensed financial statements.

In February 2007, the FASB issued Statement of Financial Accounting Standards (SFAS) No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities”,  SFAS No. 159 provides an option to report selected financial assets and financial liabilities using fair value.  The standard establishes required presentation and disclosures to facilitate comparisons with companies that use different measurements for similar assets and liabilities.  SFAS No. 159 is effective for fiscal years beginning after November 15, 2007.  For the nine-month period ended June 30, 2009, SFAS No. 159 has had no impact on the condensed financial statements..

In December 2007, the FASB issued SFAS No. 141 (revised 2007), "Business Combinations" ("SFAS 141R"). SFAS 141R establishes principles and requirements for how an acquirer recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, any noncontrolling interest in the acquiree and the goodwill acquired. SFAS 141R also establishes disclosure requirements to enable the evaluation of the nature and financial effects of the business combination. SFAS 141R is effective for fiscal years beginning after December 15, 2008. For the nine-month period ended June 30, 2009, SFAS No. 141R has had no impact on the condensed financial statements.

NOTIFY TECHNOLOGY CORPORATION
Notes to Condensed Financial Statements
(Unaudited)

In December 2007, the FASB issued SFAS No. 160, "Noncontrolling Interests in Consolidated Financial Statements—an amendment of Accounting Research Bulletin No. 51" ("SFAS 160"). SFAS 160 establishes accounting and reporting standards for ownership interests in subsidiaries held by parties other than the parent, the amount of consolidated net income attributable to the parent and to the noncontrolling interest, changes in a parent's ownership interest, and the valuation of retained noncontrolling equity investments when a subsidiary is deconsolidated. SFAS 160 also establishes disclosure requirements that clearly identify and distinguish between the interests of the parent and the interests of the noncontrolling owners. SFAS 160 is effective for fiscal years beginning after December 15, 2008. For the nine-month period ended June 30, 2009, SFAS No. 160 has had no impact on the condensed financial statements.

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

In May 2009, the FASB issued SFAS No. 165, “Subsequent Events”.  This Statement addresses accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or available to be issued.  SFAS No. 165 requires disclosure of the date through which an entity has evaluated subsequent events and the basis for that date, the date issued or date available to be issued.  The Company adopted this Statement in the third fiscal quarter of 2009.  The Company evaluated subsequent events through the date the accompanying financial statements were issued, which was August 14, 2009. There have been no subsequent events required to be disclosed unter this guidance.

In June 2009, the FASB issued SFAS No. 168 “The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles – A Replacement of SFAS No. 162”.  SFAS No. 168 establishes the FASB Accounting Standards Codification as the source of authoritative U.S. generally accepted accounting principles (GAAP) recognized by the FASB to be applied by nongovernmental entities.  According to SFAS No. 168, rules and interpretive releases of the Securities and Exchange Commission (SEC) under authority of federal securities laws are also sources of authoritative GAAP for SEC registrants.  On the effective date of this Statement, the Codification will supersede all then-existing non-SEC accounting and reporting standards.  All other nongrandfathered non-SEC accounting literature not included in the Codification will become nonauthoritative.  This Statement is effective for financial statements issued for interim and annual periods ending after September 15, 2009.  The Company does not expect any significant financial impact upon adoption of SFAS No. 168.

NOTIFY TECHNOLOGY CORPORATION
Notes to Condensed Financial Statements
(Unaudited)

7.	REVENUE RECOGNITION POLICY

The Company recognizes revenue in accordance with the American Institute of Certified Public Accountants Statement of Position (“SOP”) 97-2, “Software Revenue Recognition,” and SEC Staff Accounting Bulletin No. 104, “Revenue Recognition” (“SAB 104”).

Under SOP 97-2, the Company recognizes software license agreements when persuasive evidence of an agreement exists, delivery of the product has occurred, the license fee is fixed or determinable and collection is probable.  The Company’s license agreements take two basic forms.  The first form of agreement is essentially a subscription agreement that is used in connection with the Company’s hosting arrangement where the Company provides the software combined with hosting services from a hardened site owned and managed by it.  The agreement generally has a fixed term and the license revenue is recognized ratably over the term of each service contract.  The second form of agreement involves the purchase of a license and a service agreement based on the Vendor Supplied Objective Evidence (“VSOE”) where only the service agreement is renewed each year.  The Company recognizes the license portion at the point of sale for those sales where VSOE has been established and the service portion ratably over the term of the service contract. For those contracts where VSOE has not been established, the revenue of the entire contract is recognized ratably over the term of the contract.  The Company’s sales process provides for an optional trial period prior to the agreement to purchase and no revenue is recognized during that trial period.

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

NOTIFY TECHNOLOGY CORPORATION
Notes to Condensed Financial Statements
(Unaudited)

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

We completed our initial public offering in September 1997, receiving net proceeds of approximately $6.2 million. Prior to our initial public offering, our working capital requirements were met through the sale of equity and debt securities in private placements and, to a lesser extent, product revenue and a line of credit. We have sustained significant operating losses in every fiscal period from inception through the fiscal quarter ended March 31, 2009 and expect to incur quarterly operating losses in the future. Our limited operating history makes the prediction of future operating results difficult if not impossible. Future operating results will depend on many factors, including the demand for our products, the level of product and price competition, and our ability to develop and market new products and control costs. There can be no assurance that our revenues will grow or be sustained in future periods or that we will ever achieve profitability.

RESULTS OF OPERATIONS

Three-Month Periods Ended June 30, 2009 and 2008

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

NOTIFY TECHNOLOGY CORPORATION

Our revenues increased 39% to $1,593,805 in the three-month period ended June 30, 2009, from $1,144,800 in the three-month period ended June 30, 2008.  The increase in revenue was attributed to growth in our NotifyLink product line and the addition of our NotifySync product in Jaunuary 2009.  We also believe that the growth in acceptance of cloud computing has led to an increase in sales of our on-demand product.

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

Our new NotifySync™ gives BlackBerry® users secure, real-time, wireless synchronization of Email and PIM with their ActiveSync Server. NotifySync provides direct connect support to several email platforms namely Axigen Mail Server, CommuniGate Pro Mail Server, Microsoft Exchange, Kerio Mail Server, and the Zimbra Collaboration Suite. Organization receive through NotifySync a synchronization solution that offers them support on all popular cellular voice and data networks as well as any 802.11x wireless network.

We sell our products primarily in the United States directly to business users and resellers.  Certain domestic customers have deployed our product to international sites, demonstrating NotifyLink’s ability to link our customers’ email across international boundaries. We also have limited direct sales internationally and sell primarily through resellers.  We launched an ecommerce site in January 2009 to provide our new NotifySync product to the general market.

Cost of revenue

Cost of revenue consists of the royalty expense to NCR for certain technology utilized in our NotifyLink product and the cost of resale software related to NotifyLink. Cost of revenue increased to $38,925 in the three-month period ended June 30, 2009, from $33,237 for the three-month period ended June 30, 2008. The increase in the cost of revenue was due to the NCR royalty. We are very close to finishing paying for a fully-paid license with NCR.  We made the agreement with NCR in 2003 and expect to make the final payment in the fiscal quarter ending September 30, 2009.

Our gross margin increased to 97.6% in the three month period ended June 30, 2009, compared to a gross margin of 97.1% in the three-month period ended June 30, 2008.  The major cost component affecting gross margin is royalty expense.  The royalty is applied at a constant percentage of revenues regardless of volume The other major costs of our business, consisting of product design and sales/support, are categorized in operating expenses and thus do not impact gross margin.

Research and development

Research and development expenses consist primarily of personnel costs and expenses. Research and development expenses increased to $469,970 for the three-month period ended June 30, 2009, from $414,788 for the three-month period ended June 30, 2008.  Virtually all the increase is due to salaries, as we invested heavily in expanding the NotifyLink product line and readying the new NotifySync product line that launched in January 2009.  Our development efforts were devoted to improving our software product in the area of device management, porting our solution to new devices and creating new products.

NOTIFY TECHNOLOGY CORPORATION

We believe that our future success, if any, depends significantly on our ability to continue to enhance our existing wireless products and to develop new products. Therefore, we intend to continue to incur research and development costs for the foreseeable future.

Sales and marketing

Sales and marketing expense consists primarily of personnel, travel costs and sales commissions related to our sales and marketing efforts.  We use an internal sales force and a customer support staff to facilitate the NotifyLink sales process.  Sales and marketing costs increased to $567,522 for the three-month period ended June 30, 2009, from $472,378 for the three-month period ended June 30, 2008.  The increase in sales expense is due to additions to our sales staff and commissions on strong sales activity. There is an inherent mismatch of commission expense to revenue because a majority of our revenue is recognized over the life of the contract, whereas we record commission expense in the month the contract is signed.

We anticipate that sales and marketing expenses will increase in future quarters as we hire additional sales and customer support personnel and attempt to expand our existing and create new distribution channels.

General and administrative

General and administrative expense consists of general management and finance personnel costs, option vesting expense, insurance expense, rent expense, professional fees and other general corporate expenses.  General and administrative expenses increased to $397,804 for the three-month period ended June 30, 2009, from $310,079 for the three-month period ended June 30, 2008.  The increase was largely due to non-cash expenses of $17,295 for compensation expense due to option vesting and a $29,912 in legal expenses related to shareholder matters.

We expect that general and administrative expense may continue to increase in future quarters as we adhere to the requirements mandated by the Sarbanes-Oxley Act and integrate any additional requirements imposed by future regulations.

Nine-Month Periods Ended June 30, 2009 and 2008

Revenue

Revenue for the nine-month period ended June 30, 2009 increased 31% to $4,366,636 from $3,331,443 for the nine-month period ended June 30, 2008.  A majority of our revenue in both periods was derived from domestic sources, centering largely on IMAP based email systems and Novell GroupWise environments.  Sales to users of iPhones also improved our revenues over the nine-month period ended June 30, 2009.

Cost of revenue

Cost of revenue consists of the royalty expense to NCR for certain technology utilized in our NotifyLink product and the cost of resale software related to NotifyLink.   Cost of revenue increased to $117,692 in the nine-month period ended June 30, 2009 from $116,739 for the nine-month period ended June 30, 2008.

Our gross margin increased to 97.3% in the nine-month period ended June 30, 2009, compared to a gross margin of 96.5% in the nine-month period ended June 30, 2008.   The major cost component affecting gross margin has been royalty expense.  The other major costs of our business, consisting of product design and sales/support, are categorized in operating expenses and thus do not impact gross margin.

Research and development

Research and development expenses consist primarily of personnel costs and  expenses. Research and development expenses increased to $1,449,731 for the nine-month period ended June 30, 2009, from $1,186,960 for the nine-month period ended June 30, 2008.  Virtually all the increase is due to salaries, as we invested heavily in expanding the NotifyLink product line and readying the new NotifySync product line for launch in January 2009.  Our development efforts were devoted to improving our software product in the area of device management, porting our solution to new devices and creating new products.

NOTIFY TECHNOLOGY CORPORATION

We believe that our future success, if any, depends significantly on our ability to continue to enhance our existing wireless products and to develop new products. Therefore, we intend to continue to incur research and development costs for the foreseeable future

Sales and marketing

Sales and marketing expenses consist primarily of personnel, travel costs and sales commissions related to our sales effort of the NotifyLink product line. We use an internal sales force and a customer support staff to facilitate the NotifyLink sales process.  Sales and marketing costs increased to $1,708,291 for the nine-month period ended June 30, 2009, from $1,374,160 for the nine-month period ended June 30, 2008.  The increase in sales expense is due to additions to our sales staff, travel and show cost to market our products and commissions on strong sales activity. There is an inherent mismatch of commission expense to revenue because a majority of our revenue is recognized over the life of the contract, whereas we record commission expense in the month the contract is signed.

We anticipate that sales and marketing expenses will increase in future quarters as we hire additional sales and customer support personnel and attempt to expand our existing referral base and create new distribution channels.

General and administrative

General and administrative expenses consist of general management and finance personnel costs, insurance expense, occupancy costs, professional fees, stock-based compensation expense and other general corporate expenses.  General and administrative expenses increased to $1,127,477 for the nine-month period ended June 30, 2009 from $956,859 for the nine-month period ended June 30, 2008. The increase in expenses was due in part to $37,470 in non-cash compensation expense due to option vesting, a $20,000 increase in bad debt reserve on the balance sheet in response to higher accounts receivable levels resulting from stronger sales.  In addition, we experienced increases in legal and corporate expenses and medical insurance costs.

We expect that general and administrative expense may continue to increase in future quarters as we adhere to the requirements mandated by the Sarbanes-Oxley Act and integrate any additional requirements imposed by future regulations.

LIQUIDITY AND CAPITAL RESOURCES

During the nine-month period ended June 30, 2009, we funded our operations through a combination of our gross profit earned from revenue and existing cash balances.  Our ability to fund our recurring losses from operations depends upon success of our NotifyLink wireless e-mail notification market solutions.

A significant characteristic of our business is the sale of our products customarily in the form of annual contracts paid for upon signing with the revenue amortized over the twelve-month service period.  The unamortized contract revenue is reflected in the deferred revenue account on our balance sheet.  As our installed base grows, this practice increases the deferred revenue liability on the balance sheet provided we add new contracts faster than old contracts expire.  For example, deferred revenue increased significantly to $2,964,465 at June 30, 2009 from $2,418,235 at September 30, 2008, due to growing our installed base and improved retention of accounts that require an annual renewal.   If we continue to add new accounts and renew established accounts faster than we amortize our existing contracts, we could continue to see deferred revenue increase in the future.

NOTIFY TECHNOLOGY CORPORATION

The major cost of operations is comprised of (1) the engineering design of our products offered for sale and (2) the sales process of a contract that requires both direct sales effort and technical support hours to facilitate an optional 30-day trial period of our software prior to purchase.  We believe that the increase in the NotifyLink deferred revenue to $2,964,465 for the nine-month period ended June 30, 2009 from $2,480,425 for the nine-month period ended June 30, 2008, combined with the increases in cash and cash equivalents and accounts receivable over the same period, illustrates that total product sales improved in the nine-month period ended June 30, 2009.  Deferred revenue also represents the obligation to service the contracts underlying the revenue.  However, we believe the cash flow required to service the contracts is significantly less than the amortized revenue recognized each month.

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

On December 17, 2008, the Board of Directors adopted the 2008 Equity Incentive Plan (“2008 Plan”) subject to the approval of our shareholders.  The Board authorized 2,317,000 shares of the Company’s common stock to be reserved under the 2008 Plan.  Included in the 3,608,014 total outstanding options as of June 30, 2009, were 1,750,014 options granted under the 2008 Plan on December 17, 2008 to various employees.  These grants included 169,470 options exchanged for 900,000 options granted under a prior option plan.

At June 30, 2009, we had cash and cash equivalents of $1,357,105, compared to $971,318 at June 30, 2008.  Over the last several years, we have financed our operations primarily through revenue from operations and existing cash balances.  The net cash generated by operating activities equaled $485,228 in the nine-month period ended June 30, 2009, versus net cash generated by operating activities of $218,562 in the nine-month period ended June 30, 2008. The cash generated by operations in the nine-month period ended June 30, 2009 was primarily due to a combination of a net loss of $33,643, an increase in accounts receivable of $89,930 and an increase in other accrued liabilities of $52,647, offset by an increase in deferred revenue of $546,230.  The cash generated by operations in the nine-month period ended June 30, 2008 was largely due to a combination of a net loss of $296,795 offset by an increase in deferred revenue of  $353,907, a decrease in accounts receivable of $68,654 and an increase in accrued liabilities of $32,009.  Although we have been cash positive in the last two fiscal years, we anticipate that we will have negative cash flow from time to time from operating activities in future periods.

Net cash used by investing activities in the nine-month period ended June 30, 2009 was an outflow of $134,422 for computer and office furniture purchases.  There was a net cash outflow of $108,388 from the purchase of fixed assets and accounting software in the nine-month period ended June 30, 2008.

Net cash provided by financing activities was an outflow of $3,308 and an inflow of $21,369 for the nine-month periods ended June 30, 2009 and 2008, respectively.  The net cash outflow for the nine-month period ended June 30, 2009 was due to payments on capital leases.  The inflow for the nine-month period ended June 30, 2008 was due to $27,933 from the exercise of options partially offset by $6,564 of payments on capital leases.

NOTIFY TECHNOLOGY CORPORATION

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

NOTIFY TECHNOLOGY CORPORATION

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

Intangible Asset Risk

At June 30, 2009, we did not carry any intangible assets on our financial statements.

Equity Price Risk

At June 30, 2009, we did not own any equity investments. As a result, we do not currently have any direct equity price risk.

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

For the fiscal years ended September 30, 2008, 2007, 2006, and 2005, we incurred net losses of $287,681, $426,004, $314,892 and $557,452, respectively. We also incurred a net loss of $33,643 for the nine-month period ended June 30, 2009.  Although our cash flow from operations was positive in the nine-month period ended June 30, 2009, we are not assured that we can maintain a positive cash flow from operating activities in future periods. We may also incur further operating losses in the future until such time, if ever, as there is a substantial increase in orders for our products and product sales generate a pattern of sufficient revenue to fund our continuing operations.  There can be no assurance that sales of our products will continue to generate or maintain positive cash flow or that we will attain or thereafter sustain profitability in any future period.

We may be unable to generate the cash necessary to support a competitive level of research and development activities.

At June 30, 2009, we had an accumulated deficit of $24,695,906 and incurred a net loss for the nine-month period ended June 30, 2009 of $33,643. We also had a working capital deficit at that date of $1,508,830.  Our NotifyLink and NotifySync products will need to sustain a favorable market acceptance in order for us to be able to continue our research and development activities and to fund operating expenses at a level required to stay competitive in our market.  Regardless, even though our NotifyLink wireless product line has generated sufficient contributions to our revenues to date to operate profitably at the current level of research and development, an increase in the level of research and development driven by market pressures could require us to obtain further financing.  Obtaining additional financing will be subject to a number of factors including market conditions, investor acceptance of our business plan, and investor sentiment.  These factors may make the timing, amount, terms and conditions of additional financing unattractive or unavailable to us.  If, in a situation that required an increase in research and development we are unable to maintain market acceptance of our wireless products or raise additional financing, we will have to significantly reduce our spending, delay or cancel planned activities or substantially change our current corporate structure.  In such an event, we intend to implement expense reduction plans in a timely manner.  However, these actions would have material adverse effects on our business, results of operations, and prospects, resulting in a possible failure of our business.

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

We continue to develop our formal referral partner channel and our international reseller partner channel.  We participate in informal referral arrangements with several wireless carriers, wireless device manufacturers and several of our collaboration partners for the sale of our NotifyLink products and services where our products assist in the sale of their products.  We have a limited direct sales force to sell our NotifyLink products and services to organizations and businesses and we rely upon both formal and informal referral arrangements to provide leads for our NotifyLink products.  To date, most of our referral arrangements are formal and we will receive referrals only to the extent that our referral partners successfully refer our products and services to potential users.  There can be no assurance that we will continue to receive referrals through our formal or informal arrangements.  Our NotifyLink solution is sold into an emerging market and although we have operated on a cash positive basis in the fiscal years ended September 30, 2008 and 2007, we have not yet achieved a sufficient history of operating profitably on an income statement basis.

NOTIFY TECHNOLOGY CORPORATION

We are expanding our distribution channels for our wireless products by participating in national and regional trade shows and promotions with strategic partners across the United States and Europe.  We cannot predict whether these activities will result in increased wireless revenue.  We also have limited international sales due to limited resources to build a reseller network.  Our management will need to expend time and effort to develop these channels.  Our customer profile generally consists of a large number of small to medium business customers thereby reducing our dependence on any one customer.  We have expanded our internal sales force in response. We also launched a ecommerce site in May 2009 to sell our NotifySync product to the general market.  We are building experience selling into the wireless market but make use of modest marketing and distribution programs to expand our distribution channels and any marketing efforts undertaken by or on behalf of us may not be successful.

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

NOTIFY TECHNOLOGY CORPORATION

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

NOTIFY TECHNOLOGY CORPORATION

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

NOTIFY TECHNOLOGY CORPORATION

PART II.        OTHER INFORMATION

Item 4    Submission of Matters toa Vote of Security Holders

We held an Annual Meeting of Shareholders on April 28, 2009.  The meeting was adjourned until May 29, 2009 when a quorm was present and the meeting was completed.  Out of 14,075,662 shares of Common Stock entitled to vote at such Annual Meeting, there were present in person or by proxy 11,833,389 shares of common stock.  At the Annual Meeting, the holders of our common stock approved the following proposals:

(1)
The elections of Paul F. DePond, David A. Brewer and Mark Frappier as directors of Notify Technology Corporation for the ensuing year and until their successors are elected.  The vote for the nominated directors was as follows:

Paul F. DePond, 10,779,465 votes cast for and 5,000 votes against; David A. Brewer, 10,778,760 votes cast for and 5,705 votes against, Mark Frappier 10,784,465 votes cast for and no votes against.

(2)
To approve the Notify Technology Corporation 2008 Equity Incentive Plan (the “2008 Equity Plan”) to replace our 1997 Stock Plan as it has expired.  The intial number of shares issuable under the 2008 Equity Plan is 2,317,000.  The vote for approving the 2008 Equity Plan was as follows:

9,389,706 votes were cast for and 26,300 votes against with 1,368,459 broker non-votes.

(3)
To amend our Bylaws to modify the number of members of our Board of Directors to a range between three and five, with the exact number of directors to be fixed by a resolution of the Board. The vote for amending the Bylaws was as follows:

10,777,572 votes were cast for and 6,592 votes were cast against with 300 votes abstaining.

(4)
The ratification of the appointment of L.L. Bradford & Company, LLC as our independent auditors of the Company for the fiscal year ending September 30, 2009.  The vote for ratification of L.L. Bradford & Company, LLC was as follows:

10,784,465 votes were cast for, no votes were cast against and no votes abstaining.

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

Dated: August 13, 2009

/s/ Gerald W. Rice
Chief Financial Officer
(Principal Financial and Accounting Officer)