Form 10-K
period 2009-09-30
NOTIFY TECHNOLOGY CORP
filed 2009-12-29
CIK 1031980

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Form 10-K
ANNUAL REPORTS PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
(Mark One)
☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended: September 30, 2009
OR
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from to

Commission file number 000-23025

Notify Technology Corporation
(Exact name of registrant as specified in its charter)
California (State or other jurisdiction of incorporation or organization)	77-0382248 (I.R.S. Employer Identification Number)
1054 S. De Anza Blvd., Suite 105, San Jose, California (Address of principal executive offices)	95129 (Zip code)

Registrant’s telephone number, including area code:
(408) 777-7920

Securities registered pursuant to Section 12(b) of the Act:  None

Securities registered pursuant to Section 12(g) of the Act:

Common Stock, $0.001 par value

(Title of Class)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐  No ☑

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐  No ☑

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑   No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes ☐   No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act (check one):

Large Accelerated Filer ☐	Accelerated Filer ☐	Non-Accelerated Filer ☐ (Do not check if a smaller reporting company)	Smaller Reporting Company ☑

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐  No ☑

The aggregate market value of the voting and non-voting Common Stock held by non-affiliates of the registrant as of March 31, 2009 (the last business day of the registrant’s most recently completed second fiscal quarter) was $ 1,641,666 based upon the closing sales price reported for such date on the OTC Bulletin Board. For purposes of this disclosure, shares of Common Stock held by persons who hold more than 5% of the outstanding shares of Common Stock and shares held by officers and directors of the registrant have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily conclusive for other purposes.

At December 3, 2009, registrant had 14,075,662 outstanding shares of Common Stock.

Documents Incorporated By Reference:  None

FORWARD LOOKING STATEMENTS

You should read the following discussion in conjunction with our audited financial statements and the notes thereto that appear elsewhere in this Annual Report on Form 10-K.  The following discussion contains forward-looking statements, within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, which involve risks and uncertainties.  Forward-looking statements generally include words such as “may,” “will,” “plans,” “seeks,” “expects,” “anticipates,” “outlook,” “intends,” “believes” and words of similar import as well as the negative of those terms. In addition, any statements that refer to expectations, projections or other characterizations of future events or circumstances, including any underlying assumptions, are forward-looking statements.  All forward-looking statements included in this Annual Report on Form 10-K, including, but not limited to, statements regarding the future growth of our wireless product line; statements regarding future revenues from our products; statements regarding future financings; statements regarding future costs; statements regarding future research and development efforts; statements regarding competition in the market for wireless products; statements regarding future patent applications; statements regarding future financial results; and statements regarding future plans to extend our product line; are based on current expectations and are subject to important factors that could cause actual results to differ materially from those projected in the forward-looking statements.  Such important factors include, but are not limited to, those discussed below under “Risk Factors” and elsewhere in this Annual Report and in other documents we file with the U.S. Securities and Exchange Commission.

PART I

ITEM 1.  Business.

Business History and Overview

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

Since 2004, a majority of our revenues have come from our wireless software product line. Wireless products contributed 100% of our total revenues in fiscal 2009 and fiscal 2008.  We sell our products primarily through direct sales in the United States and Canada and through resellers internationally.

Our wireless enterprise synchronization product is the only integrated solution providing organizations a single solution to simultaneously support any BlackBerry, iPhone, Palm and Windows Mobile device.  Our solution is network independent thereby offering unparalleled flexibility to change devices or networks as technology develops or user needs evolve.  In addition, we are the only official provider of wireless email and PIM synchronization middleware supporting BlackBerry wireless devices other than Research In Motion Limited (“RIM”). We have an ISV partnership agreement with RIM supporting our ability to provide email and PIM synchronization to BlackBerry users on over 13 different email platforms. Our NotifyLink Enterprise product provides wireless synchronization for email, calendar, contacts and task information and features an “On-Premise” Edition and an “On-Demand” Edition. Both Editions can be integrated into an organization’s existing network while offering broad wireless device support. Our NotifySnyc product is a non-server based product that provides BlackBerry users with wireless synchronization for email, calendar, contacts and task information and features using ActiveSync.

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

The On-Demand Edition product Edition provides users with the same features as the NotifyLink On-Premise Edition without the need to install a NotifyLink server on the customer’s premises.  The NotifyLink On-Demand Edition is a cloud based product particularly well suited for smaller user organizations seeking a comprehensive wireless synchronization solution while minimizing infrastructure costs and IT resources.

Our new NotifySync™ gives BlackBerry® users secure, real-time, wireless synchronization of Email and PIM with their ActiveSync Server. NotifySync provides direct connect support to several email platforms; namely, Axigen Mail Server, CommuniGate Pro Mail Server, Microsoft Exchange, Kerio Mail Server, and the Zimbra Collaboration Suite. Organizations receive through NotifySync a synchronization solution that offers them support on all popular cellular voice and data networks as well as any 802.11x wireless network.

For wireless device users, NotifyLink and NotifySync provides support for a variety of wireless networks including cellular networks such as CDMA/1XRTT/EVDO, GSM/GPRS/EDGE, and all fixed wireless networks using 802.11x technology.

Products

NotifyLink Enterprise (“NotifyLink”)

NotifyLink Enterprise is comprised of the NotifyLink Enterprise On-Premise Edition and the NotifyLink Enterprise On-Demand Edition. NotifyLink has been designed to address the needs of organizations of all sizes.

Using either of the NotifyLink Enterprise Editions, mobile users can read, compose, reply, forward, mark as read, and delete email messages from their mobile devices. NotifyLink provides a user with “automatic” synchronization of emails sent to the end user’s email mailbox and all emails originated, forwarded and replied to from the mobile device will be synchronized with the user’s desktop.  NotifyLink is device agnostic because email users are provided with a platform-specific smart client, which is loaded on the mobile device. Once the platform-specific smart client mobile device is installed on the user’s wireless device and the NotifyLink enterprise server is installed, the user is able to open his or her email, read it and then perform any number of operations including replying, forwarding, and even deleting the email.  NotifyLink supports attachment download and upload for Palm, Windows Mobile, and BlackBerry mobile devices. NotifyLink also supports the ability to forward attachments.  NotifyLink provides bi-directional mobile synchronization of the user’s calendar, contacts, and tasks regardless of whether the information was entered on the mobile device or at the user’s desktop. The transmitted information keeps personal calendars continually up to date at both the client server level and the mobile device level.

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

All email and PIM is stored behind an organization’s firewall while delivery of information to and from the wireless devices is encrypted utilizing either Triple Data Encryption Standard (TDES) or Advanced Encryption Standard (AES) encryption algorithms.  AES is a Federal Information Processing Standard that specifies a cryptographic algorithm for use by U.S. Government organizations to protect sensitive, unclassified information.  Information security is increased because NotifyLink supports both TDES and the latest AES.

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

 NotifyLink Enterprise On-Demand Edition

In November 2004, we launched our NotifyLink On-Demand Edition for Novell GroupWise.  In March 2005, we launched the NotifyLink On-Demand Edition for Microsoft Exchange. Since then, we have continued to expand the number of collaboration suites and devices we support.  We added the Apple iPhone device and Google Enterprise collaboration suite in fiscal 2008. The NotifyLink On-Demand Edition provides the same wireless synchronization of email, calendar, contacts and task information as our NotifyLink On-Premise Edition, except without the need of any hardware or software on-premise.  The NotifyLink On-Demand Edition provides wireless synchronization services and support from a hardened data center that provides users a high level of reliability and availability.  It remotely accesses email and PIM data from the customer email collaboration suite and synchronizes to a user’s BlackBerry, iPhone, Palm or Windows Mobile wireless device.  The NotifyLink On-Demand Edition provides organizations with a simple solution to their immediate mobility needs.  It was designed as a cost efficient alternative for customers whose universe of wireless users does not justify an internal server or who do not have the internal IT resources to maintain a NotifyLink Enterprise server.  The NotifyLink On-Demand Edition is also targeted at organizations interested in outsourcing the wireless synchronization of email and PIM.

NotifySync

Our new NotifySync™ for BlackBerry® provides users with secure, real-time, wireless synchronization of Email and PIM directly connecting to any email platform that supports Exchange ActiveSync.  Notify licensed the Exchange ActiveSync protocol from Microsoft in 2009 which is used in the NotifySync product. The NotifySync solution provides additional functionality in the areas of security and device management as defined by the Exchange ActiveSync protocol. Today, NotifySync supports several email platforms; namely, the Axigen Mail Server, CommuniGate Pro Mail Server, Microsoft Exchange, Kerio Mail Server, and the Zimbra Collaboration Suite. As other email platforms supporting Exchange ActiveSync come to market NotifySync will increase is support to these new platforms. NotifySync works with any BlackBerry wireless device on all popular cellular voice and data networks as well as any 802.11x wireless network.

Sales, Marketing and Distribution

We are expanding our customer base by gathering leads through several channels. We have an inside sales force that handles leads generated from our corporate web site, the web sites of our collaboration suite and device partners where we maintain a presence, referrals from referral partners with whom we have agreements, wireless carriers and device manufacturers such as RIM and Palm, Inc.  Other partners such as Sun Microsystems, Inc. and Oracle recommend NotifyLink as the primary full featured mobility solution to their customers.   We will continue to receive referrals from these channel partners only to the extent that they successfully refer our products and services to interested customers. In addition, we attend a variety of trade shows and conferences which also generate leads for our wireless products.

Our NotifyLink installed base consists of numerous contracts sold directly to individual companies.  We typically sell contracts on an annual basis.  This means that we observe revenue recognition rules that spread the recognition of revenue from the sales of any one month ratably over the term of each contract; commonly a twelve-month period.  Because of this practice, any significant increase or decrease in sales in any one period resulting from sales or marketing programs is reflected as a gradual increase or decrease in revenues.

Technical and Marketing Support

We have developed product collateral, expanded marketing programs and improved web-site customer assistance to supplement customer support organization for our NotifyLink and NotifySync products.  Marketing and collateral  programs include product awareness branding and product training through various media such as Notify web-site marketing, strategic partner web-site marketing, regional, national and international trade shows, strategic partner regional user meetings, carrier training seminars, webinars, user market surveys and a monthly newsletter.

We provide customer technical support and remote product installation assistance for our NotifyLink and NotifySync customers.  We maintain a hosting center for our product lines in Ohio. We also provide the support to maintain up-time requirements for our NotifyLink On-Demand products.

Research and Development

We incurred $1,917,614 and $1,620,526 in research and development expenses in fiscal 2009 and 2008, respectively.  The increase in our investment in fiscal 2009 reflected our focus on engineering to maintain and develop new products. This focus resulted from our strategy to provide support for new devices as they are released to the market and develop our NotifySync product, thereby creating the need to expand design and testing capabilities.  The combination of developing our NotifySync product and the release into the market of numerous new devices by device manufacturers taxed our ability to support new products and assure backward compatibility to aging devices.  We increased the size of our test department to respond to the demand in a timely manner.  We believe that our future success, if any, depends significantly on our ability to continue to enhance our existing wireless products and to develop new products. Therefore, we intend to continue to incur significant research and development costs.  We expect that the main focus of our research and development efforts will remain in wireless software.

Competition

We believe the market for our wireless products is extremely competitive for certain platforms and less competitive for others. Several companies offer wireless solutions and alternatives for Novell GroupWise and Microsoft Exchange.  The market for Zimbra, Kerio and CommuniGate offers users multiple alternatives including our NotifyLink solution.  We believe our NotifyLink solution is more complete and includes advanced features not available in alternative solutions and appeals to those customers who require or desire the advanced features.  In the markets for Sun, Oracle, Mirapoint and Meeting Maker, we have little to no competition at this time. Many customers may not need the full functionality of our NotifyLink solution and may be satisfied with more basic synchronization functionally offered at no charge by our collaboration suite partners.  Our new NotifySync product is sold to a niche market of BlackBerry users who desire to operate in an ActiveSync™ environment.  The NotifySync product is a non-server based product whose targeted audience is BlackBerry users in an Exchange or Google environment using ActiveSync.

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

In August 2006, we entered into an ISV Partnership with RIM, the maker of the BlackBerry hand-held device, to provide email and PIM synchronization to any of the alternative email collaboration suites we support.  Our agreement with RIM is renewable annually.

We may be involved from time to time in litigation to determine the enforceability, scope and validity of any of our proprietary rights or of third parties asserting infringement claims against us.  These claims could result in substantial cost to us and could divert our management and technical personnel away from their normal responsibilities.

In November 2003, we entered into a non-exclusive license agreement with NCR that allows us to offer certain product features on our NotifyLink Enterprise Editions that are covered by a patent held by NCR.   This agreement requires a royalty payment on Enterprise revenue subject to the patent.  The agreement contains a $500,000 cap on the aggregate royalty to be paid and an exit clause if we were to no longer sell our NotifyLink Enterprise Editions.  We paid $110,981 in royalties under this agreement in the year ended September 30, 2009 compared to $123,645 in the year ended September 30, 2008.  We completely paid the $500,000 cap as of September 30, 2009 and now hold a fully paid up non-exclusive right for the use of the NCR patent.

Employees

As of September 30, 2009, we employed 67 persons of whom 27 were engaged in research and development, 15 in sales and marketing, 16 in customer service, and nine in general administration and finance. All but two of these employees are employed on a full-time basis.  None of our employees are currently represented by a labor union. We consider our relations with our employees to be good.

ITEM 1A.  Risk Factors.

Risks Related to Our Business

We have a history of losses, and there is no assurance of future profitability.

We commenced operations in August 1994 and through January 1996 were engaged primarily in the sale of hardware products to the telephone market. We made the decision in fiscal 2003 to refocus our strategy on developing and selling software applications for the wireless market.  Accordingly, our business has changed substantially in recent years, making it difficult to make period-to-period comparisons of our operations and we face all of the risks and uncertainties encountered by early-stage companies.  For the fiscal year ended September 30, 2009 we had net income of $70,685.  For the fiscal years ended September 30, 2008, 2007 and 2006, we incurred net losses of $287,680, $426,004, and $314,892, respectively. Although our cash flows from operations were positive in the years ended September 30, 2009, 2008 and 2007, we are not assured that we can maintain a positive cash flow from operating activities in future periods. There can be no assurance that sales of our products will continue to generate or maintain a positive cash flow or that we will attain or thereafter sustain profitability in any future period.

We may be unable to generate the cash necessary to support a competitive level of research and development activities.

At September 30, 2009, we had an accumulated deficit of $24,591,578 and incurred net income for the year ended September 30, 2009 of $70,685. We also had a working capital deficit at that date of $1,254,268.  Our NotifyLink and NotifySync products will need to sustain a favorable market acceptance in order for us to be able to continue our research and development activities and to fund operating expenses at a level required to stay competitive in our market.  Regardless, as our wireless product lines have only generated sufficient contributions to our revenues to date to operate profitably at the current level of research and development for the last fiscal year, an increase in the level of research and development driven by market pressures could require us to obtain further financing.  Obtaining additional financing will be subject to a number of factors including market conditions, investor acceptance of our business plan, and investor sentiment.  These factors may make the timing, amount, terms and conditions of additional financing unattractive or unavailable to us.  If, in a situation that required an increase in research and development we are unable to maintain market acceptance of our wireless products or raise additional financing, we will have to significantly reduce our spending, delay or cancel planned activities or substantially change our current corporate structure.  In such an event, we intend to implement expense reduction plans in a timely manner.  However, these actions would have material adverse effects on our business, results of operations, and prospects, resulting in a possible failure of our business.

If we are unable to develop, market and sell new and improved wireless software products on a timely basis, we could lose existing and potential customers and our sales could decrease.

We continue to invest in our wireless software products in order to grow our revenue and improve our financial condition.  We need to develop, market and sell new and improved wireless software products on a timely basis to keep pace with technological developments, emerging industry standards, and the growing needs of our sophisticated customers.  We may experience difficulties in marketing and selling new products, and our inability to timely and cost-effectively introduce new products and future enhancements, or the failure of these new products or enhancements to achieve market acceptance, could seriously harm our business.  Life cycles of wireless software products are difficult to predict, because the market for such products is relatively new and evolving and characterized by rapid technological change, frequent enhancements to existing products and new product introductions, changing customer needs and evolving industry standards.  The introduction of competing products that employ new technologies and emerging industry standards could render our products and services obsolete and unmarketable or shorten the life cycles of our products and services.  The emergence of new industry standards might require us to redesign our products.  If our products are not in compliance with industry standards that become widespread, our customers and potential customers may not purchase our products.

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

We continue to develop our formal referral partner channel and our international reseller partners channel.  We participate in informal referral arrangements with several wireless carriers, wireless device manufacturers and several of our collaboration partners for the sale of our NotifyLink and NotifySync products and services where our products assist in the sale of their products.  We have a limited direct sales force to sell our NotifyLink and NotifySync products and services to organizations and businesses, and we rely upon both formal and informal referral arrangements to provide leads for our NotifyLink and NotifySync products.  To date, most of our referral arrangements are formal, and we will receive referrals only to the extent that our referral partners successfully refer our products and services to potential users.  There can be no assurance that we will continue to receive referrals through our formal or informal arrangements.  Our NotifyLink and NotifySync solutions are sold into an emerging market and although we have operated on a cash positive basis in the fiscal years ending September 30, 2009, 2008 and 2007, we have only achieved sufficient growth in our sales to generate net income in fiscal 2009.

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

ITEM 1B.  Unresolved Staff Comments.

Not applicable.

ITEM 2. Properties.

Our principal executive offices are located at 1054 South DeAnza Boulevard, Suite 202, San Jose, California 95129.  These facilities consist of approximately 3,840 square feet of office space pursuant to a lease that expires March 31, 2012.  We have a second location at 6570 Seville Drive, Canfield, Ohio 44406 that houses an engineering group and our technical support organization. The Ohio facility consists of approximately 8,353 square feet of office space pursuant to a lease that expires in October 2012.

ITEM 3. Legal Proceedings.

We are not a party to any litigation.

ITEM 4. Submission of Matters to a Vote of Security Holders.

No matters were submitted to a vote by security holders during the fourth quarter of fiscal 2009.

PART II

ITEM 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Market Information

Our common stock was listed on the Nasdaq SmallCap Market under the symbol NTFY until our common stock was delisted on September 4, 2002.  Since September 4, 2002, our common stock has been trading on the OTC Bulletin Board under the symbol NTFY.  Trading of our common stock on the OTC Bulletin Board is sporadic and does not constitute an established public market for our shares.

The quarterly high and low bid prices of our common stock during fiscal 2009 and fiscal 2008 are as follows:

NTFY Common Stock

	High	Low
Fiscal Year Ended September 30, 2009
Fourth Quarter	$0.700	$0.055
Third Quarter	$0.380	$0.150
Second Quarter	$0.270	$0.100
First Quarter	$0.330	$0.055

Fiscal Year Ended September 30, 2008
Fourth Quarter	$0.330	$0.200
Third Quarter	$0.250	$0.200
Second Quarter	$0.212	$0.180
First Quarter	$0.530	$0.170

These quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission, and may not represent actual transactions.  The quarterly high and low bid prices of our common stock were provided by The Nasdaq Stock Market LLC.

Holders

As of December 9, 2009, there were 62 holders of record of our common stock.

Dividends

We have never declared or paid any cash dividends on our common stock. We currently anticipate that we will retain all future earnings for the expansion and operation of our business and do not anticipate paying cash dividends in the foreseeable future.

Securities Authorized for Issuance Under Equity Compensation Plans

The information required by this item regarding equity compensation plans is incorporated by reference from Part III, Item 12 of this Annual Report on Form 10-K.

Recent Sales of Unregistered Securities

We did not sell any of our unregistered securities during fiscal 2009.

ITEM 6. Selected Financial Data.

We are a smaller reporting company as defined by Rule 12b-2 of the Exchange Act and not required to provide the information required under this item.

ITEM 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

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

We believe the following critical accounting policies, among others, involve the more significant judgments and estimates used in the preparation of our financial statements:

We recognize software license agreements when persuasive evidence of an agreement exists, delivery of the product has occurred, the license fee is fixed or determinable and collection is probable.  Our license agreements take two basic forms.  The first form of agreement is essentially a subscription agreement that is used in connection with our hosting arrangement where we provide both the software combined with hosting services from a hardened site.  The agreement generally has a fixed term and the license revenue is recognized ratably over the term of each service contract.  The second form of agreement involves the purchase of a license and a service agreement based on the Vendor Supplied Objective Evidence (“VSOE”) where only the service agreement is renewed each year.  We recognize the license portion at the point of sale for those sales where VSOE has been established and the service portion ratably over the term of the service contract. For those contracts where VSOE has not been established, the revenue of the entire contract is recognized ratably over the term of the contract.  Our sales process provides for an optional trial period prior to the agreement to purchase and no revenue is recognized during that trial period.

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

The Company accounts for all compensation related to stock, options or warrants using a fair value based method whereby compensation cost is measured at the grant date based on the value of the award and is recognized over the service period, which is usually the vesting period. The Company uses the Black-Scholes pricing model to calculate the fair value of options and warrants issued to both employees and non-employees. Stock issued for compensation is valued using the market price of the stock on the date of the related agreement.

We maintain allowances for doubtful accounts for estimated bad debts. If the financial condition of our customers were to deteriorate, resulting in an impairment of their ability to make payments, additional allowances might be required.

The carrying value of our deferred tax assets is dependent upon our ability to generate sufficient future taxable income in certain tax jurisdictions.  Should we determine that we would not be able to realize all or part of our deferred tax assets in the future, an adjustment to the deferred tax assets would be charged to income in the period such determination was made.  Currently, our deferred tax assets are fully reserved.

Results of Operations

Fiscal Years Ended September 30, 2009 and 2008

Revenue

Revenue consists of net revenue from the sale of NotifyLink and NotifySync software licenses, installation fees and the sale of third party software.  We recognize the license portion at the point of sale for those sales where VSOE has been established and the service portion ratably over the term of the service contract. For those contracts where VSOE has not been established, the revenue of the entire contract is recognized ratably over the term of the contract.  Maintenance revenue is recognized on a straight-line basis over the term of each contract.  Installation revenue is recognized upon completion of trial activity and finalizing the software agreement.  Third party software revenue is recognized upon delivery to the customer.  Revenues for the fiscal year ended September 30, 2009 increased to $6,032,257 from $4,640,723 in the fiscal year ended September 30, 2008.

Cost of Revenue

Cost of revenues consists of the hosting center costs to support the service portion of our NotifyLink products, the cost of re-sale software related to NotifyLink and royalty expense to NCR for certain technology utilized in our NotifyLink products. Cost of revenues decreased to $153,583 in the fiscal year ended September 30, 2009 from $153,755 in the fiscal year ended September 30, 2008.

The gross margin was 97% in both fiscal 2009 and fiscal 2008.  The major cost component of our gross margin is the royalty expense mentioned above that is applied at a constant percentage of revenues regardless of volume.  We finished paying for a fully-paid license with NCR in July 2009.  We made the agreement with NCR in 2003 and have made quarterly payments for the last six years ending in the fourth quarter of 2009.  The other major costs of our business, consisting of product design and sales/support, are categorized in operating expenses and thus do not impact gross margin.

Research and Development

Research and development expenses consist primarily of personnel costs and expenses.  We incurred $1,917,761 in research and development expenses in fiscal 2009, an increase from the $1,620,526 in research and development expenses incurred in fiscal 2008.  Virtually all the increase is due to salaries, as we invested heavily in expanding the NotifyLink product line and readying the new NotifySync product line that launched in January 2009.  Our development efforts were devoted to improving our software product in the area of device management, porting our solution to new devices and creating new products.  We believe that our future success, if any, depends significantly on our ability to continue to enhance our existing wireless products and to develop new products. Therefore, we intend to continue to incur significant research and development costs.

Sales and Marketing

Sales and marketing expense consists primarily of personnel, trade show and travel costs and sales commissions related to our sales and marketing efforts. Sales and marketing expenses increased to $2,322,315 for the fiscal year ended September 30, 2008 from $1,881,552 for the fiscal year ended September 30, 2007. This increase was primarily attributable to an increase of approximately $250,000 in personnel costs and an increase of approximately $81,000 in commissions and referral fees.  We use an internal sales force and a customer support staff to facilitate the NotifyLink sales process.  The sales process also involves a customer trial period that, in turn, requires an initial installation process involving assistance from technical support personnel.  We have found that good technical support is an important sales and retention tool for the customers in our market.  We anticipate that sales and marketing expenses will increase in future quarters as we hire additional sales and customer support personnel and attempt to expand our existing and create new distribution channels.

General and Administrative

General and administrative expense consists of general management and finance personnel costs, insurance expense, rent expense, professional fees and other general corporate expenses. General and administrative expenses increased to $1,574,959 for fiscal 2009 versus $1,286,112 for fiscal 2008.  The increase was spread across rent, legal, depreciation and merchant expenses among other categories.  Bad debt expense was $44K for the year which was up from $9K for the fiscal year ended September 30, 2008.

Income Taxes

Due to our historical losses, the Company continues to recognize a full valuation allowance for deferred tax assets. Accordingly, there is no provision for federal or state income taxes in fiscal 2009 and 2008.  We may incur a net operating loss in future periods. As of September 30, 2009, we had federal and state net operating loss carryforwards of approximately $607,600 and $440,000, respectively.  The net loss carryforwards and certain research and development tax credit carryforwards will expire in tax years 2016 through 2028 if not utilized. Utilization of the net operating losses and credits may be subject to a substantial annual limitation due to ownership change limitations provided by the Internal Revenue Code of 1986, as amended (the “Code”), and similar state provisions. The annual limitation may result in the expiration of net operating losses and credits carryforwards before full utilization. For financial reporting purposes, deferred tax assets primarily related to the net operating carryforwards recognized under Financial Accounting Standard No. 109, “Accounting for Income Taxes,” has been fully offset by a valuation allowance.

Liquidity and Capital Resources

During fiscal 2008 and 2009, we funded our operations through a combination of cash provided by operations and existing cash balances.  Our ability to fund our recurring losses from operations depends upon the continued success of our NotifyLink and NotifySync wireless e-mail notification market solutions.

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

The major cost of operations is comprised of (1) the engineering design of our products offered for sale and (2) the sales process of a contract that requires both direct sales effort and technical support hours to facilitate a 30-day trial period of our software prior to purchase.  The increase in the NotifyLink deferred revenue to $3,133,156 as of September 30, 2009 from $2,418,235 as of September 30, 2008, combined with the increase in revenues over the same period, indicates that total product revenue improved in fiscal 2009.  Deferred revenue also represents the obligation to service the contracts underlying the revenue.  However, the cash flow required to provide the service of contracts is significantly less than the amortized revenue recognized each month.

Our continued operations depend on the cash flow from sales of NotifyLink and NotifySync.  In the event sales of our products decline or our revenue is otherwise interrupted, we would have to reduce our operations to minimally service our existing contract obligations unless we secured additional financing. If we were unable to increase our revenues or secure financing, we would have to restructure our business to reduce costs.

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

In July 2008, warrants and options to purchase shares of our preferred stock that had been outstanding since July 2001, expired without having been exercised.  At September 30, 2009, we had outstanding a total of 14,075,662 shares of common stock and options to purchase 3,578,569 shares of common stock.  There are no remaining obligations associated with the expired warrants and options.  This simplification of our equity structure could be advantageous in the event we require additional capital.

At September 30, 2009, we had cash and cash equivalents of $1,565,447 compared to $1,010,607 at September 30, 2008.  Over the last several years, we have financed our operations primarily through cash provided by operating activities and existing cash balances.  The net cash provided by operating activities equaled $726,306 in the year ended September 30, 2009 versus net cash provided by operating activities of $284,725 in the year ended September 30, 2008. The cash provided by operations in the year ended September 30, 2009 resulted from net income of $70,685, an increase in deferred revenue of $714,921, an increase in accounts payable and accrued liabilities of $110,305 and depreciation expense of $93,127 offset by an increase in accounts receivable of $300,808.  Although we have been cash positive in the last three fiscal years, we anticipate that we will have negative cash flow from time to time in operating activities in future periods.

Net cash used in investing activities was an outflow of $167,021 and $134,195 for the twelve-month periods ended September 30, 2009 and 2008, respectively.  The net cash outflow in both periods was due to capital purchases.

Net cash used by financing activities was an outflow of $4,445 and inflow of $20,302 for the respective years ended September 30, 2009 and 2008.  The net cash outflow for financing activities for the year ended September 30, 2009 was due to payments on capital leases.  The net inflow for financing activities for the year ended September 30, 2008 was a combination of an inflow of $27,934 from the proceeds of the exercise of options and $7,632 outflow from payments on capital leases.

Impact of Inflation

We believe the impact of inflation and changing prices on net revenues and on operations has been minimal during the past two years.

Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements as defined by Item 303(c) of Regulation S-B.

ITEM 7A. Quantitative and Qualitative Disclosures About Market Risk.

We are a smaller reporting company as defined by Rule 12b-2 of the Exchange Act and not required to provide the information required under this item.

ITEM 8. Financial Statements and Supplementary Data.

Our financial statements, related notes thereto and supplementary data required by this item are incorporated by reference from Part IV, Item 15 of this Form 10-K and are presented beginning on page F-1.

ITEM 9. Changes In and Disagreements With Accountants on Accounting and Financial Disclosure.

None.

ITEM 9A(T).  Controls and Procedures.

Disclosure Controls and Procedures

Our Chief Executive Officer and our chief Financial Officer, after evaluating our disclosure controls and procedures (as defined in the rules and regulations of the Securities and Exchange Commission under the Securities Exchange Act of 1934 (the “Exchange Act”)), as of the end of the period covered by this Annual Report on Form 10-K, have concluded that our disclosure controls and procedures are effective to ensure that information we are required to disclose in reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure, and that such information is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms.

Management’s Annual Report on Internal Control over Financial Reporting

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

Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an assessment of the effectiveness of our internal control over financial reporting based on certain criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.  Based on this evaluation, management concluded that our internal control over financial reporting was effective in providing reasonable assurance regarding the reliability of financial reporting and preparation of the financial statements for external purposes in accordance with U.S. generally accepted accounting principles as of September 30, 2009.

This annual report does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting.  This management report was not subject to attestation by our registered public accounting firm pursuant to temporary rules of the SEC that permit us to provide only management's report in this Annual Report on Form 10-K.

Changes in Internal Control Over Financial Reporting

There was no change in our internal control over financial reporting that occurred during the quarter ended September 30, 2009, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.  Other Information

None.

PART III

ITEM 10.  Directors, Executive Officers and Corporate Governance

Directors and Executive Officers

Our directors and executive officers and their ages as of September 30, 2009, are as follows:

Name	Age	Position

Paul F. DePond	56	Chief Executive Officer, President and Chairman
Gerald W. Rice	61	Chief Financial Officer and Secretary
Rhonda Chicone	45	Vice President of Product Development
David A. Brewer (1)(2)	57	Director
Mark Frappier (1)(2)	54	Director

(1)	Member of the Audit Committee
(2)	Member of the Compensation Committee.

Biographical Information for Directors and Executive Officers

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

David A. Brewer has served as one of our directors since February 2000.  Since January 1999, Mr. Brewer has served as general manager for Aragon Ventures LLC, a private equity investment firm.  Mr. Brewer has been Chairman of the End Poverty Foundation, a charity organization, since January 2001.  Since September 2002, Mr. Brewer has also served as President and Chief Executive Officer of PriaVision, Inc., a private company developing advanced technologies for ophthalmic surgeons.  Mr. Brewer also serves on the board of directors of hereUare, Inc.

Mark Frappier has served as one of our directors since October 2007.  Since 1994, Mr. Frappier has provided technical consulting to law firms and high tech corporations involved in complex patent litigation.  From 1993 to 1994, he was the Director of Technical Services at Rational Software and from 1989 to 1993 he was the Director of Customer Service at Cooperative Solutions, Inc.  Mr. Frappier began his career as an engineer designing computers at Rational Machines, Inc., Wang, and Data General.  He graduated with a Bachelor of Science degree in Engineering from Northeastern University in 1978.

Term of Office

All directors are elected and serve until the next annual meeting of shareholders or until the election and qualification of their successors. All executive officers serve at the discretion of our Board of Directors.

Family Relationships

There are no family relationships between any of our directors or executive officers.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Exchange Act requires our executive officers and directors and persons who own more than ten percent of a registered class of our equity securities to file an initial report of ownership on Form 3 and changes in ownership on Form 4 or 5 with the Securities and Exchange Commission and the National Association of Securities Dealers, Inc.  Executive officers, directors and greater than ten percent shareholders are also required by SEC rules to furnish us with copies of all Section 16(a) forms they file.  Based solely on our review of copies of such forms received by us, or written representations from certain reporting persons, we believe that, except as noted below, during the fiscal year ended September 30, 2009 all filing requirements applicable to our officers, directors and ten percent shareholders were fulfilled.

Mr. Brewer was delinquent in the filing of a Form 4 relating to the grant of a stock option on December 17, 2008.  This Form 4 is currently being prepared for filing.

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

Audit Committee

We have an Audit Committee that was established in accordance with Section 3(a)(58)(A) of the Exchange Act.  Messrs. Brewer and Frappier currently serve as the members of the Audit Committee.  Mr. Frappier is “independent” as defined under the NASDAQ listing rules.  The board of directors has determined that Mr. Brewer is an “audit committee financial expert” as defined in Item 407(d) of Regulation S-K promulgated by the Securities and Exchange Commission.  Mr. Brewer is not “independent” by virtue of his affiliation with 21X Investments, LLC, our largest shareholder.

ITEM 11.  Executive Compensation.

Summary Compensation Table

The following table sets forth information for the two most recently completed fiscal years concerning the compensation of (i) the Chief Executive Officer and (ii)  the two other most highly compensated officers during the fiscal year ended September 30, 2009 (together the “Named Executive Officers”).

Name and Principal Position	Year	Salary ($)	Bonus ($)	Option Awards ($) (1)	Nonequity incentive plan compensation ($) (2)	All Other Compensation ($) (3)	Total ($)
Paul F. DePond	2009	303,949	15,000	25,000	28,180	16,218	388,347
Chief Executive Officer	2008	276,576	15,000	—	12,094	23,625	327,295
Gerald W. Rice	2009	234,138	7,500	7,830	14,090	13,654	277,212
Chief Financial	2008	193,538	7,500	—	6,047	14,205	221,290
Officer
Rhonda Chicone	2009	167,421	7,500	7,830	14,090	5,316	202,157
Vice President of Product Development	2008	136,808	7,500	—	6,047	6,741	157,096

(1)
The amounts shown do not reflect compensation actually received. Instead, the amounts shown are the compensation costs that we recognized in fiscal 2009 and 2008 for stock option awards granted during and prior to those years in accordance with applicable accounting guidance for option awards.

(2)	Represents payments made under an executive incentive bonus program based on a percentage of sales to major accounts managed at the executive level.
(3)	Represents payments of health insurance premiums and dental benefits on behalf of the Named Executive Officers.

Narrative Disclosure to the Summary Compensation Table

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

Option Exchange

On December 17, 2008, our Board of Directors approved an exchange of options to purchase an aggregate of 900,000 shares of our common stock issued under our 1997 Stock Plan for options to purchase an aggregate of 169,470 shares of our common stock under our 2008 Equity Incentive Plan, with such options being of equal fair market value as computed using a Black-Scholes valuation model based on the market value of our common stock on December 16, 2008. As a result, there was no financial impact to us as a result of the exchange.  The exchange was made with respect to only  one set of options, all granted on June 29, 2001, and involved only three individuals, all who consented to the exchange: Paul DePond, Rhonda Chicone and Gerald W. Rice.

Stock Option Grants

On December 17, 2008, Mr. DePond received options to acquire 799,288 shares of our common stock at an exercise price of $0.14 per share. Additionally, on the same date, Mr. Rice and Ms. Chicone each received options to acquire 250,363 shares of our common stock at an exercise price of $0.14 per share.  These options were granted at fair market value on the date of grant with terms of up to ten years.  Under the terms of these option grants, the options commence vesting upon the grant date and continue to vest ratably over the remainder of the three-year vesting period.

Executive Management Bonus Plan

The Named Executive Officers participate in an executive management bonus plan that awards bonuses based on sales to major accounts that are negotiated and sold at the executive management level.  The bonus plan is funded with that part of a sale that would be commonly paid out to internal sales representatives if they were involved in the sale.  The participants are eligible to be paid the bonus upon closing each sale. The bonus pool is allocated among each of the Named Executive Officers using a fixed percentage.

Outstanding Equity Awards at 2009 Fiscal Year End

The following table sets forth certain information for the Named Executive Officers with respect to securities underlying unexercised options at September 30, 2009.

	Option Awards
Name	Number of Securities Underlying Unexcercised Options(#) Exercisable		Number of Securities Underlying Unexercised Options(#) Unexercisable		Option Exercise Price($)	Option Expiration Date

Paul F. DePond	50,000	(1)	—		$8.813	2/23/2010
	50,000	(2)	—		$2.750	11/29/2010
	150,000	(1)	—		$0.320	10/10/2011
	400,000	(1)	—		$0.250	8/5/2013
	250,000	(1)	—		$0.260	11/8/2014
	200,002	(5)	600,006	(5)	$0.140	12/16/18

Gerald W. Rice	50,000	(1)	—		$8.813	2/23/2010
	10,000	(2)	—		$2.750	11/29/2010
	50,000	(3)	—		$0.320	10/10/2011
	125,000	(1)	—		$0.250	8/5/2013
	75,000	(1)	—		$0.260	11/8/2014
	62,500	(5)	187,503	(5)	$0.140	12/16/18

Rhonda Chicone	5,000	(4)	-		$6.375	11/9/2009
	20,000	(1)	—		$8.813	2/23/2010
	10,000	(4)	—		$3.875	7/17/2010
	50,000	(1)	—		$0.320	10/10/2011
	150,000	(1)	—		$0.250	8/5/2013
	75,000	(1)	—		$0.260	11/8/2014
	62,500	(5)	187,503	(5)	$0.140	12/16/18

(1)	Options vested in equal monthly installments over a 36-month period;
(2)	Options vested in equal monthly installments over a 25-month period;
(3)	Options vested upon date of grant;
(4)	Options vested in equal monthly installments over a 48 month period;
(5)	Options vest in equal monthly installments over a 36-month period from the date of grant, December 17, 2008.

Director Compensation

The table below summarizes all compensation of our directors for fiscal 2009:

Name	Fees Earned or Paid in Cash ($)	Stock Awards ($)	Option Awards ($)(1)		Non-Equity Incentive Plan Compensation ($)	Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)

David Brewer	—	—	$1,566	(2)	—	—	—	$1,566

Mark Frappier	—	—	$1,566	(3)	—	—	—	$1,566

(1)  The amounts shown do not reflect compensation actually received.  Instead, the amounts shown are the compensation costs that we recognized in fiscal 2009 for stock option awards granted during and prior to that year in accordance with applicable accounting guidance for option awards.

(2)  Mr. Brewer holds stock options to purchase 80,000 shares of our common stock.

(3)  Mr. Frappier holds a stock option to purchase 50,000 shares of our common stock

Narrative to Director Compensation Table

Our directors do not currently receive any cash compensation for service on the board of directors or any committee thereof.

ITEM 12.  Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The following table sets forth certain information regarding beneficial ownership of our common stock as of December 3, 2009, by (i) each person or entity who is known by us to own beneficially more than 5% of the outstanding shares of our common stock, (ii) each of our directors, (iii) each of the Named Executive Officers, and (iv) all directors and executive officers as a group.

The table is based on information provided to us or filed with the Securities and Exchange Commission (“SEC”) by our directors, executive officers and principal shareholders.  Beneficial ownership is determined in accordance with the rules of the SEC, and includes voting and investment power with respect to shares.  Shares of common stock as indicated in the table, issuable upon exercise of options that are currently exercisable or are exercisable within 60 days after December 3, 2009, are deemed outstanding for purposes of computing the percentage ownership of the person holding such options or warrants, but are not deemed outstanding for computing the percentage of any other shareholder.  Unless otherwise indicated, the address for each shareholder listed in the following table is c/o Notify Technology Corporation, 1054 S. De Anza Blvd., Suite 202, San Jose, California 95129.

	Shares of Common Stock Beneficially Owned
Name and Address of Beneficial Owner	Number	Percentage (1)
Greater than 5% Stockholders:
21X Investments LLC (2) c/o 21X Investments LLC 1080 Telegraph St B11 Reno NV 89502	6,650,000	47.2
Bruce Galloway (3) c/o Galloway Capital Management, LLC c/o 720 Fifth Avenue, 10th Floor New York, NY 10019	1,317,928	9.4
Galloway Capital Management, LLC (4) 720 Fifth Avenue, 10th Floor New York, NY 10019	1,036,321	7.4
Gary Herman (5) c/o Galloway Capital Management, LLC 720 Fifth Avenue, 10th Floor New York, NY 10019	1,036,321	7.4
Strategic Turnaround Equity Partners LP (6) c/o Stuarts Corporate Services, Ltd. P.O. Box 2510 GT, 4th Floor One Cayman Financial Center 36A Dr. Roy’s Drive, Georgetown, Grand Cayman Cayman Islands	1,036,321	7.4
Directors and Executive Officers:
David A. Brewer (6)	7,909,656	55.8
Mark Frappier(10)	18,056	—
Paul F. DePond (7)	1,936,506	12.2
Gerald W. Rice (8)	575,482	3.9
Rhonda Chicone (9)	561,279	3.8
All directors and executive officers as a group (5 persons)	11,000,979	64.4

(1)	Applicable percentage of ownership is based on 14,075,662 shares of our common stock outstanding as of December 3, 2009, together with applicable options and warrants for such shareholder.
(2)
David Brewer, one of our directors, is the sole member and manager of 21X Investments LLC.  Information with respect to the number of shares beneficially owned is based solely on the Schedule 13G filed with the SEC by 21X Investments LLC on June 8, 2007.

(3)
Of the total of 1,317,928 shares of common stock, 188,941 shares are held by Mr. Galloway's Individual Retirement Account for which Mr. Galloway has sole power to vote and dispose, 22,666 shares are held by Mr. Galloway's children for which he has the sole power to vote and dispose, 70,000 shares are held by RexonGalloway Capital Growth, an investment company in which Mr. Galloway is a 50% owner for which Mr. Galloway retains sole investment and voting discretion, 1,036,321 shares are held by Strategic Turnaround Equity Partners, LP (Cayman) (“STEP”), for which Mr. Galloway has the shared power to vote and dispose. Mr. Galloway is a managing member of Galloway Capital Management, LLC (“GCM”), the general partner of STEP.  Mr. Galloway disclaims beneficial ownership of the shares directly beneficially owned by STEP, except to: (i) the indirect interests by virtue of Mr. Galloway being a managing member of GCM, the general partner of STEP; and (ii) the indirect interests of Mr. Galloway by virtue of being a limited partner in STEP.  Information with respect to the number of shares beneficially owned in Notes 3 - 5 is based solely on the Schedule 13G/A filed with the SEC by Mr. Galloway, GCM, STEP and Mr. Herman on February 13, 2009.

(4)	Reflects 1,036,321 shares of common stock held by STEP for which GCM has the shared power to vote and dispose.
(5)
Of the total, 1,036,321 shares are held by STEP for which Mr. Herman has the shared power to vote and dispose. Mr. Herman is a managing member of Galloway Capital Management, LLC, the general partner of STEP. Mr. Herman disclaims beneficial ownership of the shares directly beneficially owned by STEP, except: (i) to the indirect interests by virtue of Mr. Herman being a managing member of Galloway Capital Management, LLC, the general partner of STEP; and (ii) the indirect interests of Mr. Herman by virtue of being a limited partner in STEP.

(6)
Includes 6,650,000 shares held by 21X Investments LLC of which Mr. Brewer is the sole member and manager.  Includes 98,056 shares of common stock issuable to Mr. Brewer upon exercise of options exercisable within 60 days of December 3, 2009.

(7)	Includes 1,788,891 shares of common stock issuable to Mr. Paul DePond upon exercise of options exercisable within 60 days of December 3, 2009.
(8)	Includes 550,279 shares of common stock issuable to Mr. Rice upon exercise of options exercisable within 60 days of December 3, 2009.
(9)	Includes 550,279 shares of common stock issuable to Ms. Chicone upon exercise of options exercisable within 60 days of December 3, 2009.
(10)	Includes 18,056 shares of common stock issuable to Mr. Frappier upon exercise of options exercisable within 60 days of December 3, 2009.

Equity Compensation Plan Information

The following table provides information as of September 30, 2009, with respect to shares of our common stock that may be issued under our existing equity compensation plans.

	Number of Securities to be Issued upon Exercise of Outstanding Options, Warrants and Rights	Weighted-Average Exercise Price of Outstanding Options, Warrants and Rights	Number of Securities Remaining Available for Future Issuance under Equity Compensation Plans (Excluding Securities Reflected in Column (a))
Equity compensation plans approved by security holders (1)	3,578,569	$0.583	556,431

Equity compensation plans not approved by security holders	—	—	—
Total	3,578,569	$0.583	556,431

(1)	Consists of our 1997 Stock Plan and our 2008 Equity Incentive Plan.

1997 Stock Plan

The Notify Corporation 1997 Stock Plan (the “Stock Plan”) was established in January 1997.  The Stock Plan had a term of ten years and expired in January 2007.  Under the Stock Plan a total of 3,650,000 shares of our common stock had been reserved for issuance.  As of September 30, 2009, options to purchase up to 1,818,000 shares of our common stock were still outstanding under the Stock Plan.

2008 Equity Incentive Plan

Our 2008 Equity Incentive Plan (the “Equity Incentive Plan”)~~.~~was established in December 2008.  The Equity Incentive Plan has a term of ten years and expires in December 2018.  The Equity Incentive Plan provides for the granting of stock options to our employees, officers, consultants and directors.  Grants of options to employees and directors under the Equity Incentive Plan vest over three years.  Both our Board of Directors and our Compensation Committee have the authority to act as administrator for the Equity Incentive Plan. Under the Equity Incentive Plan, a total of 2,317,000 shares of our common stock has been reserved for issuance.  ~~.~~As of September 30, 2009, options to purchase up to 1,750,014 shares of our common stock were outstanding under the Equity Incentive Plan. .

ITEM 13.  Certain Relationships and Related Transactions, and Director Independence

Transactions With Related Persons, Promoters and Certain Control Persons

Not applicable.

Director Independence

Our common stock is listed on the OTC Bulletin Board inter-dealer quotation system, which does not have director independence requirements.  For purposes of determining director independence, we have applied the definition set forth in Rule 5000(a)(19), formerly NASDAQ Marketplace Rule 4200(a)(15), of the listing rules for companies quoted on the NASDAQ Stock Market.  Mr. Frappier is the only current member of our Board of Directors that qualifies as an “independent director” under those listing rules.

ITEM 14.  Principal Accountant Fees and Services.

Summary of Fees

The following table summarizes the approximate aggregate fees billed to us or expected to be billed to us by our independent auditors, L.L. Bradford & Company, LLC, for our 2009 and 2008 fiscal years:

Type of Fees	Fiscal Year 2009	Fiscal Year 2008
Audit Fees (1)	$44,260	$45,675
Audit-Related Fees (2)	—	—
Tax Fees (3)	14,000	8,000
All Other Fees (4)	—	—
Total Fees	$58,260	$53,675

(1)
Audit Fees consist of fees billed for professional services rendered for the audit of our consolidated annual financial statements and review of the interim consolidated financial statements included in quarterly reports and services that are normally provided by L.L. Bradford & Company, LLC in connection with statutory and regulatory filings or engagements.

(2)
Audit-Related Fees consist of fees billed for assurance and related services that are reasonably related to the performance of the audit or review of our consolidated financial statements and are not reported under Audit Fees. Fees billed for fiscal 2009 represent consultations in connection with strategic transactions. During our 2009 and 2008 fiscal years there were no such services rendered to us by L.L. Bradford & Company, LLC.

(3)
Tax Fees consist of fees billed for professional services rendered for tax compliance, tax advice and tax planning (domestic and international).  These services include assistance regarding federal, state and international tax compliance, acquisitions and international tax planning.

(4)
All Other Fees consist of fees for products and services other than the services reported above. During our 2009 and 2008 fiscal years there were no such services rendered to us by L.L. Bradford & Company, LLC.

Audit Committee Pre-Approval Policies and Procedures

Our Audit Committee reviewed and pre-approved all audit and non-audit fees for services provided by L.L. Bradford & Company, LLC and has determined that the provision of such services to us during fiscal 2009 is compatible with and did not impair L.L. Bradford & Company, LLC’s independence.  L.L. Bradford & Company, LLC was engaged to perform the 2008 fiscal year-end audit and fiscal 2009 audit services.   It is the practice of the audit committee to consider and approve in advance all auditing and non-auditing services provided to us by our independent auditors in accordance with the applicable requirements of the Securities and Exchange Commission.

PART IV

ITEM 15. Exhibits and Financial Statement Schedules.

(a)           1.  Financial Statements

The following financial statements and related Report of Independent Registered Public Accounting Firm are filed as part of this Annual Report on Form 10-K.

2.  Financial Statement Schedules

Financial statement schedules are omitted because they are either not required or the required information is provided in the consolidated financial statements or notes thereto.

3.  Exhibit

3.1.1
Amended and Restated Articles of Incorporation of Registrant as filed with the Secretary of State of California on September 2, 1997. (incorporated herein by reference to Exhibit (3.2) to the Registrant's Registration Statement on Form SB-2, Reg. No. 333-23369, filed on March 14, 1997)

3.1.2
Certificate of Amendment to the Registrant’s Articles of Incorporation as filed with the Secretary of State of California on March 3, 1998. (incorporated herein by reference to Exhibit (3.1.1) to the Registrant's Quarterly Report on Form 10-QSB for the quarterly period ended June 30, 2001, filed on August 14, 2001)

3.1.3
Certificate of Amendment to the Registrant’s Articles of Incorporation as filed with the Secretary of State of California on July 12, 2001. (incorporated herein by reference to Exhibit (3.1.2) to the Registrant's Quarterly Report on Form 10-QSB for the quarterly period ended June 30, 2001, filed on August 14, 2001)

3.1.4
Series A Certificate of Determination, Preferences and Rights as filed with the Secretary of State of California on or about July 12, 2001.  (incorporated herein by reference to Exhibit (3.1) to the Registrant’s Current Report 8-K, filed on July 23, 2001)

3.2	Amended and Restated Bylaws of Registrant. (as amended on April 15, 2009) (incorporated herein by reference to Exhibit (3.2.2) to the Registrant’s Current Report on DEF 14A, filed on April 15, 2009)

10.5(1)	Form of Indemnification Agreement. (incorporated herein by reference to Exhibit (10.5) to the Registrant's Registration Statement on Form SB-2, Reg. No. 333-23369, filed on March 14, 1997)

10.6(1)
Registrant's 1997 Stock Plan, as amended effective March 26, 2003, and form of stock option agreement. (incorporated by reference to Exhibit (4.1) to the Registrant’s Registration Statement on Form S-8 Reg. No 333-108868, filed on September 17, 2003)

10.16(1)
Amended and Restated Employment Agreement dated as of October 31, 2007 between Registrant and Paul DePond. (incorporated herein by reference to Exhibit (10.16) to the Registrant’s Current Report 8-K, filed on December 21, 2007)

10.17(1)
Amended and Restated Employment Agreement dated as of October 31, 2007 between Registrant and Gerald Rice. (incorporated herein by reference to Exhibit (10.17) to the Registrant’s Current Report 8-K, filed on December 21, 2007)

10.18(1)
Amended and Restated Employment Agreement dated as of October 31, 2007 between Registrant and Rhonda Chicone. (incorporated herein by reference to Exhibit (10.18) to the Registrant’s Current Report 8-K, filed on December 21, 2007)

10.24
Nonexclusive Technology License Agreement, dated as of November 24, 2003, by and between Registrant and NCR Corporation (incorporated herein by reference to Exhibit (10.24) to the Registrant's Annual Report on Form 10-KSB for the fiscal year ended September 30, 2004, filed on December 22, 2004)

10.33
Lease, dated as of October 16, 2008 by and between Registrant and Colbur Tech, LLC. (incorporated herein by reference to Exhibit (10.33) to the Registrant’s Annual Report on Form 10-KSB, filed on December 19, 2008)

10.35
Lease addendum dated May 7, 2009 between Notify Technology Corporation and Pecten Court Mountain View Associates, LLC. (incorporated herein by reference to Exhibit (10.35) to the Registrant’s Current Report on Form 8-K, filed on May 11, 2009)

10.36(1)	Notify Technology Corporation 2008 Equity Incentive Plan

10.37(1)	Form of Stock Option Agreement for grants under the Notify Technology Corporation 2008 Equity Incentive Plan

10.38(1)
Description of the Executive Management Bonus Plan of Notify Technology Corporation (incorporated herein by reference to Exhibit (10.38) to the Registrant’s Current Report 8-K, filed on December 23, 2009).

14.1
Code of Ethics for Principal Executive and Senior Financial Officers (incorporated herein by reference to Exhibit (14.1) to the Registrant's Annual Report on Form 10-KSB for the fiscal year ended September 30, 2008, filed on December 29, 2008)

24.1	Power of Attorney (see page 32).

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(1)           Indicates a management contract or compensatory plan or contract

SIGNATURES

In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

NOTIFY TECHNOLOGY CORPORATION

Dated: December 22, 2009	By:	/s/ Paul F. DePond
Paul F. DePond
President and Chief Executive Officer

POWER OF ATTORNEY

KNOW ALL MEN BY THESE PRESENTS that each person whose signature appears below constitutes and appoints Paul F. DePond and Gerald W. Rice and each of them, as his true and lawful attorneys-in-fact and agents, with full power of substitution and resubstitution, for him and in his name, place and stead, in any and all capacities, to sign any and all amendments to this Annual Report on Form 10-K, and to file the same with all exhibits thereto, and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorneys- in-fact and agents, and each of them, full power and authority to do and perform each and every act and thing requisite and necessary to be done in and about the premises, as fully to all intents and purposes as he might or could do in person, hereby ratifying and confirming all that said attorneys-in-fact and agents, or either of them, or their or his substitute or substitutes, may lawfully do or cause to be done by virtue hereof.

In accordance with the requirements of the Securities Exchange Act of 1934, this report was signed by the following persons on the behalf of the registrant in the capacities indicated below and on the dates stated.

Signature	Title	Date

/s/ Paul F. DePond	President, Chief Executive Officer and	December 22, 2009
Paul F. DePond	Chairman (Principal Executive Officer)

/s/ Gerald W. Rice	Chief Financial Officer (Principal Financial	December 22, 2009
Gerald W. Rice	and Accounting Officer)

/s/ David A. Brewer	Director	December 22, 2009
David A. Brewer

/s/ MARK FRAPPIER	Director	December 22, 2009
Mark Frappier

Notify Technology Corporation

Financial Statements

Years ended September 30, 2009 and 2008

Contents

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders
Notify Technology Corporation

We have audited the accompanying balance sheet of Notify Technology Corporation as of September 30, 2009, and the related statements of operations, shareholders’ deficit, and cash flows for the years ended September 30, 2009 and 2008. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Notify Technology Corporation at September 30, 2009, and the results of its operations and its cash flows for the years ended September 30, 2009 and 2008, in conformity with accounting principles generally accepted in the United States of America.

/s/ L.L. BRADFORD & COMPANY, LLC

Las Vegas, Nevada
December 23, 2009

Notify Technology Corporation

Balance Sheet

	September 30,	September 30,
	2009	2008

Assets
Current assets:
Cash and cash equivalents	$1,565,447	$1,010,607
Accounts receivable, net allowance for doubtful accounts of $50,000	810,543	509,735
Other current assets	40,540	39,452
Total current assets	2,416,530	1,559,794

Non-current assets
Property and equipment, net	247,117	173,224
Lease deposits	15,602	-
Total non-current assets	262,719	173,224
Total assets	$2,679,249	$1,733,018

Liabilities and shareholders' deficit
Current liabilities:
Current portion of capital lease obligations	$4,142	$4,445
Accounts payable	75,340	40,045
Accrued payroll and related liabilities	454,946	349,292
Deferred revenue	2,995,906	2,418,235
Other accrued liabilities	140,464	171,108
Total current liabilities	3,670,798	2,983,125
Long term deferred revenue	137,250
Long term portion of capital lease obligations	6,543	10,685
Total long term liabilities	143,793	10,685
Total liabilities	3,814,591	2,993,810

Commitments and contingencies (Note 8)
Shareholders' deficit:
Preferred stock, $0.001 par value, 5,000,000 shares authorized, no shares outstanding	—	—
Common stock, $0.001 par value, 30,000,000 shares authorized, 14,075,662 and 14,075,662 shares issued and outstanding on September 30, 2009 and September 30, 2008, respectively	14,076	14,076
Additional paid-in capital	23,442,160	23,387,395
Accumulated deficit	(24,591,578)	(24,662,263)
Total shareholders’ deficit	(1,135,342)	(1,260,792)
Total liabilities and shareholders' deficit	$2,679,249	$1,733,018

The accompanying notes are an integral part of these financial statements.

Notify Technology Corporation

Statements of Operations

	Years Ended September 30,
	2009	2008

Revenues:
Product revenue	$6,032,257	$4,640,723
Total revenue	6,032,257	4,640,723

Cost of revenues:
Product cost	8,620	14,160
Royalty cost	144,963	139,595
Total cost of revenues	153,583	153,755

Gross profit	5,878,674	4,486,968,

Operating costs and expenses:
Research and development	1,917,614	1,620,526
Sales and marketing	2,322,315	1,881,552
General and administrative	1,574,958	1,286,112
Total operating costs and expenses	5,814,887	4,788,190

Income (loss) from operations	63,787	(301,222)

Other (income) expenses
Other (income) expense, net	(6,898)	(13,542)
Total other (income) expense, net	(6,898)	(13,542)

Net income (loss)	$70,685	$(287,680)

Basic net income (loss) per share	$0.01	$(0.02)

Weighted-average shares used in computing basic net income (loss) per share	14,070,662	14,070,662

Diluted net income (loss) per share	$0.00	$(0.02)

Weighted-average shares used in computing diluted net loss per share	14,754,252	14,070,662

The accompanying notes are an integral part of these financial statements.

Notify Technology Corporation

Statements of Shareholders’ Deficit

	Convertible Redeemable				Additional		Total
	Preferred Stock		Common Stock		Paid-In	Accumulated	Shareholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit

Balance at September 30, 2007	—	$—	13,968,995	$13,969	$23,254,759	$(24,374,583)	$(1,005,855)
Option vesting expense					4,810		4,810
Net loss and comprehensive net loss						(287,680)	(287,680)
Proceeds from exercise of options			106,667	107	27,827		27,934
Balance at September 30, 2008	—	—	14,075,662	14,076	23,387,396	$(24,662,263)	(1,260,791)
Option vesting expense					54,765		54,765
Net income and comprehensive net income	—					70,685	70,684
Balance at September 30, 2009	—	$—	14,075,662	$14,076	$23,442,161	$(24,591,578)	$(1,135,342)

The accompanying notes are an integral part of these financial statements.

Notify Technology Corporation

Statements of Cash Flows

	Years Ended September 30,
	2009	2008
Operating activities
Net income (loss)	$70,685	$(287,680)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	93,127	59,953
Option vesting expense	54,765	4,810
Changes in operating assets and liabilities:
Accounts receivable, net	(300,808)	78,560
Other assets	(16,689)	12,240
Accounts payable	35,295	8,130
Accrued liabilities	75,010	116,995
Deferred revenue	714,921	291,717
Net cash provided by (used in) operating activities	726,306	284,725

Investing activities
Expenditures for property and equipment	(167,021)	(134,195)
Proceeds from sale of fixed assets	—	—
Net cash used in investing activities	(167,021)	(134,195)

Financing activities
Proceeds from exercise of options	—	27,934
Payments on capital leases	(4,445)	(7,632)
Net cash provided by (used in) financing activities	(4,445)	20,302

Net increase (decrease) in cash and cash equivalents	554,840	170,832
Cash and cash equivalents at beginning of year	1,010,607	839,775
Cash and cash equivalents at end of year	$1,565,447	$1,010,607

Supplemental disclosure of cash flow information:
Cash paid for interest	$812	$1,923
Cash paid for income taxes	$850	$300

The accompanying notes are an integral part of these financial statements.

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

The Company has incurred net losses since inception and may incur net losses and negative cash flow from operations for at least the next one or two years.  The Company had net income for the year ended September 30, 2009 of $70,685 and a net loss $287,680 for the year ended September 30, 2008.  The Company has an accumulated deficit of $24.6 million as of September 30, 2009.  During fiscal 2009, the Company financed its operations through the sale of its products and existing cash balances.

The Company chose to replace its historical wireline products starting in fiscal 2001 and although it still received some revenue from its legacy wireline business in fiscal 2007, it currently focuses all its efforts on its wireless software products by researching and developing new products, enhancing its existing NotifyLink product family and marketing and selling the NotifyLink and NotifySync product lines.  In fiscal 2009, the Company paid all of its operating expenses based on sales of its NotifyLink and NotifySync product lines. The success of the Company’s business operations will depend upon the continued favorable market acceptance of its wireless software products.

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

Inventories

The Company’s current business does not require inventory and it no longer has any remaining inventory of its legacy products.  If inventories were present, they would be stated at the lower of cost or market on a first-in, first-out basis.  At September 30, 2009, the value of inventory was zero.

Property and Equipment

Property and equipment are stated at cost, net of accumulated depreciation and amortization.  Depreciation is computed using the straight-line method over the following estimated useful lives of the assets: five years for furniture and office equipment and three years for software and computer equipment.  Leasehold improvements and assets under capital leases are amortized by the straight-line method over the shorter of the lease term or the estimated useful lives of such assets.  Upon retirement or sale, the cost and related accumulated depreciation are removed from the accounts and any related income or loss is reflected in the statement of operations.  Repairs and maintenance are expensed as incurred.

Long-Lived Assets

The Company monitors the recoverability of long-lived assets based on estimated use factors such as future asset utilization, business climate and future undiscounted cash flows expected to result from the use of the related assets or realized upon sale. The Company’s policy is to write down assets to their net recoverable amounts, which are determined based on either discounted future net cash flows or appraised values, in the period when it is determined that the carrying amount of the asset is not likely to be recoverable.

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

Advertising Costs

The Company expenses the costs of producing advertisements at the time production occurs.  Advertising expense incurred for the twelve months ended September 30, 2009 and 2008, was $732 and zero, respectively.  Trade show expense incurred for the twelve months ended September 30, 2009 and 2008, was $38,221 and $42,239, respectively.

Revenue Recognition

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

Service revenue is recognized on a straight-line basis over the period of the service agreement.

Deferred revenue relates to products where a sales contract has been executed and payment has been received but the obligation to provide services is being recognized over the contractual term of the license. The balance in deferred revenue represents the aggregate unrecognized value of active contracts that will be taken to income in future periods.

Research and Development

Based on the Company’s software development process, the time period between the development of new software features and the release of the product is short and capitalization of internal development costs has not been material to date.

Concentration of Credit Risk

Financial instruments that potentially expose the Company to concentrations of credit risk consist principally of cash and cash equivalents and trade accounts receivable. Cash and cash equivalents are defined as cash and cash equivalents held with financial institutions that exceed the amount of insurance provided on such deposits. The Company has not experienced any losses on its deposits of cash and cash equivalents.

The Company performs ongoing credit evaluations and generally requires no collateral.  The Company maintains reserves for credit losses, and such losses have been within management’s expectations.  As of September 30, 2009, one customer represented more than 10% of accounts receivable.  The value of most customer accounts represent a small portion of receivables but from time to time we make larger individual customer sales; normally annual renewals of larger customers.  Revenue from one customer accounted for 6% of total revenues for the fiscal year ended September 30, 2009.

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

Stock-Based Compensation

The Company accounts for all compensation related to stock, options or warrants using a fair value based method whereby compensation cost is measured at the grant date based on the value of the award and is recognized over the service period, which is usually the vesting period. The Company uses the Black-Scholes pricing model to calculate the fair value of options and warrants issued to both employees and non-employees. Stock issued for compensation is valued using the market price of the stock on the date of the related agreement.

The Company recognized stock based employee compensation in fiscal 2009 and recorded a non-cash expense of $54,765.  1,775,014 options were granted in fiscal 2009. The Notify Corporation 1997 Stock Plan option plan expired in January 2007 and the shareholders approved the Notify Technology Corporation 2008 Equity Incentive Plan in May 2009.

Net Income (Loss) Per Share

Net income (loss) per common share is computed by dividing net loss available to common stockholders by the weighted average number of shares outstanding during the period.

Options to purchase 3,578,569 were outstanding on September 30, 2009 and were included in the computation of diluted net income.  2,773,000 options were outstanding on September 30, 2008, but were not included in the computation of diluted net loss per share as the effect would be antidilutive.

Recent Accounting Pronouncements

On July 1, 2009, the Financial Accounting Standards Board (FASB) officially launched the FASB Accounting Standards Codification (ASC) 105 — Generally Accepted Accounting Principles, which established the FASB Accounting Standards Codification (“the Codification”), as the single official source of authoritative, nongovernmental, U.S. GAAP, in addition to guidance issued by the Securities and Exchange Commission.  The Codification is designed to simplify U.S. GAAP into a single, topically ordered structure.  All guidance contained in the Codification carries an equal level of authority.  The Codification is effective for interim and annual periods ending after September 15, 2009.  Accordingly, the Company refers to the Codification in respect of the appropriate accounting standards throughout this document as “FASB ASC”.  Implementation of the Codification did not have any impact on the Company’s consolidated financial statements.

In May 2009, the FASB issued FASB ASC 855, “Subsequent Events”.  This Statement addresses accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or available to be issued.  FASB ASC 855 requires disclosure of the date through which an entity has evaluated subsequent events and the basis for that date, the date issued or date available to be issued.  The Company adopted this Statement in the fourth fiscal quarter of 2009.

In December 2007, the FASB issued an update to FASB ASC 805, “Business Combinations” which establishes principles and requirements for how an acquirer recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, any noncontrolling interest in the acquiree, and the goodwill acquired. This update also establishes disclosure requirements to enable the evaluation of the nature and financial effects of the business combination. This update is effective for the Company with respect to business combinations for which the acquisition date is on or after January 1, 2009. The Company adopted this update in the second quarter of 2009 without significant financial impact.

In December 2007, the FASB issued an update to FASB ASC 810, “Consolidation”, which establishes accounting and reporting standards for ownership interests in subsidiaries held by parties other than the parent, the amount of consolidated net income attributable to the parent and to the noncontrolling interest, changes in a parent’s ownership interest, and the valuation of retained noncontrolling equity investments when a subsidiary is deconsolidated. ASC 810 also establishes disclosure requirements that clearly identify and distinguish between the interests of the parent and the interests of noncontrolling owners. This update is effective for the Company as of January 1, 2009. The Company adopted this update in January 2009 without significant impact on the consolidated financial position, results of operations, and disclosures.

In September 2009, the FASB issued Accounting Standards Update No. 2009-13 (ASU 2009-13), Multiple-Deliverable Revenue Arrangements which updates ASC Topic 605-25, Multiple Elements Arrangements (formerly EITF 00-21), of the FASB codification. ASU 2009-13 provides new guidance on how to determine if an arrangement involving multiple deliverables contains more than one unit of accounting, and if so allows companies to allocate arrangement considerations in a manner more consistent with the economics of the transaction. ASU 2009-13 is effective for the Company, prospectively, for revenue arrangements entered into or materially modified in fiscal years beginning on or after June 15, 2010; early application is permitted. The Company is currently evaluating the impact of adopting ASU 2009-13 on its financial statements.

3. Property and Equipment

Property and equipment consist of the following:
	September 30,	September 30
	2009	2008
Furniture and office equipment	$535,011	$452,671
Software	76,228	103,626
Leasehold improvements	—	2,246
	611,239	558,543
Less accumulated depreciation and amortization	(364,122)	(385,319)
	$247,117	$173,224

Property and equipment includes $21,157 of office equipment under capital lease with accumulated amortization of $10,361 and $6,028 at September 30, 2009 and 2008, respectively.

Depreciation and amortization expense was $93,127 and $59,953 for the years ended September 30, 2009 and 2008, respectively.

4. Capital Lease Obligations

During the year ended September 30, 2006, the Company entered into one capital lease for office equipment totaling $6,157 with principal and interest (5.8%) due monthly. During the year ended September 30, 2007, the Company entered into one capital lease totaling $15,000 with principal and interest (5.0%) due monthly.

Future minimum lease payments under the lease are as follows:

For the year ending September 30,
2010	$4,664
2011	3,480
2012	3,480
Total minimum lease payments	11,624
Less: amount representing interest	(939)
Present value of net minimum lease payments	10,685
Less: current portion	(4,142)
Long term portion	$6,543

5. Guarantees

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

6. Commitments and Contingencies

The Company currently occupies two facilities under operating leases.  The San Jose, California facility lease expires in May 2012 and the Canfield, Ohio facility lease expires in October 2012.

Future minimum lease payments are approximately as follows:

Year ending September 30, 2010	$218,175
Year ending September 30, 2011	214,170
Year ending September 30, 2012	181,997
Year ending September 30, 2013	4,777
$619,119

Facility rent expense totaled approximately $186,000 and $145,000 for the years ended September 30, 2009 and 2008, respectively.

In November 2003, NCR Corporation and Notify Technology Corporation entered into a non-exclusive license agreement that allows the Company to offer certain product features on its Enterprise Mobility Solution that are covered by a patent held by NCR.   This agreement requires that a royalty payment be made to NCR based on the revenue from any NotifyLink product that is sold that uses the technology covered by the patent. Payments under this agreement were $110,981 and $123,645 during the fiscal years 2009 and 2008, respectively.  The agreement had a cap of $500,000 of total royalty payable after which Notify would hold a fully paid-up license to utilize the NCR technology.  We reached that cap in July 2009 and no more royalties are payable to NCR under the 2003 agreement.

7. Shareholders’ Deficit

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

In connection with the offering of Series A preferred stock, the Company issued options to purchase 9.2685 units at a price per unit of $100,000 to the placement agent. Each unit consisted of 10,000 shares of Series A preferred stock convertible into an aggregate of 100,000 shares of common stock with a warrant to purchase 35,000 shares of common stock. The options to purchase units expired on July 21, 2008 without any options being exercised. At September 30, 2008, none of these options or warrants were outstanding.

Additionally, on May 15, 2001 the Company also issued a seven year warrant to purchase 118,151 shares of common stock at an exercise price of $1.00 per share to an investment fund in connection with the investment funds commitment to purchase Series A preferred stock for the amount of the difference between $5 million and the aggregate amount of money invested by all other investors in the financing.  This warrant expired on May 16, 2008 without being exercised.

35,000 and 5,000 shares of Series A preferred stock were converted to 350,000 and 50,000 shares of common stock in fiscal 2002 and 2003, respectively.

Common Stock

The following table summarizes shares of common stock reserved for future issuance by the Company:
September 30,
2009

1997 Stock Option Plan	1,818,000
2008 Equity Incentive Plan	2,317,000
4,135,000

Warrants to Purchase Common Stock

At September 30, 2009, the Company had no warrants outstanding:

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

		Options Outstanding
	Shares Available for Grant	Number of Shares	Weighted- Average Price
Balance at September 30, 2007	—	2,928,000	$1.196
Granted	—	—	N/A
Cancelled	—	(48,333)	$0.285
Exercised		(106,667)	$0.262
Balance at September 30, 2008	—	2,773,000	$1.196
Granted	—	—	N/A
Cancelled	—	(55,000)	$2.491
Exchanged	—	(900,000)	$1.600
Exercised	—	—	N/A
Balance at September 30, 2009	—	1,818,000	$1.032

2008 Equity Incentive Plan

In May 2009, the Company adopted the 2008 Equity Incentive Plan (the New Plan), which provided for the granting of stock options to employees, officers, consultants, and directors of the Company.  Stock options were granted at fair market value on the date of grant with terms of up to ten years. Under the Plan, a total of 2,317,000 shares of the Company’s common stock were reserved for issuance. Grants of options to employees and directors vest over three years.  The following table summarizes stock option activity:

	Options Outstanding
	Shares Available For Grant	Number of Shares	Weighted- Average Price
Balance at September 30, 2008		—	—
Authorized	2,317,000	—	N/A
Granted	(1,775,014)	1,775,014	$0.142
Cancelled	14,445	(14,445)	$0.140
Exercised	—	—	N/A
Balance at September 30, 2009	556,431	1,760,564	$0.142

The following table summarizes outstanding and exercisable options at September 30, 2009:

	Options Outstanding			Options Exercisable
Exercise Prices	Number of Options Outstanding	Weighted- Average Remaining Life in Years	Weighted- Average Exercise Prices	Number of Options Exercisable	Weighted-Average Exercise Prices

$0.140	1,735,569	9.20	$0.140	437,502	$0.140
$0.200 – $0.280	1,280,000	4.42	$0.253	1,255,000	$0.252
$0.320 – $0.490	338,000	2.06	$0.332	338,000	$0.332
$2.375 – $3.875	87,000	1.08	$2.983	87,000	$2.983
$6.125 – $7.656	13,000	0.20	$6.317	13,000	$6.317
$8.813	125,000	0.40	$8.813	125,000	$8.813
	3,578,569	3.85	$0.591	2,255,502	$1.619

8. Income Taxes

Due to historical operating losses, there is no provision for income taxes for fiscal 2009 or 2008. The expected statutory tax benefit of 34% is offset by the inability to recognize an income tax benefit from the net operating losses.

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company’s deferred tax assets for federal and state income taxes are as follows:

Year Ended September 30,
2009

Deferred tax assets:
Net operating loss carryforwards	$206,600
Research credit carryforwards	329,800
Other temporary differences	3,500
Total deferred tax assets	539,900

Valuation allowance	(539,000)
Net deferred tax assets	$–

Realization of deferred tax assets is dependent on future earnings, if any, the timing and amount of which are uncertain. Accordingly, a valuation allowance in an amount equal to the net deferred tax asset has been established to reflect these uncertainties.

As of September 30, 2008, the Company had net operating loss carryforwards of approximately $607,000 and $440,000 for Federal and California tax purposes, which will expire in the years 2011 through 2027. As of September 30, 2008, the Company also had research and development tax credit carryforwards for federal and California tax purposes of approximately $329,800 and $215,000, respectively. The credits will expire in the years 2016 through 2027, if not utilized. Utilization of the net operating losses and tax credit carryforwards may be subject to a substantial annual limitation due to the ownership change limitations provided by the Internal Revenue Code of 1986, as amended, and similar state provisions. The annual limitation may result in the expiration of net operating losses and tax credit carryforwards before full utilization.

9. Industry Segment, Customer, and Geographic Information

The Company has one operating segment by which management evaluates performance. The Company sells its products primarily within the United States and Canada to business customers with limited sales in other countries.

All of the Company’s long-lived assets are located in the United States.

10. Subsequent Events

There were no subsequent events that occurred between September 30, 2009 and the date of this filing.

EXHIBIT INDEX

3.1.1
Amended and Restated Articles of Incorporation of Registrant as filed with the Secretary of State of California on September 2, 1997. (incorporated herein by reference to Exhibit (3.2) to the Registrant's Registration Statement on Form SB-2, Reg. No. 333-23369, filed on March 14, 1997)

3.1.2
Certificate of Amendment to the Registrant’s Articles of Incorporation as filed with the Secretary of State of California on March 3, 1998. (incorporated herein by reference to Exhibit (3.1.1) to the Registrant's Quarterly Report on Form 10-QSB for the quarterly period ended June 30, 2001, filed on August 14, 2001)

3.1.3
Certificate of Amendment to the Registrant’s Articles of Incorporation as filed with the Secretary of State of California on July 12, 2001. (incorporated herein by reference to Exhibit (3.1.2) to the Registrant's Quarterly Report on Form 10-QSB for the quarterly period ended June 30, 2001, filed on August 14, 2001)

3.1.4
Series A Certificate of Determination, Preferences and Rights was filed with the Secretary of the State of California on or about July 12, 2001 (incorporated herein by reference to Exhibit (3.1) to the Registrant’s Current Report on Form 8-K, filed on July 23, 2001)

3.2	Amended and Restated Bylaws of Registrant. (as amended on April 15, 2009) (incorporated herein by reference to Exhibit (3.2.2) to the Registrant’s Current Report on DEF 14A, filed on April 15, 2009)

10.5(1)	Form of Indemnification Agreement. (incorporated herein by reference to Exhibit (10.5) to the Registrant's Registration Statement on Form SB-2, Reg. No. 333-23369, filed on March 14, 1997)

10.6(1)
Registrant's 1997 Stock Plan, as amended effective March 26, 2003, and form of stock option agreement. (incorporated by reference to Exhibit (4.1) to the Registrant’s Registration Statement on Form S-8 Reg. No 333-108868, filed on September 17, 2003)

10.16(1)
Amended and Restated Employment Agreement dated as of October 31, 2007 between Registrant and Paul DePond. (incorporated herein by reference to Exhibit (10.16) to the Registrant’s Current Report 8-K, filed on December 21, 2007)

10.17(1)
Amended and Restated Employment Agreement dated as of October 31, 2007 between Registrant and Gerald Rice. (incorporated herein by reference to Exhibit (10.17) to the Registrant’s Current Report 8-K, filed on December 21, 2007)

10.18(1)
Amended and Restated Employment Agreement dated as of October 31, 2007 between Registrant and Rhonda Chicone. (incorporated herein by reference to Exhibit (10.18) to the Registrant’s Current Report 8-K, filed on December 21, 2007)

10.24
Nonexclusive Technology License Agreement, dated as of November 24, 2003, by and between Registrant and NCR Corporation (incorporated herein by reference to Exhibit (10.24) to the Registrant's Annual Report on Form 10-KSB for the fiscal year ended September 30, 2004, filed on December 22, 2004)

10.34
Lease, dated as of October 16, 2008 by and between Registrant and Colbur Tech, LLC. (incorporated herein by reference to Exhibit (10.33) to the Registrant’s Annual Report on Form 10-KSB, filed on December 19, 2008)

10.36(1)	Notify Technology Corporation 2008 Equity Incentive Plan

10.37(1)	Form of Stock Option Agreement for grants under the Notify Technology Corporation 2008 Equity Incentive Plan

10.38(1)
Description of the Executive Management Bonus Plan of Notify Technology Corporation (incorporated herein by reference to Exhibit (10.38) to the Registrant’s Current Report 8-K, filed on December 23, 2009).

10.34
Lease addendum dated May 7, 2009 between Notify Technology Corporation and Pecten Court Mountain View Associates, LLC. (incorporated herein by reference to Exhibit (10.35) to the Registrant’s Current Report on Form 8-K, filed on May 11, 2009)

14.1
Code of Ethics for Principal Executive and Senior Financial Officers (incorporated herein by reference to Exhibit (14.1) to the Registrant's Annual Report on Form 10-KSB for the fiscal year ended September 30, 2008, filed on December 29, 2008)

24.1	Power of Attorney (see page 32).

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(1)           Indicates a management contract or compensatory plan or contract.