Form 10-K/A
period 2009-09-30
NOTIFY TECHNOLOGY CORP
filed 2009-12-30
CIK 1031980

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Form 10-K/A

(Amendment No. 1)
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

At December 3, 2009, registrant had 14,075,662 outstanding shares of Common Stock.

Documents Incorporated By Reference:  None

EXPLANATORY NOTE

This Amendment No. 1 on Form 10-K/A (this “Amendment No. 1”) amends the Annual Report on Form 10-K of Notify Technology Corporation (the “Company”) for the fiscal year ended September 30, 2009, filed with the Securities and Exchange Commission on December 29, 2009 (the “Original 10-K”).  This Amendment No. 1 is being filed for the sole purpose of including the certifications required by Sections 302 and 906 of the Sarbanes-Oxley Act of 2002 (the “Certifications”), which were inadvertently omitted when the Original 10-K was filed.

Except as described above, this Amendment No. 1 does not amend any other information set forth in the Original 10-K and the Company has not updated disclosures included therein to reflect any events that occurred subsequent to the date of the Original 10-K.  Accordingly, this Amendment No. 1 should be read in conjunction with the Original 10-K.

PART IV

ITEM 15. Exhibits and Financial Statement Schedules.

(a)           3.  Exhibits

The following is a list of exhibits filed as part of this Amendment No. 1:

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES

In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

NOTIFY TECHNOLOGY CORPORATION

Dated: December 30, 2009	By:	/s/ Gerald W. Rice
Gerald W. Rice Chief Financial Officer

EXHIBIT INDEX

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002