Form 10-Q
period 2009-12-31
NOTIFY TECHNOLOGY CORP
filed 2010-02-12
CIK 1031980

U. S. Securities and Exchange Commission

Washington, D.C.  20549

FORM 10-Q

(Mark One)

☒ Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly periods ended December 31, 2009
or
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

Yes          ☐   No            ☒

As of February 10, 2010, there were 14,075,662 shares of common stock outstanding.

INDEX

PART I.  FINANCIAL INFORMATION (unaudited)

Item 1.                Financial Statements

NOTIFY TECHNOLOGY CORPORATION
CONDENSED BALANCE SHEETS

	December 31,	September 30,
	2009	2009
	(unaudited)	(1)
Assets
Current assets:
Cash and cash equivalents	$1,712,844	$1,565,447
Accounts receivable, net	1,208,823	810,543
Other current assets	33,135	40,540
Total current assets	2,954,802	2,416,530

Non-current assets
Property and equipment, net	260,356	247,117
Lease deposits	15,602	15,602
Total non-current assets	275,958	262,719
Total assets	$3,230,760	$2,679,249

Liabilities and shareholders' deficit

Current liabilities:
Current portion of capital lease obligations	$3,948	$4,142
Accounts payable	17,310	75,340
Accrued payroll and related liabilities	498,627	454,946
Deferred revenue	3,435,527	2,995,906
Other accrued liabilities	124,324	140,464
Total current liabilities	4,079,736	3,670,798

Long term portion of deferred revenue	131,112	137,250
Long term portion of capital lease obligations	5,580	6,543
	136,692	143,793

Total liabilities	4,216,428	3,814,591

Shareholders' deficit:
Preferred stock, $0.001 par value, 5,000,000 shares authorized, no shares outstanding	—	—
Common stock, $0.001 par value, 30,000,000 shares authorized, 14,075,662 and 14,075,662 shares issued and outstanding on December 31, 2009 and September 30, 2009, respectively	14,076	14,076
Additional paid-in capital	23,460,181	23,442,160
Accumulated deficit	(24,459,925)	(24,591,578)
Total shareholders’ deficit	(985,668)	(1,135,342)
Total liabilities and shareholders' deficit	$3,230,760	$2,679,249

(1) The information in this column was derived from our audited financial statements for the year ended September 30, 2009.

See accompanying notes to condensed financial statements

NOTIFY TECHNOLOGY CORPORATION
CONDENSED STATEMENTS OF OPERATIONS

	Three-Month Periods
	Ended December 31,
	2009	2008
	(Unaudited)

Revenue:
Product sales	$1,796,645	$1,349,261
Total revenue	1,796,645	1,349,261

Cost of revenue:
Product cost	9,064	5,260
Royalty payments	1,991	34,188
Total cost of revenue	11,055	39,448
Gross profit	1,785,590	1,309,813

Operating expenses:
Research and development	453,850	479,915
Sales and marketing	715,990	562,249
General and administrative	485,184	329,919
Total operating expenses	1,655,024	1,372,083

Income (loss) from operations	130,566	(62,270)

Interest income (expense) and other, net	1,087	1,620
Net income (loss) before provision for income taxes	$131,653	$(60,650)

Provision for income taxes	—	—
Net income (loss)	$131,653	$(60,650)

Basic and diluted net income (loss) per share	$0.01	$(0.00)

Weighted average shares outstanding	14,075,662	14,075,662

Diluted weighted net income (loss) per share	$0.01	$(0.00)

Diluted weighted average shares outstanding	15,904,358	14,075,662

See accompanying notes to condensed financial statements

NOTIFY TECHNOLOGY CORPORATION
CONDENSED STATEMENTS OF CASH FLOWS

	Three-Month Periods
	Ended December 31,
	2009	2008
	(Unaudited)
Cash flows provided by operating activities:
Net income (loss)	$131,653	$(60,650)
Adjustments to reconcile net income (loss) to cash provided by operating activities:
Depreciation and amortization	29,991	18,454
SFAS 123(R) expense	18,021	—
Changes in operating assets and activities:
Accounts receivable	(398,280)	(317,240)
Other current assets	7,405	2,510
Accounts payable	(58,030)	24,845
Deferred revenue	433,483	448,396
Other accrued liabilities	27,541	(25,510)
Net cash provided by operating activities	191,784	90,805

Cash flows used in investing activities:
Purchase of property and equipment	(43,230)	(48,150)
Net cash used in investing activities	(43,230)	(48,150)

Cash flows used in financing activities:
Principal payments on capital lease obligations	(1,157)	(1,085)
Net cash used in financing activities	(1,157)	(1,085)

Net increase in cash and cash equivalents	147,397	41,570
Cash and cash equivalents at beginning of period	1,565,447	1,010,607
Cash and cash equivalents at end of period	$1,712,844	$1,052,177

Supplemental disclosure of cash information
Cash paid for interest	$158	$229
Cash paid for taxes	$855	$850

See accompanying notes to condensed financial statements

NOTIFY TECHNOLOGY CORPORATION
Notes to Condensed Financial Statements
(Unaudited)

1.           BASIS OF PRESENTATION

The accompanying unaudited condensed financial statements of Notify Technology Corporation (referred to as “the Company”, “we”, “us” and “our” unless the context otherwise requires) have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and the instructions to Form 10-Q and Article 8 of Regulation S-X.  The condensed financial statements included herein are unaudited but include all adjustments (consisting only of normal recurring adjustments), which we consider necessary for a fair presentation of the financial position at such date and the operating results and cash flows for those periods.  Although we believe that the disclosures in these condensed financial statements are adequate to make the information presented not misleading, certain information normally included in financial statements and related footnotes prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission.  The accompanying condensed financial statements should be read in conjunction with the financial statements and notes thereto included in our Annual Report on Form 10-K for the year ended September 30, 2009.

Results for any interim period are not necessarily indicative of results for any other interim period or for the entire year.

2.      NET INCOME (LOSS) PER SHARE

The net income per share for the three-month period ended December 31, 2009 was a gain of $0.01 compared to a loss of $(0.00) for the same period in the prior year.  Options to purchase 3,535,236 and 3,453,544 shares of common stock were outstanding at December 31, 2009 and 2008, respectively. The outstanding options were included in the computation of diluted net income per share for the three month period ended December 31, 2009 to fully dilute the earnings per share but were not included in the computation of diluted net loss for the three-month period ended December 31, 2008 as the effect would be anti-dilutive.

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

The options mentioned in note 2 above and the Unit Purchase Options mentioned in this note 3 expired on July 20, 2008 leaving 14,075,662 shares of common stock and options to purchase 3,453,244 shares of common stock as the only issued and outstanding securities of the Company.  There were no remaining obligations associated with the expiring warrants and options.

The Company’s 2008 Equity Incentive Plan (“2008 Plan”) was established on December 17, 2008.  The Board authorized 2,317,000 shares of the Company’s common stock to be reserved under the 2008 Plan.  Included in the 3,535,236 total outstanding options as of December 31, 2009 were 1,727,236 options granted under the 2008 Plan to various employees.  These grants included 169,470 options exchanged on December 17, 2008 for 900,000 options granted under a prior option plan.

                4.      ACCOUNTING FOR STOCK BASED COMPENSATION

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

NOTIFY TECHNOLOGY CORPORATION
Notes to Condensed Financial Statements
(Unaudited)

The Company recognized stock based employee compensation in the three-month period ended December 31, 2009 and recorded a non-cash expense of $18,021.

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

NOTIFY TECHNOLOGY CORPORATION
Notes to Condensed Financial Statements
(Unaudited)

                7.      ACCOUNTS RECEIVABLE

Forty-one percent of the accounts receivable balance of $1,208,823 as of December 31, 2009 was concentrated in one customer triggered by the annual renewal of their subscription to our NotifyLink On-Demand product.

                8.      SUBSEQUENT EVENTS

 There were no material subsequent events as of February 10, 2010.

NOTIFY TECHNOLOGY CORPORATION

Item 2.   Management’s Discussion and Analysis of Financial Condition and Results of Operations

FORWARD LOOKING STATEMENTS

This Quarterly Report on Form 10-Q contains forward-looking statements, within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, which involve risks and uncertainties.  Forward-looking statements generally include words such as “may,” “will,” “plans,” “seeks,” ”expects,” “anticipates,” “outlook,” “intends,” “believes” and words of similar import as well as the negative of those terms. In addition, any statements that refer to expectations, projections or other characterizations of future events or circumstances, including any underlying assumptions, are forward-looking statements.  These forward-looking statements include, but are not limited to:

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

These statements are based on current expectations and are subject to important factors that could cause actual results to differ materially from those projected in the forward-looking statements. Such important factors include, but are not limited to, those discussed below under “Risk Factors” and elsewhere in this Quarterly Report and in other documents we file with the U.S. Securities and Exchange Commission. When reading the sections titled "Results of Operations" and "Financial Condition," you should also read our unaudited condensed financial statements and related notes included elsewhere herein and our Annual Report on Form 10-K for the fiscal year ended September 30, 2009.  We undertake no obligation to update any forward-looking statements as a result of developments occurring after the date of this Quarterly Report.  The following discussion and analysis of our financial condition and results of operations should be read together with our Consolidated Financial Statements and related notes included elsewhere in this Quarterly Report on Form 10-Q.

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

RESULTS OF OPERATIONS

Three-Month Periods Ended December 31, 2009 and 2008

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

Our revenues increased 33% to $1,796,645 in the three-month period ended December 31, 2009 from $1,349,261 in the three-month period ended December 31, 2008.  The increase in revenue was attributed to growth in domestic sales of our NotifyLink product line plus sales from our new NotifySync product line.  We also believe that the current rapid growth in the Smartphone market and the increasing number of devices available has had a favorable impact on our business.

Our NotifyLink product is comprised of a backend server component and a wireless device client component. We are a provider of secure real time wireless synchronization of email, calendar, contacts and tasks, supporting 13 different email platforms. In addition we support any BlackBerry®, Palm®, Windows Mobile, and select Symbian wireless devices on all major cellular voice and data networks worldwide.  The NotifyLink solution provides users with bi-directional mobile “automatic” synchronization of emails sent to end users’ email mailboxes and all emails originated forwarded and replied to from the mobile device will be synchronized with the user’s email mailbox.  The synchronized information also keeps personal calendars, contacts, and task information continually up to date at both the server and the mobile device level.

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

Cost of revenue

Cost of revenue consists of the hosting center costs to support the service portion of our NotifyLink products and the cost of resale software related to NotifyLink. Cost of revenue decreased to $11,055 in the three-month period ended December 31, 2009, from $39,448 for the three-month period ended December 31, 2008. The decrease in the cost of revenue was due to the elimination of a royalty applied to software sales because we fully paid up the royalty license in fiscal 2009.

NOTIFY TECHNOLOGY CORPORATION

Our gross margin increased to 99.4% in the three month period ended December 31, 2009 compared to a gross margin of 97.1% in the three-month period ended December 31, 2008.  The major cost component affecting gross margin had been a royalty expense that no longer exists.  The other major costs of our business, consisting of product design and sales/support, are categorized in operating expenses and thus do not impact gross margin.

Research and development

Research and development expenses consist primarily of personnel costs and expenses. Research and development expenses decreased to $453,850 for the three-month period ended December 31, 2009 from $479,915 for the three-month period ended December 31, 2008.  The decrease is not significant enough to have one major cause.   Our development efforts focus on porting our solution to new devices and improving our current product plus creating new products in the area of device management.

We believe that our future success, if any, depends significantly on our ability to continue to enhance our existing wireless products and to develop new products. Therefore, we intend to continue to incur research and development costs for the foreseeable future.

Sales and marketing

Sales and marketing expense consists primarily of personnel, travel costs and sales commissions related to our sales and marketing efforts.  We use an internal sales force and a customer support staff to facilitate the NotifyLink sales process.  Sales and marketing costs increased to $715,990 for the three-month period ended December 31, 2009 from $562,249 for the three-month period ended December 31, 2008.  The increase in sales expense is due to expanding our sales force and the supporting sales administration staff.

We anticipate that sales and marketing expenses will increase in future quarters as we hire additional sales and customer support personnel and attempt to expand our existing and create new distribution channels.

General and administrative

General and administrative expense consists of general management and finance personnel costs, insurance expense, rent expense, professional fees and other general corporate expenses.  General and administrative expenses increased to $485,184 for the three-month period ended December 31, 2009 from $329,919 for the three-month period ended December 31, 2008.  The increase is due to compensation expense and option vesting expense recorded on the general and administrative line.

LIQUIDITY AND CAPITAL RESOURCES

In the three-month period ended December 31, 2009, we funded our operations through cash provided by operations.  Our ability to fund our operations depends upon the continued success of our NotifyLink and NotifySync wireless e-mail notification market solutions.

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

The major cost of operations is comprised of (1) the engineering design of our products offered for sale and (2) the sales process of a contract that requires both direct sales effort and technical support hours to facilitate a 30-day trial period of our software prior to purchase.  The increase in the NotifyLink deferred revenue to $3,566,639 as of December 31, 2009 from $3,133,156 as of September 30, 2009, combined with the increase in revenues in the three-month period ended December 31, 2009, indicates that total product revenue continued to improve in the first fiscal quarter of 2010.  Deferred revenue also represents the obligation to service the contracts underlying the revenue.  However, the cash flow required to provide the service of contracts is significantly less than the amortized revenue recognized each month.

NOTIFY TECHNOLOGY CORPORATION

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

In the event we require additional capital, we cannot predict whether we will be able to obtain financing on commercially reasonable terms, if at all.  Any future financings may take the form of debt or equity securities or a combination of debt and equity, including convertible notes or warrants.  In the event we are required to obtain additional financing, we cannot predict whether we could successfully conclude a financing with any new investors.  Minimally, we expect that any additional financing could result in a substantial dilution of the equity and voting interests of our current shareholders

Our 2008 Equity Incentive Plan (the “2008 Plan”) was established on December 17, 2008.  The Board authorized 2,317,000 shares of the Company’s common stock to be reserved under the 2008 Plan.  Included in the 3,535,236 total outstanding options as of December 31, 2009 were 1,727,236 options granted under the 2008 Plan to various employees.  These grants included 169,470 options exchanged on December 17, 2008 for 900,000 options granted under a prior option plan.

At December 31, 2009, we had cash and cash equivalents of $1,712,844, compared to $1,052,177 at December 31, 2008.  Over the last several years, we have financed our operations primarily through revenue from operations.  The net cash generated by operating activities equaled $191,784 in the three-month period ended December 31, 2009, versus net cash generated by operating activities of $90,805 in the three-month period ended December 31, 2008. The cash generated by operations in the three-month period ended December 31, 2009 was a combination of net income of $131,653 less an increase in accounts receivable of $398,280 and a decrease in accounts payable of $58,030 offset by an increase in deferred revenue of $433,483.  The cash generated by operations in the three-month period ended December 31, 2008 was a combination of a net loss of $60,650 and an increase in accounts receivable of $317,240 offset by an increase in deferred revenue of $448,396 and an increase in accounts payable of $24,845.  Although we have been cash positive in the last two fiscal years, we anticipate that we will have negative cash flow from time to time in operating activities in future periods.

Net cash used by investing activities in the three-month period ended December 31, 2008 was an outflow of $43,230 for computer purchases.  There was a net cash outflow of $48,150 from the purchase of fixed assets in the three-month period ended December 31, 2008.

Net cash provided by financing activities was an outflow of $1,157 and an outflow of $1,085 for the three-month periods ended December 31, 2009 and 2008, respectively.  The net cash outflow for the three-month period ended December 31, 2009 was due to payments on capital leases.  The outflow for the three-month period ended December 31, 2008 was also due to payments on capital leases.

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

NOTIFY TECHNOLOGY CORPORATION

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

We are a smaller reporting company as defined by Rule 12b-2 of the Securities Exchange Act of 1934 (the "Exchange Act") and not required to provide the information required under this item.

Item 4T.	Controls and Procedures.

(a)     Evaluation of Disclosure Controls and Procedures.

Our chief executive officer and our chief financial officer, after evaluating our disclosure controls and procedures (as defined in the rules and regulation of the Securities and Exchange Commission under the Exchange Act), as of the end of the period covered by this Quarterly Report on Form 10-Q, have concluded that as of such date, our disclosure controls and procedures were effective to ensure that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms.

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

We commenced operations in August 1994 and through January 1996 were engaged primarily in the sale of hardware products to the telephone market. We made the decision in fiscal 2003 to refocus our strategy on developing and selling software applications for the wireless market.  Accordingly, our business has changed substantially in recent years, making it difficult to make period-to-period comparisons of our operations and we face all of the risks and uncertainties encountered by early-stage companies. For the three-month period ended December 31, 2009, we had a gain of $131,653.  For the fiscal year ended September 30, 2009, we had a gain of $70,685.  For the fiscal years ended September 30, 2008, 2007 and 2006, we incurred net losses of $287,680, $426,004, and $314,892, respectively. Although our cash flows from operations were positive in the three-month period ended December 31, 2009 and the years ended September 30, 2009, 2008 and 2007, we are not assured that we can maintain a positive cash flow from operating activities in future periods. There can be no assurance that sales of our products will continue to generate or maintain a positive cash flow or that we will attain or thereafter sustain profitability in any future period.

We may be unable to generate the cash necessary to support a competitive level of research and development activities.

At December 31, 2009, we had an accumulated deficit of $24,459,925 and recorded a net income for the three-month period ended December 31, 2009 of $131,653. We also had a working capital deficit at that date of $1,124,934.  Our NotifyLink and NotifySync products will need to sustain a favorable market acceptance in order for us to be able to continue our research and development activities and to fund operating expenses at a level required to stay competitive in our market.  Regardless, as our wireless product lines have only generated sufficient contributions to our revenues to date to operate profitably at the current level of research and development for the last fiscal year, an increase in the level of research and development driven by market pressures could require us to obtain further financing.  Obtaining additional financing will be subject to a number of factors including market conditions, investor acceptance of our business plan, and investor sentiment.  These factors may make the timing, amount, terms and conditions of additional financing unattractive or unavailable to us.  If, in a situation that required an increase in research and development we are unable to maintain market acceptance of our wireless products or raise additional financing, we will have to significantly reduce our spending, delay or cancel planned activities or substantially change our current corporate structure.  In such an event, we intend to implement expense reduction plans in a timely manner.  However, these actions would have material adverse effects on our business, results of operations, and prospects, resulting in a possible failure of our business.

If we are unable to develop market and sell new and improved wireless products on a timely basis, we could lose existing and potential customers and our sales could decrease.

We continue to invest in our wireless software products in order to grow our revenue and improve our financial condition.  We need to develop our market and sell new and improved wireless software products on a timely basis to keep pace with technological developments, emerging industry standards, and the growing needs of our sophisticated customers.  We may experience difficulties in marketing and selling new products, and our inability to timely and cost-effectively introduce new products and future enhancements, or the failure of these new products or enhancements to achieve market acceptance, could seriously harm our business.  Life cycles of wireless software products are difficult to predict, because the market for such products is relatively new and evolving and characterized by rapid technological change, frequent enhancements to existing products and new product introductions, changing customer needs and evolving industry standards.  The introduction of competing products that employ new technologies and emerging industry standards could render our products and services obsolete and unmarketable or shorten the life cycles of our products and services.  The emergence of new industry standards might require us to redesign our products.  If our products are not in compliance with industry standards that become widespread, our customers and potential customers may not purchase our products.

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

We continue to develop our formal referral partner channel and our international reseller partner channel.  We participate in informal referral arrangements with several wireless carriers, wireless device manufacturers and several of our collaboration partners for the sale of our NotifyLink and NotifySync products and services where our products assist in the sale of their products.  We have a limited direct sales force to sell our NotifyLink and NotifySync products and services to organizations and businesses, and we rely upon both formal and informal referral arrangements to provide leads for our NotifyLink and NotifySync products.  To date, most of our referral arrangements are formal, and we will receive referrals only to the extent that our referral partners successfully refer our products and services to potential users.  There can be no assurance that we will continue to receive referrals through our formal or informal arrangements.  Our NotifyLink and NotifySync solutions are sold into an emerging market and although we have operated on a cash positive basis in the fiscal years ending September 30, 2009, 2008 and 2007, we have only achieved sufficient growth in our sales to generate net income in fiscal 2009 and in the three-month period ended December 31, 2009.

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

NOTIFY TECHNOLOGY CORPORATION

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

NOTIFY TECHNOLOGY CORPORATION

Our Articles of Incorporation limit the liability of directors and officers and we have entered into indemnification agreements with them.

Our Articles of Incorporation eliminate, in certain circumstances, the liability of our directors and officers for monetary damages for breach of their fiduciary duties as directors and officers.  We have also entered into indemnification agreements with each of our directors and officers.  Each of these indemnification agreements provides that we will indemnify the indemnitee against expenses, including reasonable attorneys' fees, judgments, penalties, fines, and amounts paid in settlement actually and reasonably incurred by such directors and officers in connection with any civil or criminal action or administrative proceeding arising out of his performance of duties as a director or officer, other than an action instituted by the director or officer.  These indemnification agreements also require that we indemnify the directors and officers or other party thereto in all cases to the fullest extent permitted by applicable law.  Each indemnification agreement permits the director or officer that is party thereto to bring suit to seek recovery of amounts due under the indemnification agreement and to recover the expenses of such a suit if they are successful.  We currently have directors’ and officers’ liability insurance, but there can be no assurance that any or all of our indemnification obligations will be covered by this insurance or that the insurance limits will not be exceeded.

Item 6.  Exhibits

(a)	Exhibits:

31.1*    Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2*    Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1‡    Certification of Chief Executive Officer and Chief Financial Officer under Section 906 of the Sarbanes-Oxley Act of 2002

* - Filed herewith.

‡ - Furnished herewith.

NOTIFY TECHNOLOGY CORPORATION

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

NOTIFY TECHNOLOGY CORPORATION

Dated: February 12, 2010

/s/ Gerald W. Rice
Chief Financial Officer
(Principal Financial and Accounting Officer)

NOTIFY TECHNOLOGY CORPORATION

EXHIBIT INDEX

Exhibit Number	Description

31.1*	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1‡	Certification of Chief Executive Officer and Chief Financial Officer under Section 906 of the Sarbanes-Oxley Act of 2002

* - Filed herewith.

‡ - Furnished herewith.