Form 10-Q
period 2010-03-31
NOTIFY TECHNOLOGY CORP
filed 2010-05-14
CIK 1031980

U. S. Securities and Exchange Commission

Washington, D.C.  20549

FORM 10-Q

(Mark One)

☒ Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended March 31, 2010
or
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

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐	Smaller reporting company ☑

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes	☐	No	☒

As of May 14, 2010, there were 14,075,662 shares of common stock outstanding.

INDEX

PART I.  FINANCIAL INFORMATION (unaudited)

Item 1.	Financial Statements

NOTIFY TECHNOLOGY CORPORATION
CONDENSED BALANCE SHEETS

	March 31,	September 30,
	2010	2009
	(unaudited)	(1)
Assets
Current assets:
Cash and cash equivalents	$2,460,266	$1,565,447
Accounts receivable, net	566,895	810,543
Other current assets	39,835	40,540
Total current assets	3,066,996	2,416,530

Non-current assets
Property and equipment, net	262,563	247,117
Lease deposits	15,602	15,602
Total non-current assets	278,165	262,719
Total assets	$3,345,161	$2,679,249

Liabilities and shareholders' deficit
Current liabilities:
Current portion of capital lease obligations	$3,564	$4,142
Accounts payable	45,196	75,340
Accrued payroll and related liabilities	492,982	454,946
Deferred revenue	3,436,387	2,995,906
Other accrued liabilities	116,768	140,464
Total current liabilities	4,094,897	3,670,798

Long term portion of deferred revenue	124,973	137,250
Long term portion of capital lease obligations	4,790	6,543
Total long term liabilities	129,763	143,793

Total liabilities	4,224,660	3,814,591

Shareholders' deficit:
Preferred stock, $0.001 par value, 5,000,000 shares authorized, no shares outstanding	—	—
Common stock, $0.001 par value, 30,000,000 shares authorized, 14,075,662 and 14,075,662 shares issued and outstanding on March 31, 2010 and September 30, 2009, respectively	14,076	14,076
Additional paid-in capital	23,477,247	23,442,160
Accumulated deficit	(24,370,822)	(24,591,578)
Total shareholders’ deficit	(879,499)	(1,135,342)
Total liabilities and shareholders' deficit	$3,345,161	$2,679,249

(1) The information in this column was derived from our audited financial statements for the year ended September 30, 2009.

See accompanying notes to condensed financial statements

NOTIFY TECHNOLOGY CORPORATION
CONDENSED STATEMENTS OF OPERATIONS

	Three-Month Periods		Six-Month Periods
	Ended March 31,		Ended March 31,
	2010	2009	2010	2009
	(unaudited)		(unaudited)
Revenue:
Product revenue	$1,733,849	$1,423,570	$3,530,494	$2,772,831
Service revenue	—	—	—	—
Total revenue	1,733,849	1,423,570	3,530,494	2,772,831

Cost of revenue:
Product cost	5,719	3,360	14,783	8,620
Royalty payments	1,405	35,959	3,396	70,147
Total cost of revenue	7,124	39,319	18,179	78,767
Gross profit	1,726,725	1,384,251	3,512,315	2,694,064

Operating expenses:
Research and development	520,520	499,846	974,370	979,761
Sales and marketing	695,294	578,520	1,411,284	1,140,770
General and administrative	422,400	399,753	907,584	729,673
Total operating expenses	1,638,215	1,478,119	3,293,238	2,850,204

Income(loss) from operations	88,511	(93,868)	219,077	(156,140)

Other income (expense), net	592	630	1,679	2,251
Net income (loss)	$89,103	$(93,238)	$220,756	$(153,889)

Basic net income (loss) per share	$0.01	$(0.01)	$0.02	$(0.01)

Basic weighted average shares outstanding	14,075,662	14,075,662	14,075,662	14,075,662

Diluted net income (loss) per share	$0.01	$(0.01)	$0.01	$(0.01)

Diluted weighted average shares outstanding	15,883,942	14,075,662	16,008,031	14,075,662

See accompanying notes to condensed financial statements

NOTIFY TECHNOLOGY CORPORATION
CONDENSED STATEMENTS OF CASH FLOWS

	Six-Month Periods
	Ended March 31,
	2010	2009
	(Unaudited)
Cash flows provided by operating activities:
Net income (loss)	$220,756	$(153,889)
Adjustments to reconcile net income (loss) to cash provided by operating activities:
Depreciation and amortization	59,359	40,274
SFAS 123(R) expense	35,087	20,175
Changes in operating assets and activities:
Accounts receivable	243,648	(123,173)
Other current assets	705	(4,364)
Accounts payable	(30,144)	(5,430)
Deferred revenue	428,204	631,971
Other accrued liabilities	14,340	38,005
Net cash provided by operating activities	971,955	443,569

Cash flows used in investing activities:
Purchase of property and equipment	(74,805)	(72,909)
Net cash used in investing activities	(74,805)	(72,909)

Cash flows used in financing activities:
Principal payments on capital lease obligations	(2,331)	(2,187)
Net cash used in financing activities	(2,331)	(2,187)

Net increase in cash and cash equivalents	894,819	368,473
Cash and cash equivalents at beginning of period	1,565,447	1,010,607
Cash and cash equivalents at end of period	$2,460,266	$1,379,080

Supplemental disclosure of cash information
Cash paid for interest	$297	$441
Cash paid for taxes	$1,855	$850

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

2.      NET INCOME (LOSS) PER SHARE

The net income per share for the six-month period ended March 31, 2010 was a gain of $0.01 compared to a loss of $(0.01) for the same period in the prior year.  Options to purchase 3,372,458 and 3,535,236 shares of common stock were outstanding at March 31, 2010 and 2009, respectively. The outstanding options were included in the computation of diluted net gain per share for the six month period ended March 31, 2010 to fully dilute the earnings per share but were not included in the computation of diluted net loss for the six-month period ended March 31, 2009 as the effect would be anti-dilutive.

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

The Company’s 2008 Equity Incentive Plan (“2008 Plan”) was established on December 17, 2008.  The Board authorized 2,317,000 shares of the Company’s common stock to be reserved under the 2008 Plan.  Included in the 3,372,458 total outstanding options as of March 31, 2010 were 1,689,458 options granted under the 2008 Plan to various employees.  These grants included 169,470 options exchanged on December 17, 2008 for 900,000 options granted under a prior option plan.

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

NOTIFY TECHNOLOGY CORPORATION
Notes to Condensed Financial Statements
(Unaudited)

The Company recognized stock based employee compensation in the three and six-month periods ended March 31, 2010 and recorded non-cash expenses of $17,066 and $35,087 respectively.

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

In February 2010, the FASB issued ASU No. 2010-09 regarding subsequent events and amendments to certain recognition and disclosure requirements.  Under this ASU, a public company that is a SEC filer, as defined, is not required to disclose the date through which subsequent events have been evaluated.  This ASU is effective upon the issuance of this ASU.  The adoption of this ASU did not have a material impact on our consolidated financial statements

In December 2007, the FASB issued an update to FASB ASC 805, “Business Combinations” which establishes principles and requirements for how an acquirer recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, any noncontrolling interest in the acquiree, and the goodwill acquired. This update also establishes disclosure requirements to enable the evaluation of the nature and financial effects of the business combination. This update is effective for the Company with respect to business combinations for which the acquisition date is on or after January 1, 2009. The Company adopted this update in the second quarter of 2009 without significant financial impact.

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

NOTIFY TECHNOLOGY CORPORATION
Notes to Condensed Financial Statements
(Unaudited)

In January 2010, the FASB issued ASU No. 2010-06 regarding fair value measurements and disclosures and improvement in the disclosure about fair value measurements.  This ASU requires additional disclosures regarding significant transfers in and out of Levels 1 and 2 of fair value measurements, including a description of the reasons for the transfers.  Further, this ASU requires additional disclosures for the activity in Level 3 fair value measurements, requiring presentation of information about purchases, sales, issuances, and settlements in the reconciliation for fair value measurements.  This ASU is effective for fiscal years beginning after December 15, 2010, and for interim periods within those fiscal years.  We are currently evaluating the impact of this ASU; however, we do not expect the adoption of this ASU to have a material impact on our consolidated financial statements.

7.	ACCOUNTS RECEIVABLE

Twenty percent of the accounts receivable balance of $566,895 as of March 31, 2010 was concentrated in one customer based on a single transaction.  There were no other significant concentrations in the outstanding balance of account receivable as of March 31, 2010.

8.	SUBSEQUENT EVENTS

There were no material subsequent events.

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

OVERVIEW

We were incorporated in the State of California in August 1994.  We are an independent software vendor (“ISV”) focused on providing secure, wireless synchronization of email and personal information management (“PIM”) (calendar, contacts, and tasks information) across a variety of wireless devices and email collaboration suites. Our products provide solutions to organizations and businesses supporting Novell GroupWise™, Microsoft Exchange™, Google Enterprise™ and a variety of alternative email collaboration suites such as the Sun Java Communications Suite, the Oracle Collaboration Suite, the Mirapoint Messaging Suite, CommunigatePro, Scalix Enterprise Server, Kerio Messaging Suite, the MDaemon Messaging Suite, FirstClass, and Meeting Maker.  We support a variety of wireless device platforms on each of these suites including the BlackBerry®, Apple® iPhone®, iPad®, iPod® touch, Palm, Windows Mobile®, and Symbian.  Using our products, our customers can achieve secure wireless mobile access using various handheld wireless devices to manage their email, calendar appointments and address books on any of the email collaboration suites we support.  Our products support wireless devices from a wide range of manufacturers and network carriers around the world.

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

RESULTS OF OPERATIONS

Three-Month Periods Ended March 31, 2010 and 2009

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

Our revenues increased 21% to $1,733,849 in the three-month period ended March 31, 2010 from $1,423,570 in the three-month period ended March 31, 2009.  The increase in revenue was attributed to growth in domestic sales of our NotifyLink product line plus sales from our new NotifySync product line.  We also believe that the current rapid growth in the Smartphone market and the increasing number of devices available has had a favorable impact on our business.  This rapid growth also places challenges as we are required to test and certify the many new devices as they are released by manufacturers that can only be done through increased headcount.

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

In the last three months we have certified NotifyLink compatibility with a number of Android phones and the new Apple iPad.

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

Cost of revenue

Cost of revenue consists of the hosting center costs to support the service portion of our NotifyLink products and the cost of resale software related to NotifyLink. Cost of revenue decreased to $7,124 in the three-month period ended March 31, 2010, from $39,319 for the three-month period ended March 31, 2009. The decrease in the cost of revenue was due to the elimination of a royalty applied to software sales because we fully paid up the royalty license in fiscal 2009.

NOTIFY TECHNOLOGY CORPORATION

Our gross margin increased to 99.6% in the three month period ended March 31, 2010 compared to a gross margin of 97.2% in the three-month period ended March 31, 2009.  The major cost component affecting gross margin had been a royalty expense that no longer exists.  The other major costs of our business, consisting of product design and sales/support, are categorized in operating expenses and thus do not impact gross margin.

Research and development

Research and development expenses consist primarily of personnel costs and expenses. Research and development expenses decreased to $520,050 for the three-month period ended March 31, 2010 from $499,846 for the three-month period ended March 31, 2009.  The minor increase is attributed to an increase in headcount in our testing department to meet the demand to certify new devices.   Our development efforts focus on porting our solution to new devices and improving our current product plus creating new products in the area of device management.

We believe that our future success, if any, depends significantly on our ability to continue to enhance our existing wireless products and to develop new products. Therefore, we intend to continue to incur research and development costs for the foreseeable future.

Sales and marketing

Sales and marketing expense consists primarily of personnel, travel costs and sales commissions related to our sales and marketing efforts.  We use an internal sales force and a customer support staff to facilitate the NotifyLink sales process.  Sales and marketing costs increased to $695,294 for the three-month period ended March 31, 2010 from $578,520 for the three-month period ended March 31, 2009.  The increase in sales expense is due to expansion of our sales force and sales administration staff.

We anticipate that sales and marketing expenses will increase in future quarters as we hire additional sales and customer support personnel and attempt to expand our existing and create new distribution channels.

General and administrative

General and administrative expense consists of general management and finance personnel costs, insurance expense, rent expense, professional fees and other general corporate expenses.  General and administrative expenses increased to $422,400 for the three-month period ended March 31, 2010 from $399,753 for the three-month period ended March 31, 2009.  The increase is due to compensation and option vesting expense.

Six-Month Periods Ended March 31, 2010 and 2009

Revenue

Revenue for the six-month period ended March 31, 2010 increased 27% to $3,530,494 from $2,772,831 for the six-month period ended March 31, 2009.  A majority of our revenue in both periods was derived from domestic sources, centering largely on IMAP based email systems and Novell GroupWise environments.  Sales of our NotifySync product also improved our revenues over the six-month period ended March 31, 2010.

Cost of revenue

Cost of revenue consists of the hosting center costs to support the service portion of our NotifyLink products and the cost of resale software related to NotifyLink. Cost of revenue decreased to $18,179 in the six-month period ended March 31, 2010, from $78,767 for the six-month period ended March 31, 2009. The major cost component affecting gross margin last year had been royalty expense.  The decrease in the cost of revenue was due to the fact that we fully paid up the royalty license in fiscal 2009.

NOTIFY TECHNOLOGY CORPORATION

Our gross margin increased to 99.4% in the six-month period ended March 31, 2010, compared to a gross margin of 97.2% in the six-month period ended March 31, 2009. The other major costs of our business, consisting of product design and sales/support, are categorized in operating expenses and thus do not impact gross margin.

Research and development

Research and development expenses consist primarily of personnel costs and expenses. Research and development expenses increased to $974,370 for the six-month period ended March 31, 2010, from $979,761 for the six-month period ended March 31, 2009.  Our development efforts were devoted to improving our software product in the area of device management, porting our solution to new devices and creating new products.

We believe that our future success, if any, depends significantly on our ability to continue to enhance our existing wireless products and to develop new products. Therefore, we intend to continue to incur research and development costs for the foreseeable future

Sales and marketing

Sales and marketing expenses consist primarily of personnel, travel costs and sales commissions related to our sales effort of the NotifyLink product line. We use an internal sales force and a customer support staff to facilitate the NotifyLink sales process.  Sales and marketing costs increased to $1,411,284 for the six-month period ended March 31, 2010, from $1,140,770 for the six-month period ended March 31, 2009.   The increase in sales expense is due to additions to our sales staff and commissions on strong sales activity. There is an inherent mismatch of commission expense to revenue because a majority of our revenue is recognized over the life of the contract, whereas we record commission expense in the month the contract is signed.

We anticipate that sales and marketing expenses will increase in future quarters as we hire additional sales and customer support personnel and attempt to expand our existing referral base and create new distribution channels.

General and administrative

General and administrative expenses consist of general management and finance personnel costs, insurance expense, occupancy costs, professional fees, stock-based compensation expense and other general corporate expenses.  General and administrative expenses increased to $907,584 for the six-month period ended March 31, 2010 from $729,673 for the six-month period ended March 31, 2009. The increase in expenses was primarily due to increases in compensation expense.  In addition, we experienced increases in legal and non-cash option vesting.

We expect that general and administrative expense may continue to increase in future quarters as we adhere to the requirements mandated by the Sarbanes-Oxley Act and integrate any additional requirements imposed by future regulations.

LIQUIDITY AND CAPITAL RESOURCES

In the six-month period ended March 31, 2010, we funded our operations through cash provided by operations.  Our ability to fund our operations depends upon the continued success of our NotifyLink and NotifySync wireless e-mail notification market solutions.

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

NOTIFY TECHNOLOGY CORPORATION

The major cost of operations is comprised of (1) the engineering design of our products offered for sale and (2) the testing and certification of our Notify products on new devices, (3) and a sales process that entails both a direct sales effort and technical support hours to facilitate a trial period of our software prior to purchase.  The increase in the NotifyLink deferred revenue to $3,561,360 as of March 31, 2010 from $3,133,156 as of September 30, 2009, combined with the increase in revenues in the six-month period ended March 31, 2010, indicates that total product revenue continued to improve in the first fiscal half of 2010.  Deferred revenue also represents the obligation to service the contracts underlying the revenue.  However, the cash flow required to provide the service of contracts is significantly less than the amortized revenue recognized each month.

Our continued operations depend on the cash flow from sales of NotifyLink and NotifySync.  In the event sales of our products decline or our revenue is otherwise interrupted for a significant period of time, we would have to reduce our operations to minimally service our existing contract obligations unless we secured additional financing. If we were unable to increase our revenues or secure financing, we would have to restructure our business to reduce costs.

We also continue to evaluate our opportunities to obtain financing to provide additional funding for our operations.

In the event we require additional capital, we cannot predict whether we will be able to obtain financing on commercially reasonable terms, if at all.  Any future financings may take the form of debt or equity securities or a combination of debt and equity, including convertible notes or warrants.  In the event we are required to obtain additional financing, we cannot predict whether we could successfully conclude a financing with any new investors.  Minimally, we expect that any additional financing could result in a substantial dilution of the equity and voting interests of our current shareholders

The Company’s 2008 Equity Incentive Plan (“2008 Plan”) was established on December 17, 2008.  The Board authorized 2,317,000 shares of the Company’s common stock to be reserved under the 2008 Plan.  Included in the 3,372,458 total outstanding options as of March 31, 2010 were 1,689,458 options granted under the 2008 Plan to various employees.  These grants included 169,470 options exchanged on December 17, 2008 for 900,000 options granted under a prior option plan.

At March 31, 2010, we had cash and cash equivalents of $2,460,266, compared to $1,379,080 at March 31, 2009.  Over the last several years, we have financed our operations primarily through revenue from operations.  The net cash generated by operating activities equaled $971,955 in the six-month period ended March 31, 2010, versus net cash generated by operating activities of $443,569 in the six-month period ended March 31, 2009. The cash generated by operations in the six-month period ended March 31, 2010 was a combination of net income of $220,756 plus an decrease in accounts receivable of $243,648 and an increase in deferred revenue of $428,204 offset by an decrease in accounts payable of $30,144.  The cash generated by operations in the six-month period ended March 31, 2009 was primarily due to a combination of a net loss of $153,889 and an increase in accounts receivable of $123,173, offset by an increase in deferred revenue of $631,971 and an increase in other accrued liabilities of $38,005.  Although we have been cash positive in the last two fiscal years, we anticipate that we may have negative cash flow from time to time in operating activities in future periods.

Net cash used by investing activities in the six-month period ended March 31, 2010 was an outflow of $74,805 for office furniture and computer purchases.  There was a net cash outflow of $72,909 from the purchase of fixed assets in the six-month period ended March 31, 2009.

Net cash provided by financing activities was an outflow of $2,331 and an outflow of $2,187 for the six-month periods ended March 31, 2010 and 2009, respectively.  The net cash outflow for both six-month periods ended March 31, 2010 and March 31, 2009 was due to payments on capital leases.

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

NOTIFY TECHNOLOGY CORPORATION

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

We commenced operations in August 1994 and through January 1996 were engaged primarily in the sale of hardware products to the telephone market. We made the decision in fiscal 2003 to refocus our strategy on developing and selling software applications for the wireless market.  Accordingly, our business has changed substantially in recent years, making it difficult to make period-to-period comparisons of our operations and we face all of the risks and uncertainties encountered by early-stage companies. For the six-month period ended March 31, 2010, we had a net income of $220,756.  For the fiscal year ended September 30, 2009, we had a net income of $70,685.  For the fiscal years ended September 30, 2008, 2007 and 2006, we incurred net losses of $287,680, $426,004, and $314,892, respectively. Although our cash flows from operations were positive in the six-month period ended March 31, 2010 and the years ended September 30, 2009, 2008 and 2007, we are not assured that we can maintain a positive cash flow from operating activities in future periods. There can be no assurance that sales of our products will continue to generate or maintain a positive cash flow or that we will attain or thereafter sustain profitability in any future period.

We may be unable to generate the cash necessary to support a competitive level of research and development activities.

At March 31, 2010, we had an accumulated deficit of $24,370,822 and recorded a net income for the six-month period ended March 31, 2010 of $220,756. We also had a working capital deficit at that date of $1,027,901.  Our NotifyLink and NotifySync products will need to sustain a favorable market acceptance in order for us to be able to continue our research and development activities and to fund operating expenses at a level required to stay competitive in our market.  Regardless, as our wireless product lines have only generated sufficient contributions to our revenues to date to operate profitably at the current level of research and development for the last fiscal year, an increase in the level of research and development driven by market pressures could require us to obtain further financing.  Obtaining additional financing will be subject to a number of factors including market conditions, investor acceptance of our business plan, and investor sentiment.  These factors may make the timing, amount, terms and conditions of additional financing unattractive or unavailable to us.  If, in a situation that required an increase in research and development we are unable to maintain market acceptance of our wireless products or raise additional financing, we will have to significantly reduce our spending, delay or cancel planned activities or substantially change our current corporate structure.  In such an event, we intend to implement expense reduction plans in a timely manner.  However, these actions would have material adverse effects on our business, results of operations, and prospects, resulting in a possible failure of our business.

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

We continue to develop our formal referral partner channel and our international reseller partner channel.  We participate in informal referral arrangements with several wireless carriers, wireless device manufacturers and several of our collaboration partners for the sale of our NotifyLink and NotifySync products and services where our products assist in the sale of their products.  We have a limited direct sales force to sell our NotifyLink and NotifySync products and services to organizations and businesses, and we rely upon both formal and informal referral arrangements to provide leads for our NotifyLink and NotifySync products.  To date, most of our referral arrangements are formal, and we will receive referrals only to the extent that our referral partners successfully refer our products and services to potential users.  There can be no assurance that we will continue to receive referrals through our formal or informal arrangements.  Our NotifyLink and NotifySync solutions are sold into an emerging market and although we have operated on a cash positive basis in the fiscal years ending September 30, 2009, 2008 and 2007, we have only achieved sufficient growth in our sales to generate net income in fiscal 2009 and in the six-month period ended March 31, 2010.

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

NOTIFY TECHNOLOGY CORPORATION

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

Our Articles of Incorporation eliminate, in certain circumstances, the liability of our directors and officers for monetary damages for breach of their fiduciary duties as directors and officers.  We have also entered into indemnification agreements with each of our directors and officers.  Each of these indemnification agreements provides that we will indemnify the indemnitee against expenses, including reasonable attorneys' fees, judgments, penalties, fines, and amounts paid in settlement actually and reasonably incurred by such director or officer in connection with any civil or criminal action or administrative proceeding arising out of his performance of duties as a director or officer, other than an action instituted by the director or officer.  These indemnification agreements also require that we indemnify the director, officer or other party thereto in all cases to the fullest extent permitted by applicable law.  Each indemnification agreement permits the director or officer that is party thereto to bring suit to seek recovery of amounts due under the indemnification agreement and to recover the expenses of such a suit if they are successful.  We currently have directors’ and officers’ liability insurance, but there can be no assurance that any or all of our indemnification obligations will be covered by this insurance or that the insurance limits will not be exceeded.

Item 6.	Exhibits

(a)	Exhibits:

31.1*…………..Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2*…………..Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1‡…………..Certification of Chief Executive Officer and Chief Financial Officer under Section 906 of the Sarbanes-Oxley Act of 2002

* - Filed herewith.

‡ - Furnished herewith.

NOTIFY TECHNOLOGY CORPORATION

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

NOTIFY TECHNOLOGY CORPORATION
Dated: May 14, 2010
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