Form 10-Q
period 2010-06-30
NOTIFY TECHNOLOGY CORP
filed 2010-08-13
CIK 1031980

U. S. Securities and Exchange Commission
Washington, D.C.  20549

FORM 10-Q

(Mark One)

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2010

or

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

As of August 13, 2010, there were 14,090,106 shares of common stock outstanding.

PART I.  FINANCIAL INFORMATION (unaudited)

Item 1. Financial Statements

NOTIFY TECHNOLOGY CORPORATION
CONDENSED BALANCE SHEETS

	June 30,	September 30,
	2010	2009
	(unaudited)	(1)
Assets
Current assets:
Cash and cash equivalents	$2,623,905	$1,565,447
Accounts receivable, net	401,740	810,543
Other current assets	33,348	40,540
Total current assets	3,058,993	2,416,530
Non-current assets
Property and equipment, net	278,185	247,117
Lease deposits	15,602	15,602
Total non-current assets	293,787	262,719
Total assets	$3,352,780	$2,679,249

Liabilities and shareholders' deficit
Current liabilities:
Current portion of capital lease obligations	$2,639	$4,142
Accounts payable	27,905	75,340
Accrued payroll and related liabilities	444,074	454,946
Deferred revenue	3,267,831	2,995,906
Other accrued liabilities	134,952	140,464
Total current liabilities	3,877,401	3,670,798

Long term portion of deferred revenue	118,835	137,250
Long term portion of capital lease obligations	4,668	6,543
Total long term liabilities	123,503	143,793

Total liabilities	4,000,904	3,814,591

Shareholders' deficit:
Preferred stock, $0.001 par value, 5,000,000 shares authorized, no shares outstanding	—	—
Common stock, $0.001 par value, 30,000,000 shares authorized, 14,090,106 and 14,075,662 shares issued and outstanding on June 30, 2010 and September 30, 2009, respectively	14,090	14,076
Additional paid-in capital	23,496,102	23,442,160
Accumulated deficit	(24,158,316)	(24,591,578)
Total shareholders’ deficit	(648,124)	(1,135,342)
Total liabilities and shareholders' deficit	$3,352,780	$2,679,249

(1) The information in this column was derived from our audited financial statements for the year ended September 30, 2009.

See accompanying notes to condensed financial statements

NOTIFY TECHNOLOGY CORPORATION
CONDENSED STATEMENTS OF OPERATIONS

	Three-Month Periods Ended June 30,		Nine-month Periods Ended June 30,
	2010	2009	2010	2009
	(unaudited)		(unaudited)
Revenue:
Product revenue	$1,837,377	$1,593,805	$5,367,871	$4,366,636
Total revenue	1,837,377	1,593,805	5,367,871	4,366,636

Cost of revenue:
Product cost	12,348	—	27,131	8,620
Royalty payments	1,707	38,925	5,103	109,072
Total cost of revenue	14,055	38,925	32,234	117,692
Gross profit	1,823,322	1,554,880	5,335,637	4,248,944

Operating expenses:
Research and development	605,502	469,970	1,579,872	1,449,731
Sales and marketing	544,314	567,522	1,955,598	1,708,292
General and administrative	462,153	397,804	1,369,737	1,127,477
Total operating expenses	1,611,969	1,435,296	4,905,207	4,285,500
Income (loss) from operations	211,353	119,584	430,430	(36,556)
Other income (expense), net	1,153	662	2,832	2,913
Net income (loss)	$212,506	$120,246	$433,262	$(33,643)

Basic net income (loss) per share	$0.02	$0.01	$0.03	$(0.00)
Basic weighted average shares outstanding	14,082,099	14,075,662	14,076,629	14,075,662

Diluted net income (loss) per share	$0.01	$0.01	$0.03	$(0.00)

Diluted weighted average shares outstanding	15,855,291	14,849,281	15,949,153	14,075,662

See accompanying notes to condensed financial statements

NOTIFY TECHNOLOGY CORPORATION
CONDENSED STATEMENTS OF CASH FLOWS

	Nine-month Periods Ended June 30,
	2010	2009
	(Unaudited)
Cash flows provided by operating activities:
Net income (loss)	$433,262	$(33,643)
Adjustments to reconcile net income (loss) to cash provided by operating activities:
Depreciation and amortization	90,757	65,314
SFAS 123(R) expense	51,934	37,470
Changes in operating assets and activities:
Accounts receivable	408,803	(89,930)
Other current assets	7,192	2,593
Accounts payable	(47,435)	9,841
Deferred revenue	253,510	546,230
Other accrued liabilities	(16,384)	(52,647)
Net cash provided by operating activities	1,181,639	485,228

Cash flows used in investing activities:
Purchase of property and equipment	(121,825)	(135,422)
Net cash used in investing activities	(121,825)	(135,422)

Cash flows used in financing activities:
Exercise of stock options	2,022	--
Principal payments on capital lease obligations	(3,378)	(3,308)
Net cash used in financing activities	(1,356)	(3,308)
Net increase in cash and cash equivalents	1,058,458	346,498
Cash and cash equivalents at beginning of period	1,565,447	1,010,607
Cash and cash equivalents at end of period	$2,623,905	$1,357,105

Supplemental disclosure of cash information
Cash paid for interest	$417	$636
Cash paid for taxes	$4,855	$850

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

2. NET INCOME (LOSS) PER SHARE

The net income per share for the nine-month period ended June 30, 2010 was a gain of $0.03 compared to a loss of $(0.00) for the same period in the prior year.  Options to purchase 3,369,458 and 3,608,014 shares of common stock were outstanding at June 30, 2010 and 2009, respectively. The outstanding options were included in the computation of diluted net gain per share for the nine-month period ended June 30, 2010 to fully dilute the earnings per share but were not included in the computation of diluted net loss for the nine-month period ended June 30, 2009 as the effect would be anti-dilutive.

3. FINANCING ACTIVITIES

21X Investments LLC is beneficially owned by David Brewer, a director and chairman of the Audit Committee of the Company since February 2000.  As a result of the May 29, 2007 transaction, Mr. Brewer acquired approximately 55% beneficial ownership of the stock of the Company.

The Company’s 2008 Equity Incentive Plan (“2008 Plan”) was established on December 17, 2008.  The Board authorized 2,317,000 shares of the Company’s common stock to be reserved under the 2008 Plan.  Included in the 3,369,458 total outstanding options as of June 30, 2010 were 1,675,014 options granted under the 2008 Plan to various employees.  These grants included 169,470 options exchanged on December 17, 2008 for 900,000 options granted under a prior option plan.

Cash proceeds received from the exercise of stock options amounted to $2,022 in the three and nine-month periods ended June 30, 2010. There were no option exercises in the nine-month period ended June 30, 2009.

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

The Company recognized stock based employee compensation in the three and nine-month periods ended June 30, 2010 and recorded non-cash expenses of $16,847 and $51,934 respectively.

NOTIFY TECHNOLOGY CORPORATION
Notes to Condensed Financial Statements
(Unaudited)

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

6.  RECENT ACCOUNTING PRONOUNCEMENTS

On July 1, 2009, the Financial Accounting Standards Board (FASB) officially launched the FASB Accounting Standards Codification (ASC) 105 -- Generally Accepted Accounting Principles, which established the FASB Accounting Standards Codification (“the Codification”), as the single official source of authoritative, nongovernmental, U.S. GAAP, in addition to guidance issued by the Securities and Exchange Commission.  The Codification is designed to simplify U.S. GAAP into a single, topically ordered structure.  All guidance contained in the Codification carries an equal level of authority.  The Codification is effective for interim and annual periods ending after September 15, 2009.  Accordingly, the Company refers to the Codification in respect of the appropriate accounting standards throughout this document as “FASB ASC”.  Implementation of the Codification did not have any impact on the Company’s consolidated financial statements.

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

7. ACCOUNTS RECEIVABLE

There were no significant concentrations in the outstanding balance of account receivable as of June 30, 2010.

8. SUBSEQUENT EVENTS

On July 1, 2010, Softvault Systems, Inc., or Softvault, filed a complaint against us alleging patent infringement in the District Court for the Eastern District of Texas, Marshall Division.  The case is entitled Softvault Systems, Inc. v. Intel Corporation, Good Technology, Inc., Notify Technology Corporation and Softex Incorporated, Civil Action No. 2:10-cv-219.  In the complaint, Softvault asserts that our products infringe U.S. Patent Nos. 6,249,868 (“Method and System for Embedded, Automated, Component-level Control of Computer Systems and Other Complex Systems”) and 6,594,765 (“Method and System for Embedded, Automated, Component-level Control of Computer Systems and Other Complex Systems”).  The complaint seeks unspecified monetary damages, interest, costs, attorneys’ fees and other relief.  We have not yet been served with the complaint.  While we believe we have meritorious defenses against Softvault’s claim, due to the inherent uncertainties of litigation, we cannot accurately predict the ultimate outcome of this matter.

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

RESULTS OF OPERATIONS

Three-Month Periods Ended June 30, 2010 and 2009

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

Our revenues increased 15% to $1,837,377 in the three-month period ended June 30, 2010 from $1,593,805 in the three-month period ended June 30, 2009.  The increase in revenue was attributed to growth in domestic sales of our NotifyLink product line plus sales from our new NotifySync product line.  We also believe that the current rapid growth in the Smartphone market and the increasing number of devices available has had a favorable impact on our business.  This rapid growth also creates challenges as we are required to test and certify the many new devices as they are released by manufacturers that can only be done through increased headcount.

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

Our NotifySync™ product gives BlackBerry® users secure, real-time, wireless synchronization of Email and PIM with their ActiveSync Server. NotifySync provides direct connect support to several email platforms namely Axigen Mail Server, CommuniGate Pro Mail Server, Microsoft Exchange, Kerio Mail Server, and the Zimbra Collaboration Suite. Organizations receive through NotifySync a synchronization solution that offers them support on all popular cellular voice and data networks as well as any 802.11x wireless network.

In the last three months we have certified NotifyLink compatibility with a number of Android phones and the new Apple iPhone 4.

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

Cost of revenue

Cost of revenue consists of the hosting center costs to support the service portion of our NotifyLink products and the cost of resale software related to NotifyLink. Cost of revenue decreased to $14,055 in the three-month period ended June 30, 2010, from $38,925 for the three-month period ended June 30, 2009. The decrease in the cost of revenue was due to the elimination of a royalty applied to software sales because we fully paid up the royalty license in fiscal 2009.

Our gross margin increased to 99.2% in the three month period ended June 30, 2010 compared to a gross margin of 97.6% in the three-month period ended June 30, 2009.  The major cost component affecting gross margin had been a royalty expense that no longer exists.  The other major costs of our business, consisting of product design and sales/support, are categorized in operating expenses and thus do not impact gross margin.

Research and development

Research and development expenses consist primarily of personnel costs and expenses. Research and development expenses increased to $605,502 for the three-month period ended June 30, 2010 from $469,970 for the three-month period ended June 30, 2009.  The increase is due to a significant increase in headcount in our testing department to meet the demand to certify new devices.   We have also reinforced our development staff to support porting our solution to new devices and creating new products in the area of device management.

We believe that our future success depends significantly on our ability to continue to enhance our existing wireless products and to develop new products. Therefore, we intend to continue to incur research and development costs for the foreseeable future.

Sales and marketing

Sales and marketing expense consists primarily of personnel, travel costs and sales commissions related to our sales and marketing efforts.  We use an internal sales force and a customer support staff to facilitate the NotifyLink sales process.  Sales and marketing costs decreased to $544,314 for the three-month period ended June 30, 2010 from $567,522 for the three-month period ended June 30, 2009.  The minor decrease in spending was due to lower salary and commission expenses.

We anticipate that sales and marketing expenses will increase in future quarters as we hire additional sales and customer support personnel and attempt to expand our existing and create new distribution channels.

General and administrative

General and administrative expense consists of general management and finance personnel costs, insurance expense, rent expense, professional fees and other general corporate expenses.  General and administrative expenses increased to $462,153 for the three-month period ended June 30, 2010 from $397,804 for the three-month period ended June 30, 2009.  The increase is due to compensation and option vesting expense.

Nine-month Periods Ended June 30, 2010 and 2009

Revenue

Revenue for the nine-month period ended June 30, 2010 increased 23% to $5,367,871 from $4,366,636 for the nine-month period ended June 30, 2009.  A majority of our revenue in both periods was derived from domestic sources, centering largely on Novell GroupWise environments and IMAP based email systems.  Sales of our NotifySync product focused at the BlackBerry market also improved our revenues over the nine-month period ended June 30, 2010.

Cost of revenue

Cost of revenue consists of the cost of resale software related to NotifyLink and minor royalty costs. Cost of revenue decreased to $32,234 in the nine-month period ended June 30, 2010, from $117,692 for the nine-month period ended June 30, 2009. The major cost component affecting gross margin last year had been royalty expense.  The decrease in the cost of revenue was due to the fact that we fully paid up the royalty license in fiscal 2009.

Our gross margin increased to 99.4% in the nine-month period ended June 30, 2010, compared to a gross margin of 97.3% in the nine-month period ended June 30, 2009. The other major costs of our business, consisting of product design and sales/support, are categorized in operating expenses and thus do not impact gross margin.

Research and development

           Research and development expenses consist primarily of personnel costs and expenses. Research and development expenses increased to $1,579,872 for the nine-month period ended June 30, 2010, from $1,449,731 for the nine-month period ended June 30, 2009.  The release of numerous new smart phones into the market is driving the cost to keep our product current and compatible with frequent new devices or operating system releases. We are also committing more resources to developing new products for the market.

We believe that our future success, if any, depends significantly on our ability to continue to enhance our existing wireless products and to develop new products. Therefore, we intend to continue to incur research and development costs for the foreseeable future

Sales and marketing

Sales and marketing expenses consist primarily of personnel, travel costs and sales commissions related to our sales effort of the NotifyLink product line. We use an internal sales force and a customer support staff to facilitate the NotifyLink sales process.  Sales and marketing costs increased to $1,955,598 for the nine-month period ended June 30, 2010, from $1,708,292 for the nine-month period ended June 30, 2009.   The increase in sales expense is due to additions to our sales staff and commissions on sales activity. There is an inherent mismatch of commission expense to revenue because a majority of our revenue is recognized over the life of the contract, whereas we record commission expense in the month the contract is signed.

We anticipate that sales and marketing expenses will increase in future quarters as we hire additional sales and customer support personnel and attempt to expand our existing referral base and create new distribution channels.

General and administrative

General and administrative expenses consist of general management and finance personnel costs, insurance expense, occupancy costs, professional fees, stock-based compensation expense and other general corporate expenses.  General and administrative expenses increased to $1,369,737 for the nine-month period ended June 30, 2010 from $1,127,477 for the nine-month period ended June 30, 2009. The increase in expenses was primarily due to increases in compensation expense.  In addition, we experienced increases in legal and non-cash option vesting.

           We expect that general and administrative expense may continue to increase in future quarters as we adhere to the requirements mandated by the Sarbanes-Oxley Act and integrate any additional requirements imposed by future regulations.

LIQUIDITY AND CAPITAL RESOURCES

In the nine-month period ended June 30, 2010, we funded our operations through cash provided by operations.  Our ability to fund our operations depends upon the continued success of our NotifyLink and NotifySync wireless e-mail notification market solutions.

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

The major cost of operations is comprised of (1) the engineering design of our products offered for sale and (2) the testing and certification of our Notify products on new devices, (3) and a sales process that entails both a direct sales effort and technical support hours to facilitate a trial period of our software prior to purchase.  The increase in the NotifyLink deferred revenue to $3,386,666 as of June 30, 2010 from $3,133,156 as of September 30, 2009, combined with the increase in revenues in the nine-month period ended June 30, 2010, indicates that total product revenue continued to improve in the first three quarters of 2010.  Deferred revenue also represents the obligation to service the contracts underlying the revenue.  However, the cash flow required to provide the service of contracts is significantly less than the amortized revenue recognized each month.

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

In the event we require additional capital, we cannot predict whether we will be able to obtain financing on commercially reasonable terms, if at all.  Any future financings may take the form of debt or equity securities or a combination of debt and equity, including convertible notes or warrants.  In the event we are required to obtain additional financing, we cannot predict whether we could successfully conclude a financing with any new investors.  Minimally, we expect that any additional financing could result in a substantial dilution of the equity and voting interests of our current shareholders

The Company’s 2008 Equity Incentive Plan (“2008 Plan”) was established on December 17, 2008.  The Board authorized 2,317,000 shares of the Company’s common stock to be reserved under the 2008 Plan.  Included in the 3,355,014 total outstanding options as of June 30, 2010 were 1,675,014 options granted under the 2008 Plan to various employees.  These grants included 169,470 options exchanged on December 17, 2008 for 900,000 options granted under a prior option plan.

At June 30, 2010, we had cash and cash equivalents of $2,623,905, compared to $1,357,105 at June 30, 2009.  Over the last several years, we have financed our operations primarily through revenue from operations.  The net cash generated by operating activities equaled $1,181,639 in the nine-month period ended June 30, 2010, versus net cash generated by operating activities of $485,228 in the nine-month period ended June 30, 2009. The cash generated by operations in the nine-month period ended June 30, 2010 was a combination of net income of $433,262 plus an decrease in accounts receivable of $408,803 and an increase in deferred revenue of $253,510 offset by an decrease in accounts payable of $47,435.  The cash generated by operations in the nine-month period ended June 30, 2009 was primarily due to a combination of a net loss of $33,643, an increase in accounts receivable of $89,930 and an increase in other accrued liabilities of $52,647, offset by an increase in deferred revenue of $546,230.  Although we have been cash positive in the last two fiscal years, we anticipate that we may have negative cash flow from time to time in operating activities in future periods.

Net cash used by investing activities in the nine-month period ended June 30, 2010 was an outflow of $121,825 for office furniture and computer purchases.  There was a net cash outflow of $134,422 from the purchase of fixed assets in the nine-month period ended June 30, 2009.

Net cash used by financing activities was an outflow of $1,356 and an outflow of $3,308 for the nine-month periods ended June 30, 2010 and 2009, respectively.  The new cash outflow for the nine-month period ended June 30 2010 was $3,378 due to payments on capital leases offset by $2,022 received from the exercise of options.  The net cash outflow for the nine-month period ended June 30, 2009 was due to payments on capital leases.

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

PART II.  OTHER INFORMATION

Item 1. Legal Proceedings.

On July 1, 2010, Softvault Systems, Inc., or Softvault, filed a complaint against us alleging patent infringement in the District Court for the Eastern District of Texas, Marshall Division.  The case is entitled Softvault Systems, Inc. v. Intel Corporation, Good Technology, Inc., Notify Technology Corporation and Softex Incorporated, Civil Action No. 2:10-cv-219.  In the complaint, Softvault asserts that our products infringe U.S. Patent Nos. 6,249,868 (“Method and System for Embedded, Automated, Component-level Control of Computer Systems and Other Complex Systems”) and 6,594,765 (“Method and System for Embedded, Automated, Component-level Control of Computer Systems and Other Complex Systems”).  The complaint seeks unspecified monetary damages, interest, costs, attorneys’ fees and other relief.  We have not yet been served with the complaint.  While we believe we have meritorious defenses against Softvault’s claim, due to the inherent uncertainties of litigation, we cannot accurately predict the ultimate outcome of this matter.

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

We commenced operations in August 1994 and through January 1996 were engaged primarily in the sale of hardware products to the telephone market. We made the decision in fiscal 2003 to refocus our strategy on developing and selling software applications for the wireless market.  Accordingly, our business has changed substantially in recent years, making it difficult to make period-to-period comparisons of our operations and we face all of the risks and uncertainties encountered by early-stage companies. For the nine-month period ended June 30, 2010, we had a net income of $433,262.  For the fiscal year ended September 30, 2009, we had a net income of $70,685.  For the fiscal years ended September 30, 2008, 2007 and 2006, we incurred net losses of $287,680, $426,004, and $314,892, respectively. Although our cash flows from operations were positive in the nine-month period ended June 30, 2010 and the years ended September 30, 2009, 2008 and 2007, we are not assured that we can maintain a positive cash flow from operating activities in future periods. There can be no assurance that sales of our products will continue to generate or maintain a positive cash flow or that we will attain or thereafter sustain profitability in any future period.

We may be unable to generate the cash necessary to support a competitive level of research and development activities.

At June 30, 2010, we had an accumulated deficit of $24,158,316 and recorded a net income for the nine-month period ended June 30, 2010 of $433,262. We also had a working capital deficit at that date of $818,408.  Our NotifyLink and NotifySync products will need to sustain a favorable market acceptance in order for us to be able to continue our research and development activities and to fund operating expenses at a level required to stay competitive in our market.  Regardless, as our wireless product lines have only generated sufficient contributions to our revenues to date to operate profitably at the current level of research and development for the last fiscal year, an increase in the level of research and development driven by market pressures could require us to obtain further financing.  Obtaining additional financing will be subject to a number of factors including market conditions, investor acceptance of our business plan, and investor sentiment.  These factors may make the timing, amount, terms and conditions of additional financing unattractive or unavailable to us.  If, in a situation that required an increase in research and development we are unable to maintain market acceptance of our wireless products or raise additional financing, we will have to significantly reduce our spending, delay or cancel planned activities or substantially change our current corporate structure.  In such an event, we intend to implement expense reduction plans in a timely manner.  However, these actions would have material adverse effects on our business, results of operations, and prospects, resulting in a possible failure of our business.

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

We continue to develop our formal referral partner channel and our international reseller partner channel.  We participate in informal referral arrangements with several wireless carriers, wireless device manufacturers and several of our collaboration partners for the sale of our NotifyLink and NotifySync products and services where our products assist in the sale of their products.  We have a limited direct sales force to sell our NotifyLink and NotifySync products and services to organizations and businesses, and we rely upon both formal and informal referral arrangements to provide leads for our NotifyLink and NotifySync products.  To date, most of our referral arrangements are formal, and we will receive referrals only to the extent that our referral partners successfully refer our products and services to potential users.  There can be no assurance that we will continue to receive referrals through our formal or informal arrangements.  Our NotifyLink and NotifySync solutions are sold into an emerging market and although we have operated on a cash positive basis in the fiscal years ending September 30, 2009, 2008 and 2007, we have only achieved sufficient growth in our sales to generate net income in fiscal 2009 and in the nine-month period ended June 30, 2010.

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

NOTIFY TECHNOLOGY CORPORATION

Dated: August 13, 2010	/s/ Gerald W. Rice
Chief Financial Officer
(Principal Financial and Accounting Officer)

EXHIBIT INDEX

Exhibit Number	Description

31.1*	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1‡	Certification of Chief Executive Officer and Chief Financial Officer under Section 906 of the Sarbanes-Oxley Act of 2002

* - Filed herewith.

‡ - Furnished herewith.