Form 10-K
period 2010-09-30
NOTIFY TECHNOLOGY CORP
filed 2010-12-21
CIK 1031980

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Form 10-K
ANNUAL REPORTS PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
(Mark One)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended: September 30, 2010
OR
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934
For the transition period from              to

Commission file number 000-23025

Notify Technology Corporation
(Exact name of registrant as specified in its charter)

California (State or other jurisdiction of incorporation or organization)	77-0382248 (I.R.S. Employer Identification Number)
1054 S. De Anza Blvd., Suite 202, San Jose, California (Address of principal executive offices)	95129 (Zip code)

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐  No ☑

The aggregate market value of the voting and non-voting Common Stock held by non-affiliates of the registrant as of March 31, 2010 (the last business day of the registrant’s most recently completed second fiscal quarter) was $ 1,702,468 based upon the closing sales price reported for such date on the OTC Bulletin Board. For purposes of this disclosure, shares of Common Stock held by persons who hold more than 5% of the outstanding shares of Common Stock and shares held by officers and directors of the registrant have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily conclusive for other purposes.

At December 15, 2010, registrant had 14,111,217 outstanding shares of Common Stock.

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

PART I

ITEM 1.  Business.

Business History and Overview

We were incorporated in the State of California in August 1994.  We are an independent software vendor (“ISV”) focused on providing secure, wireless synchronization of email and personal information management (“PIM”) (calendar, contacts, and tasks information) across a variety of wireless devices and email collaborations suites. Our product provides solutions to organizations and businesses supporting Novell GroupWise™, Microsoft Exchange™, and a variety of alternative email collaboration suites such as the Sun Java Communications Suite, the Oracle Collaboration Suite and Beehive, the Mirapoint Messaging Suite, CommunigatePro, Scalix Enterprise Server, Kerio Messaging Suite, the MDaemon Messaging Suite, FirstClass, and Meeting Maker. We support a variety of wireless device platforms on each of these suites including the BlackBerry®, Apple® iPhone®, iPad®, iPod® touch, Android™, HP/Palm®, Windows Mobile®, and Symbian. Using our products, our customers can achieve secure wireless mobile access using a variety of handheld wireless devices to manage their email, calendar appointments and address books on any of the email collaboration suites we support.  Our products support wireless devices from a wide range of manufacturers and network carriers around the world.  We sell our products primarily through direct sales in the United States and Canada and through resellers internationally.

Our wireless enterprise synchronization product is the only integrated solution providing organizations a single solution to simultaneously support any BlackBerry, iPhone, Palm, Android and Windows Mobile device.  Our solution is network independent thereby offering unparalleled flexibility to change devices or networks as technology develops or user needs evolve.  In addition, we are the only official provider of wireless email and PIM synchronization middleware supporting BlackBerry wireless devices other than Research In Motion Limited (“RIM”). Our NotifyLink Enterprise product provides wireless synchronization for email, calendar, contacts and task information and features an “On-Premise” Edition and an “On-Demand” Edition. Both Editions can be integrated into an organization’s existing network while offering broad wireless device support. Our NotifySnyc product is a non-server based product that provides BlackBerry users with wireless synchronization for email, calendar, contacts and task information and features using ActiveSync®.

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

Our NotifySync™ gives BlackBerry® users secure, real-time, wireless synchronization of Email and PIM with their ActiveSync Server. NotifySync provides direct connect support to several email platforms; namely, Axigen Mail Server, CommuniGate Pro Mail Server, Microsoft Exchange, Kerio Mail Server, and the Zimbra Collaboration Suite. Organizations receive through NotifySync a synchronization solution that offers them support on all popular cellular voice and data networks as well as any 802.11x wireless network.

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

NotifyLink Enterprise On-Demand Edition

In November 2004, we launched our NotifyLink On-Demand Edition for Novell GroupWise.  In March 2005, we launched the NotifyLink On-Demand Edition for Microsoft Exchange. Since then, we have expanded the number of collaboration suites and devices we support.  We added the Apple iPhone device and Google Enterprise collaboration suite in fiscal 2008. The NotifyLink On-Demand Edition provides the same wireless synchronization of email, calendar, contacts and task information as our NotifyLink On-Premise Edition, except without the need of any hardware or software on-premise.  The NotifyLink On-Demand Edition provides wireless synchronization services and support from a hardened data center that provides users a high level of reliability and availability.  It remotely accesses email and PIM data from the customer email collaboration suite and synchronizes to a user’s BlackBerry, iPhone, Palm, Android or Windows Mobile wireless device.  The NotifyLink On-Demand Edition provides organizations with a simple solution to their immediate mobility needs.  It was designed as a cost efficient alternative for customers whose universe of wireless users does not justify an internal server or who do not have the internal IT resources to maintain a NotifyLink Enterprise server.  The NotifyLink On-Demand Edition is also targeted at organizations interested in outsourcing the wireless synchronization of email and PIM.

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

Research and Development

We incurred $2,256,301 and $1,917,614 in research and development expenses in fiscal 2010 and 2009, respectively.  The increase in our investment in fiscal 2010 reflected our focus on engineering to maintain and develop new products and to respond to the increased number of mobility devices released into the market in 2010. This focus resulted from our strategy to provide support for new devices as they are released to the market and to expand and improve our features of our NotifyLink and NotifySync products.  This commitment has caused us to expand our design and testing capabilities.  The combination of developing our NotifySync product to address the increasing popularity and use of ActiveSync® and the release into the market of numerous new devices by device manufacturers taxed our ability to support new products and assure backward compatibility to aging devices.  We increased the size of both our design and test departments to respond to the demand in a timely manner.  We believe that our future success, if any, depends significantly on our ability to continue to enhance our existing wireless products and to develop new products. Therefore, we intend to continue to incur significant research and development costs.  We expect that our research and development efforts will remain in wireless software but the focus will evolve into the larger area of mobile device management to address the needs caused by the increasing number and use of wireless devices in our personal and business world..

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

On July 1, 2010, Softvault Systems, Inc., or Softvault, filed a complaint against us alleging patent infringement in the District Court for the Eastern District of Texas, Marshall Division.  On October 15, 2010, we were served with the complaint.  The case is entitled Softvault Systems, Inc. v. Intel Corporation, Good Technology, Inc., Notify Technology Corporation and Softex Incorporated, Civil Action No. 2:10-cv-219.  In the complaint, Softvault asserts that our products infringe U.S. Patent Nos. 6,249,868 (“Method and System for Embedded, Automated, Component-level Control of Computer Systems and Other Complex Systems”) and 6,594,765 (“Method and System for Embedded, Automated, Component-level Control of Computer Systems and Other Complex Systems”).  The complaint seeks unspecified monetary damages, interest, costs, attorneys’ fees and other relief.  While we believe we have meritorious defenses against Softvault’s claim and have been in discussions with Softvault’s legal representatives over the last few months, due to the inherent uncertainties of litigation, we cannot accurately predict the ultimate outcome of this matter.

In November 2003, we entered into a non-exclusive license agreement with NCR that allows us to offer certain product features on our NotifyLink Enterprise Editions that are covered by a patent held by NCR.   This agreement requires a royalty payment on Enterprise revenue subject to the patent.  The agreement contained a $500,000 cap on the aggregate royalty to be paid and an exit clause if we were to no longer sell our NotifyLink Enterprise Editions.  We completely paid the $500,000 cap as of September 30, 2009 and now hold a fully paid up non-exclusive right for the use of the NCR patent.

Employees

As of September 30, 2010, we employed 85 persons of whom 45 were engaged in research and development, 16 in sales and marketing, 15 in customer service, and 9 in general administration and finance. All but 6 of these employees are employed on a full-time basis.  None of our employees are currently represented by a labor union. We consider our relations with our employees to be good.

ITEM 1A.  Risk Factors.

Risks Related to Our Business

We have a history of losses, and there is no assurance of future profitability.

We commenced operations in August 1994 and through January 1996 were engaged primarily in the sale of hardware products to the telephone market. We made the decision in fiscal 2003 to refocus our strategy on developing and selling software applications for the wireless market.  Accordingly, our business has changed substantially in recent years, making it difficult to make period-to-period comparisons of our operations and we face all of the risks and uncertainties encountered by early-stage companies. For the twelve-month period ended September 30, 2010, we had a net income of $616,038.  For the fiscal year ended September 30, 2009, we had a net income of $70,685.  For the fiscal years ended September 30, 2008, 2007 and 2006, we incurred net losses of $287,680, $426,004, and $314,892, respectively. Although our cash flows from operations were positive in the twelve-month period ended June 30, 2010 and the years ended September 30, 2009, 2008 and 2007, we are not assured that we can maintain a positive cash flow from operating activities in future periods. There can be no assurance that sales of our products will continue to generate or maintain a positive cash flow or that we will attain or thereafter sustain profitability in any future period.

We may be unable to generate the cash necessary to support a competitive level of research and development activities.

At September 30, 2010, we had an accumulated deficit of $23,975,540 and recorded a net income for the twelve-month period ended September 30, 2010 of $616,038. We also had a working capital deficit at that date of $650,819.  Our NotifyLink and NotifySync products will need to sustain a favorable market acceptance in order for us to be able to continue our research and development activities and to fund operating expenses at a level required to stay competitive in our market.  Regardless, as our wireless product lines have only generated sufficient contributions to our revenues to date to operate profitably at the current level of research and development for the last two fiscal years, an increase in the level of research and development driven by market pressures could require us to obtain further financing.  Obtaining additional financing will be subject to a number of factors including market conditions, investor acceptance of our business plan, and investor sentiment.  These factors may make the timing, amount, terms and conditions of additional financing unattractive or unavailable to us.  If, in a situation that required an increase in research and development we are unable to maintain market acceptance of our wireless products or raise additional financing, we will have to significantly reduce our spending, delay or cancel planned activities or substantially change our current corporate structure.  In such an event, we intend to implement expense reduction plans in a timely manner.  However, these actions would have material adverse effects on our business, results of operations, and prospects, resulting in a possible failure of our business.

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

We continue to develop our formal referral partner channel and our international reseller partners channel.  We participate in informal referral arrangements with several wireless carriers, wireless device manufacturers and several of our collaboration partners for the sale of our NotifyLink and NotifySync products and services where our products assist in the sale of their products.  We have a limited direct sales force to sell our NotifyLink and NotifySync products and services to organizations and businesses, and we rely upon both formal and informal referral arrangements to provide leads for our NotifyLink and NotifySync products.  To date, most of our referral arrangements are formal, and we will receive referrals only to the extent that our referral partners successfully refer our products and services to potential users.  There can be no assurance that we will continue to receive referrals through our formal or informal arrangements.  Our NotifyLink and NotifySync solutions are sold into an emerging market and although we have operated on a cash positive basis in the fiscal years ending September 30, 2010, 2009, 2008 and 2007, we have only achieved sufficient growth in our sales to generate net income in the fiscal years 2010 and 2009.

We are expanding our distribution channels for our wireless products by participating in national, international and regional trade shows and promotions with strategic partners across the United States, Europe and Africa.  We cannot predict whether these activities will result in increased wireless revenue.  We also have limited international sales due to limited resources to build a reseller network.  Our management will need to expend time and effort to develop these channels.  Our customer profile consists of a large number of small to medium business customers thereby reducing our dependence on any one customer.  We have expanded our internal sales force in response. We are building experience selling into the wireless market but make use of modest marketing and distribution programs to expand our distribution channels and any marketing efforts undertaken by or on behalf of us may not be successful.

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

Our stock may lose access to a viable trading market.

Given the increasing cost and resource demands of being a public company, we may decide to “go dark,” or cease filing with the Securities and Exchange Commission by deregistering our securities, for a period of time until our assets and stockholder base are sufficient to warrant public trading again. During such time, there would be a substantial decrease in disclosure by us of our operations and prospects, and a substantial decrease in the liquidity in our common stock even though stockholders may still continue to trade our common stock in the “pink sheets.” The market’s interpretation of a company’s motivation for “going dark” varies from cost savings, to negative changes in the firm’s prospects, to serving insider interests, which may affect the overall price and liquidity of a company’s securities.

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

ITEM 1B.  Unresolved Staff Comments.

Not applicable.

ITEM 2. Properties.

Our principal executive offices are located at 1054 South DeAnza Boulevard, Suite 202, San Jose, California 95129.  These facilities consist of approximately 3,840 square feet of office space pursuant to a lease that expires March 31, 2012.  We have a second location at 6570 Seville Drive, Canfield, Ohio 44406 that houses an engineering group and our technical support organization. The Ohio facility consists of approximately 10,685 square feet of office space pursuant to a lease that expires in October 2014.

ITEM 3. Legal Proceedings.

On July 1, 2010, Softvault Systems, Inc., or Softvault, filed a complaint against us alleging patent infringement in the District Court for the Eastern District of Texas, Marshall Division.  On October 15, 2010, we were served with the complaint.  The case is entitled Softvault Systems, Inc. v. Intel Corporation, Good Technology, Inc., Notify Technology Corporation and Softex Incorporated, Civil Action No. 2:10-cv-219.  In the complaint, Softvault asserts that our products infringe U.S. Patent Nos. 6,249,868 (“Method and System for Embedded, Automated, Component-level Control of Computer Systems and Other Complex Systems”) and 6,594,765 (“Method and System for Embedded, Automated, Component-level Control of Computer Systems and Other Complex Systems”).  The complaint seeks unspecified monetary damages, interest, costs, attorneys’ fees and other relief.  While we believe we have meritorious defenses against Softvault’s claim and have been in discussions with Softvault’s legal representatives over the last few months, due to the inherent uncertainties of litigation, we cannot accurately predict the ultimate outcome of this matter.

ITEM 4.  (Removed and Reserved)

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

The quarterly high and low bid prices of our common stock during fiscal 2010 and fiscal 2009 are as follows:

NTFY Common Stock

	High	Low
Fiscal Year Ended September 30, 2010
Fourth Quarter	$0.489	$0.263
Third Quarter	$0.700	$0.360
Second Quarter	$0.540	$0.250
First Quarter	$0.750	$0.210

Fiscal Year Ended September 30, 2009
Fourth Quarter	$0.700	$0.055
Third Quarter	$0.380	$0.150
Second Quarter	$0.270	$0.100
First Quarter	$0.330	$0.055

These quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission, and may not represent actual transactions.  The quarterly high and low bid prices of our common stock were provided by The Nasdaq Stock Market LLC.

Holders

As of December 9, 2010, there were 61 holders of record of our common stock.

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

Recent Sales of Unregistered Securities

We did not sell any of our unregistered securities during fiscal 2010.

ITEM 6. Selected Financial Data.

We are a smaller reporting company as defined by Rule 12b-2 of the Exchange Act and not required to provide the information required under this item.

ITEM 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Overview

We were incorporated in the State of California in August 1994.  We are an independent software vendor (“ISV”) focused on providing secure, wireless synchronization of email and personal information management (“PIM”) (calendar, contacts, and tasks information) across a variety of wireless devices and email collaboration suites. Our products provide solutions to organizations and businesses supporting Novell GroupWise™, Microsoft Exchange™, and a variety of alternative email collaboration suites such as the Sun Java Communications Suite, the Oracle Collaboration Suite and Beehive, the Mirapoint Messaging Suite, CommunigatePro, Scalix Enterprise Server, Kerio Messaging Suite, the MDaemon Messaging Suite, FirstClass, and Meeting Maker.  We support a variety of wireless device platforms on each of these suites including the BlackBerry®, Apple® iPhone®, iPad®, iPod® touch, Android™, HP/Palm®, Windows Mobile®, and Symbian.  Using our products, our customers can achieve secure wireless mobile access using various handheld wireless devices to manage their email, calendar appointments and address books on any of the email collaboration suites we support.  Our products support wireless devices from a wide range of manufacturers and network carriers around the world.

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

Results of Operations

Fiscal Years Ended September 30, 2010 and 2009

Revenue

Revenue consists of net revenue from the sale of NotifyLink and NotifySync software licenses, installation fees and the sale of third party software.  We recognize the license portion at the point of sale for those sales where VSOE has been established and the service portion ratably over the term of the service contract. For those contracts where VSOE has not been established, the revenue of the entire contract is recognized ratably over the term of the contract.  Maintenance revenue is recognized on a straight-line basis over the term of each contract.  Installation revenue is recognized upon completion of trial activity and finalizing the software agreement.  Third party software revenue is recognized upon delivery to the customer.  Revenues for the fiscal year ended September 30, 2010 increased to $7,245,983 from $6,032,257 in the fiscal year ended September 30, 2009.

Cost of Revenue

Cost of revenue consists of the hosting center costs to support the service portion of our NotifyLink product; the cost of re-sale software related to NotifyLink and royalty expense to Microsoft for certain technology utilized in our NotifyLink products. Cost of revenue decreased to $52,217 in the fiscal year ended September 30, 2010 from $153,583 in the fiscal year ended September 30, 2009.  The reduction is primarily due to the elimination of royalty costs paid to NCR as we now have a fully paid-up license to their technology.

The gross margin was 99% in fiscal 2010 compared to 97% in fiscal 2009.  The major cost component affecting gross margin had been a royalty expense that no longer exists.  The other major costs of our business, consisting of product design and sales/support, are categorized in operating expenses and thus do not impact gross margin.

Research and Development

Research and development expenses consist primarily of personnel costs and expenses.  We incurred $2,256,301 in research and development expenses in fiscal 2010, an increase from the $1,917,761 in research and development expenses incurred in fiscal 2009.  Virtually all the increase is due to salaries as we added personnel to our engineering design and product testing teams to meet the demands of a rapidly expanding smart phone market.  Our development efforts were devoted to increasing the feature set of our software products, porting our solution to new devices and creating new products in the area of Mobile Device Management (“MDM”).  We believe that our future success, if any, depends significantly on our ability to continue to enhance our existing wireless products and to develop new products. Therefore, we intend to continue to incur significant research and development costs.

Sales and Marketing

Sales and marketing expense consists primarily of personnel, trade show and travel costs and sales commissions related to our sales and marketing efforts. Sales and marketing expenses increased to $2,510,970 for the fiscal year ended September 30, 2010 from $2,322,315 for the fiscal year ended September 30, 2009. This increase was primarily attributable to an increase of approximately $45,000 in personnel costs, an increase of approximately $60,000 in commissions and referral fees and $48,000 in show expenses.  We use an internal sales force and a customer support staff to facilitate the NotifyLink sales process.  The sales process also involves a customer trial period that, in turn, requires an initial installation process involving assistance from technical support personnel.  We have found that good technical support is an important sales and retention tool for the customers in our market.  We anticipate that sales and marketing expenses will increase in future quarters as we hire additional sales and customer support personnel and attempt to expand our existing and create new distribution channels.

General and Administrative

General and administrative expense consists of general management and finance personnel costs, insurance expense, rent expense, professional fees and other general corporate expenses. General and administrative expenses increased to $1,814,600 for fiscal 2010 versus $1,574,958 for fiscal 2009.  The increase was spread across compensation, rent, legal, depreciation and health insurance among other categories.  Bad debt expense was $10K for the year ended September 30, 2010 which was down from $44K for the fiscal year ended September 30, 2009.

Income Taxes

Due to our historical losses, the Company continues to recognize a full valuation allowance for deferred tax assets. Accordingly, there is no provision for federal or state income taxes in fiscal 2010 and 2009.  We may incur a net operating loss in future periods. As of September 30, 2010, we had federal and state net operating loss carryforwards of approximately $247,000 and $1,558,000, respectively.  The net loss carryforwards and certain research and development tax credit carryforwards will expire in tax years 2017 through 2029 if not utilized. Utilization of the net operating losses and credits may be subject to a substantial annual limitation due to ownership change limitations provided by the Internal Revenue Code of 1986, as amended (the “Code”), and similar state provisions. The annual limitation may result in the expiration of net operating losses and credits carryforwards before full utilization. For financial reporting purposes, deferred tax assets primarily related to the net operating carryforwards recognized under Financial Accounting Standard No. 109, “Accounting for Income Taxes,” has been fully offset by a valuation allowance.

Liquidity and Capital Resources

During fiscal 2009 and 2010, we funded our operations through a combination of cash provided by operations and existing cash balances.  Our ability to fund our recurring losses from operations depends upon the continued success of our NotifyLink and NotifySync wireless e-mail notification market solutions.

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

The major cost of operations is comprised of (1) the engineering design of our products offered for sale and (2) the sales process of a contract that requires both direct sales effort and technical support hours to facilitate a 30-day trial period of our software prior to purchase.  The minor decrease in the NotifyLink deferred revenue to $3,039,763 as of September 30, 2010 from $3,133,156 as of September 30, 2009, combined with the increase in revenues over the same period, indicates that total product revenue improved in fiscal 2010.  Deferred revenue also represents the obligation to service the contracts underlying the revenue.  However, the cash flow required to provide the service of contracts is significantly less than the amortized revenue recognized each month.

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

We are currently planning to expand our product offerings that will allow us to expand into the Mobility Device Management (“MDM”) markets.  We believe the MDM market is in the early stages of development and it is too early to understand the competition we will be facing.  We intend to capitalize on our experience and ability to offer mobility software solutions for those companies deploying a variety of manufacturers’ devices on a single email system.  The success of our business operations will depend upon a continued favorable market acceptance for our current wireless software products and the new products we are developing.

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

At September 30, 2010, we had cash and cash equivalents of $2,526,654 compared to $1,565,447 at September 30, 2009.  Over the last several years, we have financed our operations through cash provided by operating activities and existing cash balances.  The net cash provided by operating activities equaled $1,138,177 in the year ended September 30, 2010 versus net cash provided by operating activities of $726,306 in the year ended September 30, 2009. The cash provided by operations in the year ended September 30, 2010 resulted from net income of $616,038, a decrease in accounts receivable of $518,503, depreciation expense of $118,522 offset by a decrease in deferred revenue of $93,393, a decrease in accrued liabilities of $62,520 and a decrease in accounts payable of $19,962.  Although we have been cash positive in the last four fiscal years, we anticipate that we will have negative cash flow from time to time in operating activities in future periods.

Net cash used in investing activities was an outflow of $177,785 and $167,021 for the twelve-month periods ended September 30, 2010 and 2009, respectively.  The net cash outflow in both periods was due to capital purchases.

Net cash provided by/(used by) financing activities was an inflow of $815 and outflow of $4,445 for the respective years ended September 30, 2010 and 2009.  The net inflow for financing activities for the year ended September 30, 2010 was a combination of an inflow of $4,957 from the proceeds of the exercise of options and $4,142 outflow from payments on capital leases.  The net cash outflow for financing activities for the year ended September 30, 2009 was due to payments on capital leases.

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

ITEM 9A.  Controls and Procedures.

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

Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an assessment of the effectiveness of our internal control over financial reporting based on certain criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.  Based on this evaluation, management concluded that our internal control over financial reporting was effective in providing reasonable assurance regarding the reliability of financial reporting and preparation of the financial statements for external purposes in accordance with U.S. generally accepted accounting principles as of September 30, 2010.

This annual report does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting.  This management report was not subject to attestation by our registered public accounting firm pursuant to rules of the SEC that permit us to provide only management's report in this Annual Report on Form 10-K.

Changes in Internal Control Over Financial Reporting

There was no change in our internal control over financial reporting that occurred during the quarter ended September 30, 2010, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.  Other Information

None.

PART III

ITEM 10.  Directors, Executive Officers and Corporate Governance

Directors and Executive Officers

Our directors and executive officers and their ages as of September 30, 2010, are as follows:

Name	Age	Position

Paul F. DePond	57	Chief Executive Officer, President and Chairman
Gerald W. Rice	62	Chief Financial Officer and Secretary
Rhonda Chicone	46	Vice President of Product Development
David A. Brewer (1)(2)	58	Director
Mark Frappier (1)(2)	55	Director

(1)	Member of the Audit Committee
(2)	Member of the Compensation Committee.

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

Rhonda Chicone has served as our Vice President of Product Development since July 2001.  From October 2000 to July 2001, Ms. Chicone served as our Director of Engineering and from October 1999 to October 2000, she served as our Engineering Manager.  From January 1999 to October 1999, Ms. Chicone served as one of our senior software engineers.  From September 1996 to January 1999, she was President of Tech-Xpress Enterprises, Inc.  Ms. Chicone received a Science degree in Computer Science from Youngstown University in 1985, a Master’s of Science in Technology from Kent University in 2002, and a PhD. in Applied Computer Sciences from Northcentral University in February 2010.

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

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Exchange Act requires our executive officers and directors and persons who own more than ten percent of a registered class of our equity securities to file an initial report of ownership on Form 3 and changes in ownership on Form 4 or 5 with the Securities and Exchange Commission and the National Association of Securities Dealers, Inc.  Executive officers, directors and greater than ten percent shareholders are also required by SEC rules to furnish us with copies of all Section 16(a) forms they file.  Based solely on our review of copies of such forms received by us, or written representations from certain reporting persons, we believe that, except as noted below, during the fiscal year ended September 30, 2010 all filing requirements applicable to our officers, directors and ten percent shareholders were fulfilled.

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

ITEM 11.  Executive Compensation.
Summary Compensation Table

The following table sets forth information for the two most recently completed fiscal years concerning the compensation of (i) the Chief Executive Officer and (ii)  the two other most highly compensated officers during the fiscal years ended September 30, 2010 and 2009 (together the “Named Executive Officers”).

Name and Principal Position	Year	Salary ($)	Bonus ($)	Option Awards ($) (1)	Nonequity incentive plan compensation ($) (2)	All Other Compensation ($) (3)	Total ($)
Paul F. DePond	2010	275,923	62,893	—	64,501	16,894	420,211
Chief Executive	2009	303,949	15,000	25,000	28,180	16,218	388,347
Officer
Gerald W. Rice	2010	187,622	31,447	—	32,250	11,078	262,397
Chief Financial	2009	234,138	7,500	7,830	14,090	13,654	277,212
Officer
Rhonda Chicone	2010	145,120	31,447	—	32,250	5,413	214,230
Vice President of	2009	167,421	7,500	7,830	14,090	5,316	202,157
Product Development

(1)
The amounts shown do not reflect compensation actually received. Instead, the amounts shown are the compensation costs that we recognized in fiscal 2010 and 2009 for stock option awards granted during and prior to those years in accordance with applicable accounting guidance for option awards.

(2)
Represents payments made under an executive incentive bonus program based on a percentage of sales to major accounts managed at the executive level and a quarterly performance bonus based of profits achieved after bonus expense.

(3)	Represents payments of health and life insurance premiums and dental benefits on behalf of the Named Executive Officers.

Narrative Disclosure to the Summary Compensation Table

Employment Agreements and Change-in-Control Arrangements

Paul F. DePond.  In October 2008, we entered into an Amended and Restated Employment Agreement with Mr. DePond.  The agreement provides for an annual base salary of $275,000.  Under the Agreement, Mr. DePond is also eligible to receive annual bonuses based upon targets approved by our Board of Directors.

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

Gerald W. Rice   In October 2008, we entered into an Amended and Restated Employment Agreement with Mr. Rice that provides for an annual base salary of $195,000.  Under the Agreement, Mr. Rice is also eligible to receive annual bonuses based upon targets approved by our Board of Directors.

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

Rhonda Chicone.  In October 2008 we entered into an Amended and Restated Employment Agreement with Ms. Chicone that provides for an annual base salary of $145,000.  Under the Agreement, Ms. Chicone is also eligible to receive annual bonuses based on targets approved by our Board of Directors.

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

The Named Executive Officers participate in an executive management bonus plan that awards bonuses based on achievement of financial quarterly performance targets and on an annual performance target determined after any and all bonuses are expensed.  The bonus is based on a fixed amount that is adjusted downward if the profit performance target is only partially achieved and adjusted upward if the profit performance exceeds the target. The bonus is paid quarterly.

Outstanding Equity Awards at 2010 Fiscal Year End

The following table sets forth certain information for the Named Executive Officers with respect to securities underlying unexercised options at September 30, 2010.

	Option Awards
Name	Number of Securities Underlying Unexcercised Options(#) Exercisable		Number of Securities Underlying Unexercised Options(#) Unexercisable		Option Exercise Price($)	Option Expiration Date

Paul F. DePond	50,000	(2)	—		$2.750	11/29/2010
	150,000	(1)	—		$0.320	10/10/2011
	400,000	(1)	—		$0.250	8/5/2013
	250,000	(1)	—		$0.260	11/8/2014
	466,672	(4)	333,336	(5)	$0.140	12/16/18

Gerald W. Rice	10,000	(2)	—		$2.750	11/29/2010
	50,000	(3)	—		$0.320	10/10/2011
	125,000	(1)	—		$0.250	8/5/2013
	75,000	(1)	—		$0.260	11/8/2014
	145,834	(4)	104,169	(5)	$0.140	12/16/18

Rhonda Chicone	50,000	(1)	—		$0.320	10/10/2011
	150,000	(1)	—		$0.250	8/5/2013
	75,000	(1)	—		$0.260	11/8/2014
	145,834	(4)	104,169	(5)	$0.140	12/16/18

(1)	Options vested in equal monthly installments over a 36-month period;
(2)	Options vested in equal monthly installments over a 25-month period;
(3)	Options vested upon date of grant;
(4)	Options vest in equal monthly installments over a 36-month period from the date of grant, December 17, 2008.

Director Compensation

The table below summarizes all compensation of our directors for fiscal 2010:

Name	Fees Earned or Paid in Cash ($)	Stock Awards ($)	Option Awards ($)(1)		Non-Equity Incentive Plan Compensation ($)	Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)

David Brewer	—	—	$3,462	(2)	—	—	—	$3,462

Mark Frappier	—	—	$3,462	(3)	—	—	—	$3,462

(1) The amounts shown do not reflect compensation actually received.  Instead, the amounts shown are the compensation costs that we recognized in fiscal 2010 for stock option awards granted during and prior to that year in accordance with applicable accounting guidance for option awards.

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

ITEM 12.  Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The following table sets forth certain information regarding beneficial ownership of our common stock as of December 3, 2010, by (i) each person or entity who is known by us to own beneficially more than 5% of the outstanding shares of our common stock, (ii) each of our directors, (iii) each of the Named Executive Officers, and (iv) all directors and executive officers as a group.

The table is based on information provided to us or filed with the Securities and Exchange Commission (“SEC”) by our directors, executive officers and principal shareholders.  Beneficial ownership is determined in accordance with the rules of the SEC, and includes voting and investment power with respect to shares.  Shares of common stock as indicated in the table, issuable upon exercise of options that are currently exercisable or are exercisable within 60 days after December 3, 2010, are deemed outstanding for purposes of computing the percentage ownership of the person holding such options or warrants, but are not deemed outstanding for computing the percentage of any other shareholder.  Unless otherwise indicated, the address for each shareholder listed in the following table is c/o Notify Technology Corporation, 1054 S. De Anza Blvd., Suite 202, San Jose, California 95129.

	Shares of Common Stock Beneficially Owned
Name and Address of Beneficial Owner	Number	Percentage (1)
Greater than 5% Stockholders:
21X Investments LLC (2) c/o 21X Investments LLC 1080 Telegraph St B11 Reno NV 89502	6,650,000	47.1
Bruce Galloway (3) c/o Galloway Capital Management, LLC c/o 720 Fifth Avenue, 10th Floor New York, NY 10019	1,577,909	11.2
Galloway Capital Management, LLC (4) 720 Fifth Avenue, 10th Floor New York, NY 10019	1,153,572	8.2
Gary Herman (5) c/o Galloway Capital Management, LLC 720 Fifth Avenue, 10th Floor New York, NY 10019	1,156,172	8.2
Strategic Turnaround Equity Partners LP (6) c/o Stuarts Corporate Services, Ltd. P.O. Box 2510 GT, 4th Floor One Cayman Financial Center 36A Dr. Roy’s Drive, Georgetown, Grand Cayman Cayman Islands	1,153,572	8.2
Directors and Executive Officers:
David A. Brewer (6)	7,926,322	55.7
Mark Frappier(10)	34,722	0.2
Paul F. DePond (7)	1,553,176	10.0
Gerald W. Rice (8)	458,816	3.2
Rhonda Chicone (9)	459,613	3.2
All directors and executive officers as a group (5 persons)	10,432,649	63.0

(1)	Applicable percentage of ownership is based on 14,111,217 shares of our common stock outstanding as of December 3, 2010, together with applicable options and warrants for such shareholder.
(2)
David Brewer, one of our directors, is the sole member and manager of 21X Investments LLC.  Information with respect to the number of shares beneficially owned is based solely on the Schedule 13G filed with the SEC by 21X Investments LLC on June 8, 2007.

(3)
Of the total of 1,577,909 shares of common stock, 291,671 shares are held by Mr. Galloway's Individual Retirement Account for which Mr. Galloway has sole power to vote and dispose, 47,666 shares are held by Mr. Galloway's children for which he has the sole power to vote and dispose, 85,000 shares are held by RexonGalloway Capital Growth, an investment company in which Mr. Galloway is a 50% owner for which Mr. Galloway retains sole investment and voting discretion, 1,153,572 shares are held by Strategic Turnaround Equity Partners, LP (Cayman) (“STEP”), for which Mr. Galloway has the shared power to vote and dispose. Mr. Galloway is a managing member of Galloway Capital Management, LLC (“GCM”), the general partner of STEP.  Mr. Galloway disclaims beneficial ownership of the shares directly beneficially owned by STEP, except to: (i) the indirect interests by virtue of Mr. Galloway being a managing member of GCM, the general partner of STEP; and (ii) the indirect interests of Mr. Galloway by virtue of being a limited partner in STEP.  Information with respect to the number of shares beneficially owned in Notes 3 - 5 is based solely on the Schedule 13D/A filed with the SEC by Mr. Galloway, GCM, STEP and Mr. Herman on November 3, 2010.

(4)	Reflects 1,153,572 shares of common stock held by STEP for which GCM has the shared power to vote and dispose.

(5)
Of the total, 1,156,172 shares of common stock, 2,500 are held by FBR, Inc. (“FBR”) for which Mr. Herman is sole owner and serves as an officer, 100 shares are held by Mr. Herman and 1.153,572 are held by STEP for which Mr. Herman has the shared power to vote and dispose. Mr. Herman is a managing member of Galloway Capital Management, LLC, the general partner of STEP. Mr. Herman disclaims beneficial ownership of the shares directly beneficially owned by STEP, except: (i) to the indirect interests by virtue of Mr. Herman being a managing member of Galloway Capital Management, LLC, the general partner of STEP; and (ii) the indirect interests of Mr. Herman by virtue of being a limited partner in STEP.

(6)
Includes 6,650,000 shares held by 21X Investments LLC of which Mr. Brewer is the sole member and manager.  Includes 114,722 shares of common stock issuable to Mr. Brewer upon exercise of options exercisable within 60 days of December 3, 2010.

(7)	Includes 1,405,561 shares of common stock issuable to Mr. Paul DePond upon exercise of options exercisable within 60 days of December 3, 2010.
(8)	Includes 433,613 shares of common stock issuable to Mr. Rice upon exercise of options exercisable within 60 days of December 3, 2010.
(9)	Includes 448,613 shares of common stock issuable to Ms. Chicone upon exercise of options exercisable within 60 days of December 3, 2010.
(10)	Includes 34,722 shares of common stock issuable to Mr. Frappier upon exercise of options exercisable within 60 days of December 3, 2010.

Equity Compensation Plan Information

The following table provides information as of September 30, 2010, with respect to shares of our common stock that may be issued under our existing equity compensation plans.

	Number of Securities to be Issued upon Exercise of Outstanding Options, Warrants and Rights	Weighted-Average Exercise Price of Outstanding Options, Warrants and Rights	Number of Securities Remaining Available for Future Issuance under Equity Compensation Plans (Excluding Securities Reflected in Column (a))
Equity compensation plans approved by security holders (1)	3,291,014	$0.245	681,986

Equity compensation plans not approved by security holders	—	—	—
Total	3,291,014	$0.245	681,986

(1)	Consists of our 1997 Stock Plan and our 2008 Equity Incentive Plan.

1997 Stock Plan

The Notify Corporation 1997 Stock Plan (the “Stock Plan”) was established in January 1997.  The Stock Plan had a term of ten years and expired in January 2007.  Under the Stock Plan a total of 3,650,000 shares of our common stock had been reserved for issuance.  As of September 30, 2010, options to purchase up to 1,656,000 shares of our common stock were still outstanding under the Stock Plan.

2008 Equity Incentive Plan

Our 2008 Equity Incentive Plan (the “Equity Incentive Plan”)~~.~~was established in December 2008.  The Equity Incentive Plan has a term of ten years and expires in December 2018.  The Equity Incentive Plan provides for the granting of stock options to our employees, officers, consultants and directors.  Grants of options to employees and directors under the Equity Incentive Plan vest over three years.  Both our Board of Directors and our Compensation Committee have the authority to act as administrator for the Equity Incentive Plan. Under the Equity Incentive Plan, a total of 2,317,000 shares of our common stock has been reserved for issuance.  As of September 30, 2010, options to purchase up to 1,636,014 shares of our common stock were outstanding under the Equity Incentive Plan.

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

ITEM 14.  Principal Accountant Fees and Services.

Summary of Fees

The following table summarizes the approximate aggregate fees billed to us or expected to be billed to us by our independent auditors, L.L. Bradford & Company, LLC, for our 2010 and 2009 fiscal years:

Type of Fees	Fiscal Year 2010	Fiscal Year 2009
Audit Fees (1)	$47,750	$44,260
Audit-Related Fees (2)	—	—
Tax Fees (3)	15,500	15,500
All Other Fees (4)	1,000	—
Total Fees	$64,250	$59,760

(1)
Audit Fees consist of fees billed for professional services rendered for the audit of our consolidated annual financial statements and review of the interim consolidated financial statements included in quarterly reports and services that are normally provided by L.L. Bradford & Company, LLC in connection with statutory and regulatory filings or engagements.

(2)
Audit-Related Fees consist of fees billed for assurance and related services that are reasonably related to the performance of the audit or review of our consolidated financial statements and are not reported under Audit Fees. Fees billed for fiscal 2010 represent consultations in connection with strategic transactions. During our 2010 and 2009 fiscal years there were no such services rendered to us by L.L. Bradford & Company, LLC.

(3)
Tax Fees consist of fees billed for professional services rendered for tax compliance, tax advice and tax planning (domestic and international).  These services include assistance regarding federal, state and international tax compliance, acquisitions and international tax planning.

(4)
All Other Fees consist of fees for products and services other than the services reported above. Fees billed for fiscal 2010 represent consultations in connection with filing an S-8 related to our 2008 Equity Incentive Plan. During our 2009 fiscal year there were no such services rendered to us by L.L. Bradford & Company, LLC.

Audit Committee Pre-Approval Policies and Procedures

Our Audit Committee reviewed and pre-approved all audit and non-audit fees for services provided by L.L. Bradford & Company, LLC and has determined that the provision of such services to us during fiscal 2010 is compatible with and did not impair L.L. Bradford & Company, LLC’s independence.  L.L. Bradford & Company, LLC was engaged to perform the 2009 fiscal year-end audit and fiscal 2010 audit services.   It is the practice of the audit committee to consider and approve in advance all auditing and non-auditing services provided to us by our independent auditors in accordance with the applicable requirements of the Securities and Exchange Commission.

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

10.6(1)
Registrant's 1997 Stock Plan, as amended effective March 26, 2003, and form of stock option agreement. (incorporated herein by reference to Exhibit (4.1) to the Registrant’s Registration Statement on Form S-8 Reg. No 333-108868, filed on September 17, 2003)

10.16(1)
Amended and Restated Employment Agreement dated as of October 1, 2008 between Registrant and Paul DePond. (incorporated herein by reference to Exhibit (10.16) to the Registrant’s Current Report 8-K, filed on October 1, 2008)

10.17(1)
Amended and Restated Employment Agreement dated as of October 1, 2008 between Registrant and Gerald Rice. (incorporated herein by reference to Exhibit (10.17) to the Registrant’s Current Report 8-K, filed on October 1, 2008)

10.18(1)
Amended and Restated Employment Agreement dated as of October 1, 2008 between Registrant and Rhonda Chicone. (incorporated herein by reference to Exhibit (10.18) to the Registrant’s Current Report 8-K, filed on October 1, 2008)

10.24
Nonexclusive Technology License Agreement, dated as of November 24, 2003, by and between Registrant and NCR Corporation (incorporated herein by reference to Exhibit (10.24) to the Registrant's Annual Report on Form 10-KSB for the fiscal year ended September 30, 2004, filed on December 22, 2004)

10.35
Lease dated May 7, 2009 between Notify Technology Corporation and Pecten Court Mountain View Associates, LLC. (incorporated herein by reference to Exhibit (10.35) to the Registrant’s Current Report on Form 8-K, filed on May 11, 2009)

10.36(1)
Notify Technology Corporation 2008 Equity Incentive Plan (incorporated herein by reference to Exhibit (10.36) to the Registrant’s Annual Report on Form 10-K for the twelve-month period ended September 30, 2009, filed on December 28, 2009)

10.37(1)
Form of Stock Option Agreement for grants under the Notify Technology Corporation 2008 Equity Incentive Plan (incorporated herein by reference to Exhibit (10.37) to the Registrant’s Annual Report on Form 10-K for the twelve-month period ended September 30, 2009, filed on December 28, 2009)

10.38(1)
Description of the Executive Management Bonus Plan of Notify Technology Corporation (incorporated herein by reference to Exhibit (10.38) to the Registrant’s Current Report 8-K, filed on December 23, 2009).

10.39	Lease, dated as of June 1, 2010 by and between Registrant and Colbur Tech, LLC.

14.1
Code of Ethics for Principal Executive and Senior Financial Officers (incorporated herein by reference to Exhibit (14.1) to the Registrant's Annual Report on Form 10-KSB for the fiscal year ended September 30, 2008, filed on December 29, 2008)

24.1	Power of Attorney (see page 28).

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(1)	Indicates a management contract or compensatory plan or contract

SIGNATURES

In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.
NOTIFY TECHNOLOGY CORPORATION

Dated: December 15, 2010	By:	/s/ Paul F. DePond
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

Signature	Title	Date

/s/ Paul F. DePond	President, Chief Executive Officer and Chairman (Principal Executive Officer)	December 15, 2010
Paul F. DePond

/s/ Gerald W. Rice	Chief Financial Officer (Principal Financial and Accounting Officer)	December 15, 2010
Gerald W. Rice

/s/ David A. Brewer	Director	December 15, 2010
David A. Brewer

/s/ Mark Frappier	Director	December 15, 2010
Mark Frappier

Notify Technology Corporation

Financial Statements

Years ended September 30, 2010 and 2009

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Shareholders
of Notify Technology Corporation

We have audited the accompanying balance sheets of Notify Technology Corporation as of September 30, 2010 and 2009, and the related statements of income, shareholders’ deficit, and cash flows for each of the years in the two-year period ended September 30, 2010. Notify Technology Corporation’s management is responsible for these financial statements. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Notify Technology Corporation as of September 30, 2010 and 2009, and the results of its operations and its cash flows for each of the years in the two-ended period ended September 30, 2010, in conformity with accounting principles generally accepted in the United States of America.

/s/ L.L. BRADFORD & COMPANY, LLC

Las Vegas, Nevada

December 20, 2010

Notify Technology Corporation

Balance Sheets

	September 30,	September 30,
	2010	2009

Assets
Current assets:
Cash and cash equivalents	$2,526,654	$1,565,447
Accounts receivable, net allowance for doubtful accounts of $50,000	292,040	810,543
Other current assets	44,570	40,540
Total current assets	2,863,264	2,416,530

Non-current assets
Property and equipment, net	306,380	247,117
Lease deposits	15,602	15,602
Total non-current assets	321,982	262,719
Total assets	$3,185,246	$2,679,249

Liabilities and shareholders' deficit
Current liabilities:
Current portion of capital lease obligations	$3,369	$4,142
Accounts payable	55,378	75,340
Accrued payroll and related liabilities	405,203	454,946
Deferred revenue	2,927,067	2,995,906
Other accrued liabilities	123,066	140,464
Total current liabilities	3,514,083	3,670,798

Long term deferred revenue	112,696	137,250
Long term portion of capital lease obligations	3,174	6,543
Total long term liabilities	115,870	143,793
Total liabilities	3,629,953	3,814,591

Commitments and contingencies (Note 6)
Shareholders' deficit:
Preferred stock, $0.001 par value, 5,000,000 shares authorized, no shares outstanding	—	—
Common stock, $0.001 par value, 30,000,000 shares authorized, 14,111,217 and 14,075,662 shares issued and outstanding on September 30, 2010 and September 30, 2009, respectively	14,111	14,076
Additional paid-in capital	23,516,722	23,442,160
Accumulated deficit	(23,975,540)	(24,591,578)
Total shareholders’ deficit	(444,707)	(1,135,342)
Total liabilities and shareholders' deficit	$3,185,246	$2,679,249
The accompanying notes are an integral part of these financial statements.

Notify Technology Corporation

Statements of Income

	Years Ended September 30,
	2010	2009

Revenue:
Product revenue	$7,245,983	$6,032,257
Total revenue	7,245,983	6,032,257

Cost of revenue:
Product cost	45,743	8,620
Royalty cost	6,474	144,963
Total cost of revenue	52,217	153,583

Gross profit	7,193,766	5,878,674

Operating expenses:
Research and development	2,256,301	1,917,614
Sales and marketing	2,510,970	2,322,315
General and administrative	1,814,600	1,574,958
Total operating expenses	6,581,871	5,814,887

Income from operations	611,895	63,787

Other income (expenses)
Other income (expense), net	4,143	6,898
Total other income( expense), net	4,143	6,898

Net income	$616,038	$70,685

Basic net income per share	$0.04	$0.01

Weighted-average shares used in computing basic net income per share	14,080,536	14,070,662

Diluted net income per share	$0.04	$0.00

Weighted-average shares used in computing diluted net profit per share	15,840,336	14,754,252

The accompanying notes are an integral part of these financial statements.

Notify Technology Corporation

Statements of Shareholders’ Deficit

	Convertible Redeemable				Additional		Total
	Preferred Stock		Common Stock		Paid-In	Accumulated	Shareholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit

Balance at September 30, 2008	—	$—	14,075,662	$14,076	$23,387,396	$(24,662,263)	$(1,260,791)
Option vesting expense					54,765		54,765
Net income						70,685	70,685
Balance at September 30, 2009	—	—	14,075,662	14,076	23,442,161	$(24,591,578)	(1,135,342)
Option vesting expense					69,640		69,640
Proceeds from exercise of options	—		35,555	35	4,922		4,957
Net income						616,038	616,038
Balance at September 30, 2010	—	$—	14,111,217	$14,111	$23,516,722	$(23,975,540)	$(444,707)

The accompanying notes are an integral part of these financial statements.

Notify Technology Corporation

Statements of Cash Flows

	Years Ended September 30,
	2010	2009
Operating activities
Net income	$616,038	$70,685
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	118,522	93,127
Option vesting expense	69,640	54,765
Changes in operating assets and liabilities:
Accounts receivable, net	518,503	(300,808)
Other assets	(4,030)	(16,689)
Accounts payable	(19,962)	35,295
Accrued liabilities	(67,141)	75,010
Deferred revenue	(93,393)	714,921
Net cash provided by operating activities	1,138,177	726,306

Investing activities
Expenditures for property and equipment	(177,785)	(167,021)
Proceeds from sale of fixed assets	—	—
Net cash used in investing activities	(177,785)	(167,021)

Financing activities
Proceeds from exercise of options	4,957	—
Payments on capital leases	(4,142)	(4,445)
Net cash provided by (used in) financing activities	815	(4,445)

Net increase in cash and cash equivalents	961,207	554,840
Cash and cash equivalents at beginning of year	1,565,447	1,010,607
Cash and cash equivalents at end of year	$2,526,654	$1,565,447

Supplemental disclosure of cash flow information:
Cash paid for interest	$522	$812
Cash paid for income taxes	$1,749	$850

The accompanying notes are an integral part of these financial statements.

1. Business and Basis of Presentation

Notify Technology Corporation (the Company or Notify), incorporated in California in 1994, is a software developer of enterprise mobility solutions for most wireless handheld devices including the RIM BlackBerry, Apple iPhone, Android, HP/Palm based products and Windows Mobile based products on a variety of email platforms including various IMAP4 solutions as well as Novell GroupWise and Microsoft Exchange.

The Company has incurred net losses since inception but has been profitable for the last two fiscal years.  The Company had net income for the year ended September 30, 2010 of $616,038 and a net income of $70,685 for the year ended September 30, 2009.  The Company has an accumulated deficit of $24.0 million as of September 30, 2010.  During fiscal 2010, the Company financed its operations through the sale of its products and existing cash balances.

The Company chose to replace its historical wireline products starting in fiscal 2001 and although it still received some revenue from its legacy wireline business in fiscal 2007, it currently focuses all its efforts on its wireless software products by researching and developing new products, enhancing its existing NotifyLink product family and marketing and selling the NotifyLink and NotifySync product lines.  In fiscal 2010, the Company paid all of its operating expenses based on sales of its NotifyLink and NotifySync product lines. The success of the Company’s business operations will depend upon the continued favorable market acceptance of its wireless software products.

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

Accounts Receivable/ Allowance for Doubtful Accounts

Accounts receivable are stated at net realizable value.  Uncollectible receivables are recorded as bad debt expense when all efforts to collect them have been exhausted and recoveries are recognized when they are received.  Historically, the bad debts have been insignificant and the allowance for bad debt is higher than the actual average bad debt expense.

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

Advertising Costs

The Company expenses the costs of producing advertisements at the time production occurs.  Advertising expense incurred for the twelve months ended September 30, 2010 and 2009, was $2,920 and $732, respectively.  Trade show expense incurred for the twelve months ended September 30, 2010 and 2009, was $66,614 and $38,221, respectively.

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

Concentration of Credit Risk

Financial instruments that potentially expose the Company to concentrations of credit risk consist principally of cash and cash equivalents and trade accounts receivable. Cash and cash equivalents are defined as cash and cash equivalents held with financial institutions that exceed the amount of insurance provided on such deposits. The bank at which the Company funds are deposited has a maximum FDIC insurance of $250,000.  The Company has approximately $2,000,000 on deposit leaving an uninsured exposure of $1,750,000.  The Company has another $450,000 at an institution that does not participate in the FDIC insurance program.  The Company has not experienced any losses on its deposits of cash and cash equivalents.

The Company performs ongoing credit evaluations and generally requires no collateral.  The Company maintains reserves for credit losses, and such losses have been within management’s expectations.  As of September 30, 2010, one customer represented more than 10% of accounts receivable.  The value of most customer accounts represent a small portion of receivables but from time to time we make larger individual customer sales; normally annual renewals of larger customers.  Revenue from one customer accounted for 7% of total revenues for the fiscal year ended September 30, 2010.

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

The Company recognized stock based employee compensation in fiscal 2010 and recorded a non-cash expense of $69,640.  No new options were granted in fiscal 2010. The Notify Corporation 1997 Stock Plan option plan expired in January 2007 and the shareholders approved the Notify Technology Corporation 2008 Equity Incentive Plan in May 2009.

Net Income (Loss) Per Share

Net income (loss) per common share is computed by dividing net loss available to common stockholders by the weighted average number of shares outstanding during the period.

Options to purchase 3,291,014 were outstanding on September 30, 2010 and were included in the computation of diluted net income.  3,578,569 options were outstanding on September 30, 2009 and were included in the computation of diluted net income.

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

3. Property and Equipment

Property and equipment consist of the following:

	September 30,	September 30
	2010	2009
Furniture and office equipment	$695,886	$535,011
Software	79,719	76,228
Leasehold improvements	13,419	—
	789,024	611,239
Less accumulated depreciation and amortization	(482,644)	(364,122)
	$306,380	$247,117

Property and equipment includes $15,000 of office equipment under capital lease with accumulated amortization of $8,457 and $10,361 at September 30, 2010 and 2009, respectively.

Depreciation and amortization expense was $118,522 and $93,127 for the years ended September 30, 2010 and 2009, respectively.

4. Capital Lease Obligations

During the year ended September 30, 2007, the Company entered into one capital lease totaling $15,000 with principal and interest (5.0%) due monthly.

Future minimum lease payments under the lease are as follows:

For the year ending September 30,
2011	$3,480
2012	3,480
Total minimum lease payments	6,960
Less: amount representing interest	(417)
Present value of net minimum lease payments	6,543
Less: current portion	(3,174)
Long term portion	$3,369

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

6. Commitments and Contingencies

The Company currently occupies two facilities under operating leases.  The San Jose, California facility lease expires in May 2012 and the Canfield, Ohio facility lease expires in October 2014.

Future minimum lease payments are approximately as follows:

Year ending September 30, 2011	$223,719
Year ending September 30, 2012	211,398
Year ending September 30, 2013	145,558
Year ending September 30, 2014	145,558
Year ending September 30, 2015	6,065
$732,298

Facility rent expense totaled approximately $211,000 and $186,000 for the years ended September 30, 2010 and 2009, respectively.

In November 2003, NCR Corporation and Notify Technology Corporation entered into a non-exclusive license agreement that allows the Company to offer certain product features on its Enterprise Mobility Solution that are covered by a patent held by NCR.   This agreement requires that a royalty payment be made to NCR based on the revenue from any NotifyLink product that is sold that uses the technology covered by the patent. The agreement had a cap of $500,000 of total royalty payable after which Notify would hold a fully paid-up license to utilize the NCR technology.  We reached that cap in July 2009 and no more royalties are payable to NCR under the 2003 agreement.  Payments under this agreement were zero and $110,981 during the fiscal years 2010 and 2009, respectively.

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

Convertible Redeemable Preferred Stock

In July 2001, the Company’s shareholders authorized and the Company completed an offering of Series A convertible redeemable preferred stock (Series A preferred stock) to a group of private investors. In connection with the offering, the Company issued 501,000 shares of Series A preferred stock at $10 per share and issued warrants to purchase 1,753,000 shares of common stock for consideration of $4.2 million, net of issuance costs. The Company designated a total of 900,000 shares as Series A preferred stock.

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

Common Stock

The following table summarizes shares of common stock reserved for future issuance by the Company:

September 30,
2010

1997 Stock Option Plan	—
2008 Equity Incentive Plan	661,014
661,014

Warrants to Purchase Common Stock

At September 30, 2010, the Company had no warrants outstanding:

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

		Options Outstanding
	Shares Available for Grant	Number of Shares	Weighted- Average Price
Balance at September 30, 2008	—	2,773,000	$1.196
Granted	—	—	N/A
Cancelled	—	(55,000)	$2.491
Exchanged	—	(900,000)	$1.600
Exercised	—	—	N/A
Balance at September 30, 2009	—	1,818,000	$1.032
Granted	—	—	N/A
Cancelled	—	—	N/A
Expired	—	(162,000)	$7.375
Exercised	—	—	N/A
Balance at September 30, 2010	—	1,656,000	$0.365

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

	Options Outstanding
	Shares Available For Grant	Number of Shares	Weighted- Average Price
Balance at September 30, 2008		—	—
Authorized	2,317,000	—	N/A
Granted	(1,775,014)	1,775,014	$0.142
Cancelled	14,445	(14,445)	$0.140
Exercised	—	—	N/A
Balance at September 30, 2009	556,431	1,760,569	$0.142
Granted		—	—
Cancelled	90,000	(90,000)	$0.140
Exercised	—	(35,555)	$0.140
Balance at September 30, 2010	646,431	1,635,014	$0.142

The following table summarizes outstanding and exercisable options at September 30, 2010:

	Options Outstanding			Options Exercisable
Exercise Prices	Number of Options Outstanding	Weighted- Average Remaining Life in Years	Weighted-Average Exercise Prices	Number of Options Exercisable	Weighted-Average Exercise Prices

$0.140	1,610,014	8.20	$0.140	962,507	$0.140
$0.200 – $0.280	1,280,000	3.42	$0.253	1,264,722	$0.252
$0.320 – $0.490	338,000	1.06	$0.332	338,000	$0.332
$2.375 – $2.750	63,000	0.18	$2.732	63,000	$2.732
	3,291,014	2.82	$0.281	2,628,229	$1.619

8. Income Taxes

Due to historical operating losses, there is no provision for income taxes for fiscal 2010 or 2009. The expected statutory tax benefit of 34% is offset by the inability to recognize an income tax benefit from the net operating losses.

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company’s deferred tax assets for federal and state income taxes are as follows:

	Year Ended September 30,	Year Ended September 30,
	2010	2009

Deferred tax assets:
Net operating loss carryforwards	$247,000	$206,600
Research credit carryforwards	329,800	329,800
Other temporary differences	3,500	3,500
Total deferred tax assets	580,300	539,800

Valuation allowance	(580,300)	(539,800)
Net deferred tax assets	$–	$–

Realization of deferred tax assets is dependent on future earnings, if any, the timing and amount of which are uncertain. Accordingly, a valuation allowance in an amount equal to the net deferred tax asset has been established to reflect these uncertainties.

As of September 30, 2010, the Company had net operating loss carryforwards of approximately $247,000 and $1,558,000 for Federal and California tax purposes, which will expire in the years 2012 through 2028. As of September 30, 2010, the Company also had research and development tax credit carryforwards for federal and California tax purposes of approximately $329,800 and $215,000, respectively. The credits will expire in the years 2018 through 2029, if not utilized. Utilization of the net operating losses and tax credit carryforwards may be subject to a substantial annual limitation due to the ownership change limitations provided by the Internal Revenue Code of 1986, as amended, and similar state provisions. The annual limitation may result in the expiration of net operating losses and tax credit carryforwards before full utilization.

9. Industry Segment, Customer, and Geographic Information

The Company has one operating segment by which management evaluates performance. The Company sells its products primarily within the United States and Canada to business customers with limited sales in other countries.

All of the Company’s long-lived assets are located in the United States.

10. Subsequent Events

There were no subsequent events that occurred between September 30, 2010 and the date of this filing.

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

10.6(1)
Registrant's 1997 Stock Plan, as amended effective March 26, 2003, and form of stock option agreement. (incorporated herein by reference to Exhibit (4.1) to the Registrant’s Registration Statement on Form S-8 Reg. No 333-108868, filed on September 17, 2003)

10.16(1)
Amended and Restated Employment Agreement dated as of October 1, 2008 between Registrant and Paul DePond. (incorporated herein by reference to Exhibit (10.16) to the Registrant’s Current Report 8-K, filed on October 1, 2008)

10.17(1)
Amended and Restated Employment Agreement dated as of October 1, 2008 between Registrant and Gerald Rice. (incorporated herein by reference to Exhibit (10.17) to the Registrant’s Current Report 8-K, filed on October 1, 2008)

10.18(1)
Amended and Restated Employment Agreement dated as of October 1, 2008 between Registrant and Rhonda Chicone. (incorporated herein by reference to Exhibit (10.18) to the Registrant’s Current Report 8-K, filed on October 1, 2008)

10.24
Nonexclusive Technology License Agreement, dated as of November 24, 2003, by and between Registrant and NCR Corporation (incorporated herein by reference to Exhibit (10.24) to the Registrant's Annual Report on Form 10-KSB for the fiscal year ended September 30, 2004, filed on December 22, 2004)

10.36(1)
Lease dated May 7, 2009 between Notify Technology Corporation and Pecten Court Mountain View Associates, LLC. (incorporated herein by reference to Exhibit (10.35) to the Registrant’s Current Report on Form 8-K, filed on May 11, 2009)

10.37(1)
Notify Technology Corporation 2008 Equity Incentive Plan (incorporated herein by reference to Exhibit (10.36) to the Registrant’s Annual Report on Form 10-K for the twelve-month period ended September 30, 2009, filed on December 28, 2009)

10.38(1)
Form of Stock Option Agreement for grants under the Notify Technology Corporation 2008 Equity Incentive Plan (incorporated herein by reference to Exhibit (10.37) to the Registrant’s Annual Report on Form 10-K for the twelve-month period ended September 30, 2009, filed on December 28, 2009)

10.39	Lease, dated as of June 1, 2010 by and between Registrant and Colbur Tech, LLC.

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